Form 10-Q
period 1994-03-31
GREEN MOUNTAIN POWER CORP
filed 1994-05-13
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


X	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1994

or

  	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  			  to


Commission file number 1-8291


	GREEN MOUNTAIN POWER CORPORATION
(Exact name of registrant as specified in its charter)

      	Vermont	                                      		03-0127430

(State or other jurisdiction of        		(I.R.S. Employer Identification No.)
incorporation or organization)

	25 Green Mountain Drive
	South Burlington, VT		                                	05402
Address of principal executive offices	              	(Zip Code)

Registrant's telephone number, including area code  	(802) 864-5731



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class - Common Stock                      			Outstanding March 31, 1994
	$3.33 1/3 Par Value		                               	4,551,012




GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets
(Unaudited)

Part 1
- - ------
 A.1



                                                                     March 31                  December 31
                                                       -----------------------------------   ----------------
                                                             1994               1993               1993
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)
ASSETS

ELECTRIC UTILITY

Utility Plant
    Utility plant, at original cost....................       $216,417           $201,600           $214,977
    Less accumulated depreciation......................         66,130             60,435             64,226
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        150,287            141,165            150,751
    Property under capital lease.......................         11,029             11,950             11,029
    Construction work in progress......................         10,157             11,847              9,631
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        171,473            164,962            171,411
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity (Note 2)...........         16,859             17,322             16,886
    Non-utility property...............................          3,719              3,307              3,521
    Other investments..................................           --                2,079              2,121
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,578             22,708             22,528
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................             61              1,246                 50
    Temporary investments..............................            900               --                   --
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         15,454             18,504             14,814
    Accrued utility revenues (Note 1)..................          5,619              5,290              6,138
    Fuel, materials and supplies, at average cost......          2,756              2,724              2,841
    Prepayments........................................          1,593              1,363              1,984
    Current revenue due to income taxes................            428                454                729
    Other..............................................            232                342                388
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         27,043             29,923             26,944
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Future revenue due to income taxes.................          4,179              4,908              4,179
    Unfunded future federal income taxes...............          4,498              4,731              4,590
    Demand side management programs...................          13,407              7,058             12,809
    Environmental proceedings costs....................          6,152              2,710              5,356
    Purchased power costs..............................          3,027                407              4,134
    Other..............................................         12,406              9,022             11,277
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         43,669             28,836             42,345
                                                       ----------------   ----------------   ----------------
NON-UTILITY
    Cash and cash equivalents..........................            123                136                177
    Other current assets...............................          3,616              5,132              3,479
    Property and equipment.............................         11,198             10,919             11,331
    Intangible assets..................................          3,365              3,895              3,484
    Other assets.......................................          9,551              5,460             10,155
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         27,853             25,542             28,626
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $290,616           $271,971           $291,854
                                                       ================   ================   ================



CAPITALIZATION AND LIABILITIES

ELECTRIC UTILITY


Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         4,566,868, 4,443,410, and 4,536,042)..........        $15,222            $14,811            $15,120
      Additional paid-in capital.......................         57,974             54,409             57,178
      Retained earnings................................         26,668             26,585             25,229
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................         99,486             95,427             97,149
    Redeemable cumulative preferred stock..............          9,385              9,575              9,385
    Long-term debt, less current maturities............         79,800             67,644             79,800
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        188,671            172,646            186,334
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................         11,029             11,950             11,029
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          1,800              2,486              1,800
    Short-term debt....................................         13,215              6,213             19,015
    Accounts payable, trade, and accrued liabilities...          5,361              5,522              8,373
    Accounts payable to associated companies...........          3,792              4,679              4,302
    Dividends declared.................................            199                203                199
    Customer deposits..................................          1,215              1,124              1,197
    Taxes accrued......................................          1,697              3,470                397
    Interest accrued...................................          1,819              1,562              2,070
    Deferred revenues (Note 1).........................          8,177              8,123               --
    Current revenue reduction due to income taxes......            132                140                225
    Unfunded future federal income taxes...............            428                454                729
    Other..............................................            625                564                572
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         38,460             34,540             38,879
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         20,844             16,056             20,683
    Unamortized investment tax credits.................          5,570              5,848              5,672
    Future revenue reduction due to income taxes.......          4,366              4,590              4,366
    Unfunded future federal income taxes...............          4,179              4,908              4,179
    Other..............................................         11,384             11,994             13,541
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         46,343             43,396             48,441
                                                       ----------------   ----------------   ----------------

NON-UTILITY
    Current liabilities................................            391                615                666
    Other liabilities..................................          5,722              8,824              6,505
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................          6,113              9,439              7,171
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $290,616           $271,971           $291,854
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1
- - ------
 A.2


                                                                          Three Months Ended
                                                                               March 31
                                                                -----------------------------------------
                                                                      1994                    1993
                                                                -----------------       -----------------
                                                                (In thousands, except amounts per share)


Operating Revenues (Note 1).....................................         $40,611                 $40,751
                                                                -----------------       -----------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation (Note 2)..........           7,379                   7,472
     Company-owned generation...................................           1,179                     749
     Purchases from others......................................          12,773                  12,468
  Other operating...............................................           4,769                   4,503
  Transmission..................................................           2,579                   2,816
  Maintenance...................................................           1,245                   1,016
  Depreciation and amortization.................................           2,305                   2,143
  Taxes other than income.......................................           1,726                   1,636
  Income taxes..................................................           1,764                   2,788
                                                                -----------------       -----------------
     Total operating expenses...................................          35,719                  35,591
                                                                -----------------       -----------------
       Operating income.........................................           4,892                   5,160
                                                                -----------------       -----------------

Other Income
  Equity in earnings of affiliates and non-utility operations...             748                     860
  Allowance for equity funds used during construction...........              89                      52
  Other income and deductions, net..............................             145                     (42)
                                                                -----------------       -----------------
    Total other income..........................................             982                     870
                                                                -----------------       -----------------
      Income before interest charges............................           5,874                   6,030
                                                                -----------------       -----------------

Interest Charges
  Long-term debt................................................           1,742                   1,628
  Other.........................................................             230                     149
  Allowance for borrowed funds used during  construction........            (138)                    (49)
                                                                -----------------       -----------------
    Total interest charges......................................           1,834                   1,728
                                                                -----------------       -----------------
Net Income......................................................           4,040                   4,302

Dividends on preferred stock....................................             199                     203
                                                                -----------------       -----------------
Net Income Applicable to Common Stock...........................          $3,841                  $4,099
                                                                =================       =================

Common Stock Data
  Earnings per share............................................           $0.85                   $0.93

  Cash dividends declared per share.............................           $0.53                  $0.525

  Weighted average shares outstanding...........................           4,537                   4,415


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period...................................         $25,229                 $24,801
Net Income......................................................           4,040                   4,302
                                                                -----------------       -----------------
                                                                          29,269                  29,103
                                                                -----------------       -----------------

Cash Dividends - redeemable cumulative preferred stock..........             199                     203
               - common stock...................................           2,402                   2,315
                                                                -----------------       -----------------
                                                                           2,601                   2,518
                                                                -----------------       -----------------

Balance - end of period.........................................         $26,668                 $26,585
                                                                =================       =================

              The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1
- - ------
 A.3

                                                                                 Three Months Ended
                                                                                       March 31
                                                                       ---------------------------------------
                                                                             1994                  1993
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income...........................................................          $4,040                $4,302
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           2,305                 2,143
      Dividends from associated companies less equity income...........              26                  (183)
      Allowance for funds used during construction.....................            (227)                 (101)
      Amortization of purchased power costs............................           1,161                 1,073
      Deferred income taxes............................................             161                   553
      Deferred revenues (Note 1).......................................           8,177                 8,122
      Amortization of gain on sale of property.........................             (13)                  (13)
      Deferred purchased power costs...................................             (54)                  (36)
      Amortization of investment tax credits...........................            (102)                 (108)
      Environmental proceedings costs..................................            (825)                  238
      Changes in:
        Temporary investments..........................................            (900)                  --
        Accounts receivable............................................            (641)               (1,306)
        Accrued utility revenues.......................................             519                   310
        Fuel, materials, and supplies..................................              85                   170
        Prepayments and other current assets...........................             411                 2,188
        Accounts payable...............................................          (3,524)               (4,076)
        Taxes accrued..................................................           1,299                 2,655
        Interest accrued...............................................            (251)                  394
        Other current liabilities......................................            (202)               (2,873)
      Other............................................................          (1,197)               (1,801)
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          10,248                11,651
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (2,024)               (2,492)
    Conservation expenditures..........................................            (857)                 (888)
    Investment in nonutility property..................................              93                   108
    Special fund for postretirement benefits...........................              --                  (559)
                                                                       -----------------     -----------------
      Net cash used in investing activities............................          (2,788)               (3,831)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................             898                   999
    Short-term debt, net...............................................          (5,801)               (5,401)
    Cash dividends.....................................................          (2,601)               (2,516)
                                                                       -----------------     -----------------
      Net cash used in financing activities............................          (7,504)               (6,918)
                                                                       -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents...............             (44)                  902
    Cash and Cash equivalents at beginning of period...................             227                   480
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................            $183                $1,382
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the quarter for:
       Interest (net of amounts capitalized)...........................          $2,193                $1,350
       Income taxes....................................................             --                    282

      The accompanying notes are an integral part of the consolidated financial statements.


GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994


Part 1
- - ------
  A.4

1.	SIGNIFICANT ACCOUNTING POLICIES
	Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At March 31, 1994 and 1993, the Company had recorded deferred revenues of $6.6 million and $6.9 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods.

	Included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements are the results of operations of the Company's rental water heater program, which is not regulated by the VPSB, and four of the Company's wholly-owned subsidiaries, Green Mountain Propane Gas Company, Mountain Energy, Inc., GMP Real Estate Corporation, and Lease-Elec, Inc. (also unregulated). Summarized financial information is as follows:


                                   Three Months Ended
                                        March 31
                                   ------------------
                                     1994        1993
                                     ----        ----
                                      (In Thousands)
Revenue . . . . . . . . . . . . .  $3,823       $4,192
Expenses. . . . . . . . . . . . .   3,588        3,967
                                    -----        -----
Net Income. . . . . . . . . . . .  $  235       $  225
                                    =====        =====


2.	INVESTMENT IN ASSOCIATED COMPANIES
	The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:


                                               Three Months Ended
                                                   March 31
                                               ------------------
                                                 (In thousands)

                                              1994           1993
                                              ----           ----
Vermont Yankee Nuclear Power Corporation
  Gross Revenue. . . . . . . . . . . . . .  $39,169        $39,649
  Net Income Applicable to Common Stock. .    1,683          2,137
  Company's Equity in Net Income . . . . .      307            379

Vermont Electric Power Company, Inc.
  Gross Revenue. . . . . . . . . . . . . .  $12,264        $12,280
  Net Income Before Dividends. . . . . . .      314            353
  Company's Equity in Net Income
    (Includes preferred equity). . . . . .       85            101

3.	ENVIRONMENTAL MATTERS
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

		On November 6, 1992, the EPA released its final RI/FS and announced a proposed remedy with an estimated total cost of approximately
$49.5 million, including 30 years' operation and maintenance costs, with a net present value of approximately $26.4 million.  The EPA's preferred remedy called for construction of a Containment/Disposal Facility (CDF)
over a portion of the site.  The CDF would have consisted of subsurface vertical barriers and a low permeability cap, with collection trenches and hydraulic control system to capture groundwater and prevent its migration outside of the CDF.  Collected groundwater would have been treated and discharged or stored and disposed of off-site.  The proposed remedy also would have required construction of new wetlands to replace those that would be destroyed by construction of the CDF and a long-term monitoring program.

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

		In early 1994, the Company and other PRPs met with the EPA to commence negotiations on an Administration Order by Consent pursuant to which the PRPs would conduct additional studies agreed to by the coordinating council. Although negotiations are not yet complete, it is likely that the EPA will consent to allowing the PRPs to conduct additional studies at the site and that the EPA will not require reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously advised the Company that ultimately it will seek to hold the Company and the PRPs liable for such costs.

		In September 1993, the Company, New England Electric System and Vermont Gas Systems, Inc. entered into confidential negotiations with most other PRPs concerning allocation of unresolved liabilities concerning the site. Those negotiations are continuing.

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

	As of March 31, 1994, the Company had reserved approximately $680,000 for costs attributable to the site, other than those costs that are the subject of the agreements between the Department and the Company mentioned above. Management expects to seek and receive ratemaking treatment for other costs incurred beyond the amounts that have been reserved. As of March 31, 1994, such other costs are approximately $5,736,000, which includes the $4.2 million in costs that are the subject of the rate case settlement agreement referred to above.

4.	1993 RETAIL RATE CASE
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

5.	1991 RETAIL RATE CASE
	On July 19, 1991, the Company filed a request with the VPSB to increase retail rates by 9.96 percent to cover power supply cost increases expected in 1992, the costs of upgrading and maintaining the Company's generation, transmission and distribution facilities; expenditures associated with the Company's conservation programs; and
higher employee pension and health care costs.   In orders dated April
2, 1992 and May 21, 1992, the VPSB approved an increase of 5.6 percent, or approximately $6.6 million, effective April 2, 1992.

	The Department appealed the VPSB orders challenging, among other rulings, the VPSB's acceptance of the Company's method of treating accumulated depreciation and certain Vermont Yankee-related power costs. The Company filed a cross-appeal contending, among other things, that the VPSB had erred in reducing ratebase relating to certain demand-side management (DSM) program cost projections that had been made in the Company's prior rate case.

	On April 22, 1994 the Vermont Supreme Court affirmed in part and reversed in part the VPSB orders. The Court overturned the VPSB's decision disallowing certain DSM costs. The impact of this portion of the Court's ruling resulted in the Company's other income since April 1992 being increased by $162,000. On the other hand, the Court overturned the VPSB decision in the Company's favor on an issue involving the method of treating accumulated depreciation, and on the inclusion of one item of Vermont Yankee's capital projections in power costs. The impact of this portion of the Court's ruling resulted in the Company's revenues since April 1992 being reduced by $990,000.

	The Company filed a motion for re-argument with the Vermont Supreme Court on May 6, 1994, contending that the Court had erred in overturning the VPSB's decision with respect to accumulated depreciation.


- - ---------------------------------------------------
The Consolidated Financial Statements are unaudited
and, in the opinion of the Company, reflect the
adjustments necessary to a fair statement of the
results of the interim periods.  All such
adjustments, except as specifically noted in the
Consolidated Financial Statements, are of a normal,
recurring nature.
- - ---------------------------------------------------




GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1994

Part 1
- - ------
  A.5

RESULTS OF OPERATIONS

Earnings Summary

	Earnings per share of common stock in the first quarter of 1994 were $0.85, compared to $0.93 per share in the first quarter of 1993. The decreased earnings in 1994 resulted primarily from an April 1994 ruling by the Vermont Supreme Court, which reversed a portion of the VPSB's April 1992 order raising the Company's rates by 5.6 percent. The Supreme Court ruling caused a reduction of approximately $990,000 in revenues collected from customers during the past two years. (See Note 5 of Notes to Consolidated Financial Statements.)

Operating Revenues and MWh Sales

	Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:

                                          Three Months Ended
                                                March 31
                                          -------------------
                                           1994          1993
                                           ----          ----

Operating Revenues (In thousands)
         Retail*. . . . . . . . . . . .  $35,892       $36,267
         Sales for Resale . . . . . . .    3,609         3,804
         Other. . . . . . . . . . . . .    1,110           680
                                        --------      --------
           Total Operating Revenues . . $ 40,611      $ 40,751
                                        ========      ========

MWh Sales
         Retail*. . . . . . . . . . . .  477,169       466,890
         Sales for Resale . . . . . . .   99,561        83,074
                                         -------       -------
           Total MWh Sales. . . . . . .  576,730       549,964
                                         =======       =======

Average Number of Customers
         Residential. . . . . . . . . .   68,579        67,791
         Commercial & Industrial. . . .   11,617        11,413
         Other. . . . . . . . . . . . .       73            73
                                          ------        ------
             Total Customers. . . . . .   80,269        79,277
                                          ======        ======

*Includes lease transmissions.



	Total operating revenues in the first quarter of 1994 were essentially unchanged compared to the same period in 1993. Retail revenues decreased 1.0 percent in the first quarter of 1994 compared to the same period in 1993 primarily due to the Vermont Supreme Court decision discussed above, resulting in a reduction in revenues of approximately $990,000. This decrease in retail revenues was partially offset by a 3.8 percent increase in sales to small commercial and industrial customers (reflecting increased economic activity in this sector in 1994) and a 3.9 percent increase in sales to residential customers (reflecting colder than normal winter weather in 1994). Wholesale revenues decreased 5.1 percent in the first quarter of 1994 primarily due to the greater availability of low-cost energy in New England, which drove down wholesale electricity prices.

Operating Expenses

	Power supply expenses increased 3.1 percent in the first quarter of 1994 over the same period in 1993, primarily due to a 19.8 percent increase in purchases from independent power producers mandated by federal legislation. During the first quarter of 1994, two of such independent power producers that went into service in 1993 experienced a full period of operations.

	Transmission expenses decreased 8.4 percent in the first quarter of 1994 compared to the same period in 1993, primarily due to the restructuring of a series of transmission contracts.

	Maintenance expenses increased 22.7 percent in the first quarter of 1994 compared to the same period in 1993, due primarily to a scheduled increase in plant maintenance.

	Depreciation and amortization expenses increased 7.5 percent in the first quarter of 1994 compared to the same period in 1993, due to an increase in utility plant additions.

Income Taxes

	Income taxes decreased 36.7 percent in the first quarter of 1994 compared to the same period in 1993, due primarily to a reduction in book pre-tax income and a reversal of the tax reserve established to cover potential audit assessments (reflecting the Company's judgment that the likelihood of adverse tax audits had diminished).

Interest Charges

	Interest charges increased 6.1 percent in the first quarter of 1994 over the same period in 1993, primarily due to interest charges related to the sale of $20 million of the Company's first mortgage bonds in November 1993.

LIQUIDITY AND CAPITAL RESOURCES

	For the three months ended March 31, 1994, construction and conservation expenditures totaled $2.9 million. Such expenditures in 1994 are expected to be approximately $20.0 million, principally for expansion and improvements of the Company's transmission and distribution plant and for conservation measures.

	The Company anticipates issuing additional shares of common stock in late 1994. The Company has not determined the date or the amount of the stock issuance.




GREEN MOUNTAIN POWER CORPORATION
March 31, 1994
PART II - OTHER INFORMATION


ITEM 1.	Legal Proceedings

	See Notes 3, 4 and 5 of Notes to Consolidated Financial
Statements

ITEM 2.	Changes in Securities

	NONE

ITEM 3.	Defaults Upon Senior Securities

	NONE

ITEM 4.	Submission of Matters to a Vote of Security Holders

	NONE

ITEM 5.	Other Information

	NONE

ITEM 6	(a)	EXHIBITS

		NONE

	(b)	REPORTS ON FORM 8-K

			Form 8-K was not required to be filed
			during the current quarter




GREEN MOUNTAIN POWER CORPORATION

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		GREEN MOUNTAIN POWER CORPORATION
		(Registrant)



Date:  May 13, 1994		/s/ E. M. Norse
	E. M. Norse, Vice President, Chief
	Financial Officer and Treasurer



Date:  May 13, 1994		/s/ G. J. Purcell
	G. J. Purcell, Controller