Form 10-Q
period 1994-06-30
GREEN MOUNTAIN POWER CORP
filed 1994-08-12
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549




FORM 10-Q


X	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 1994

or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class - Common Stock	              		Outstanding June 30, 1994
	$3.33 1/3 Par Value		                     	4,579,577




GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets
(Unaudited)

Part 1
- - - ------
 A.1


                                                                     June 30                   December 31
                                                       -----------------------------------   ----------------
                                                             1994               1993               1993
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)
ASSETS

ELECTRIC UTILITY

                                                                                 C>
Utility Plant
    Utility plant, at original cost....................       $221,782           $204,722           $214,977
    Less accumulated depreciation......................         67,617             62,175             64,226
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        154,165            142,547            150,751
    Property under capital lease.......................         11,029             11,950             11,029
    Construction work in progress......................          8,425             12,371              9,631
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        173,619            166,868            171,411
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity (Note 2)...........         16,711             17,138             16,886
    Non-utility property...............................          3,835              3,186              3,521
    Other investments..................................            --               2,093              2,121
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,546             22,417             22,528
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................            413                 82                 50
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         10,871             12,760             14,814
    Accrued utility revenues (Note 1)..................          4,939              4,439              6,138
    Fuel, materials and supplies, at average cost......          2,860              2,923              2,841
    Prepayments........................................            558                635              1,984
    Current revenue due to income taxes................            394                396                729
    Other..............................................            237                204                388
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         20,272             21,439             26,944
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Future revenue due to income taxes.................          4,179              4,908              4,179
    Unfunded future federal income taxes...............          4,487              4,713              4,590
    Demand side management programs....................         14,322              8,802             12,809
    Environmental proceedings costs....................          7,345              3,879              5,356
    Purchased power costs..............................          1,911                (47)             4,134
    Other..............................................         11,255              9,328             11,277
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         43,499             31,583             42,345
                                                       ----------------   ----------------   ----------------
NON-UTILITY
    Cash and cash equivalents..........................            631                328                177
    Other current assets...............................          2,778              2,496              3,479
    Property and equipment.............................         11,138             10,945             11,331
    Intangible assets..................................          3,247              3,758              3,484
    Other assets.......................................         11,622              5,429             10,155
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         29,416             22,956             28,626
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $287,352           $265,263           $291,854
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

ELECTRIC UTILITY
Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         4,595,433, 4,452,344, and 4,536,042)..........        $15,318            $14,894            $15,120
      Additional paid-in capital.......................         58,625             55,177             57,178
      Retained earnings................................         25,289             25,017             25,229
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................         98,854             94,710             97,149
    Redeemable cumulative preferred stock..............          9,385              9,575              9,385
    Long-term debt, less current maturities............         78,000             67,644             79,800
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        186,239            171,929            186,334
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................         11,029             11,950             11,029
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          1,800              2,486              1,800
    Short-term debt....................................          5,415              7,756             19,015
    Accounts payable, trade, and accrued liabilities...          6,895              5,903              8,373
    Accounts payable to associated companies...........          3,781              3,484              4,302
    Dividends declared.................................            199                203                199
    Customer deposits..................................          1,127              1,052              1,197
    Taxes accrued......................................          1,476              1,746                397
    Interest accrued...................................          1,257              2,128              2,070
    Deferred revenues (Note 1).........................          3,823              3,668               --
    Current revenue reduction due to income taxes......            122                122                225
    Unfunded future federal income taxes...............            394                395                729
    Other..............................................            498                442                572
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         26,787             29,385             38,879
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         19,768             16,515             20,683
    Unamortized investment tax credits.................          5,542              5,825              5,672
    Future revenue reduction due to income taxes.......          4,366              4,590              4,366
    Unfunded future federal income taxes...............          4,179              4,908              4,179
    Other..............................................         21,786             12,543             13,541
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         55,641             44,381             48,441
                                                       ----------------   ----------------   ----------------

NON-UTILITY
    Current liabilities................................            --                 432                666
    Other liabilities..................................          7,656              7,186              6,505
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................          7,656              7,618              7,171
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $287,352           $265,263           $291,854
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1
- - - ------
 A.2



                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30                             June 30
                                                              -------------------------------     -------------------------------
                                                                  1994               1993             1994               1993
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues (Note 1)...................................    $33,603            $33,427          $74,214            $74,177
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation ................      7,063              7,522           14,442             14,994
     Company-owned generation.................................        658                724            1,837              1,473
     Purchases from others....................................     11,097             10,834           23,870             23,302
  Other operating.............................................      4,681              4,476            9,450              8,979
  Transmission................................................      2,623              2,626            5,201              5,442
  Maintenance.................................................      1,266              1,140            2,512              2,155
  Depreciation and amortization...............................      2,244              2,143            4,549              4,286
  Taxes other than income.....................................      1,521              1,467            3,247              3,102
  Income taxes................................................        578                402            2,341              3,191
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     31,731             31,334           67,449             66,924
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      1,872              2,093            6,765              7,253
                                                              ------------       ------------     ------------       ------------

Other Income
  Equity in earnings of affiliates and non-utility operations.        944                365            1,692              1,225
  Allowance for equity funds used during construction.........        122                116              210                168
  Other income and deductions, net............................         45                 34              190                 (8)
                                                              ------------       ------------     ------------       ------------
    Total other income........................................      1,111                515            2,092              1,385
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      2,983              2,608            8,857              8,638
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,739              1,642            3,481              3,270
  Other.......................................................        163                 91              393                241
  Allowance for borrowed funds used during  construction......       (156)               (91)            (294)              (140)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      1,746              1,642            3,580              3,371
                                                              ------------       ------------     ------------       ------------
Net Income....................................................      1,237                966            5,277              5,267

Dividends on preferred stock..................................        199                203              398                406
                                                              ------------       ------------     ------------       ------------
Net Income Applicable to Common Stock.........................     $1,038               $763           $4,879             $4,861
                                                              ============       ============     ============       ============

Common Stock Data
  Earnings per share..........................................      $0.23              $0.17            $1.07              $1.10

  Cash dividends declared per share...........................      $0.53             $0.525            $1.06              $1.05

  Weighted average shares outstanding.........................      4,564              4,442            4,550              4,428


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period.................................    $26,668            $26,585          $25,229            $24,801
Net Income....................................................      1,237                966            5,277              5,267
                                                              ------------       ------------     ------------       ------------
                                                                   27,905             27,551           30,506             30,068
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        199                203              398                406
               - common stock.................................      2,417              2,331            4,819              4,645
                                                              ------------       ------------     ------------       ------------
                                                                    2,616              2,534            5,217              5,051
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $25,289            $25,017          $25,289            $25,017
                                                              ============       ============     ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1
- - - ------
 A.3

                                                                                   Six Months Ended
                                                                                       June 30
                                                                       ---------------------------------------
                                                                             1994                  1993
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income...........................................................          $5,277                $5,268
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           4,549                 4,286
      Dividends from associated companies less equity income...........             175                     1
      Allowance for funds used during construction.....................            (504)                 (308)
      Amortization of purchased power costs............................           2,290                 1,774
      Deferred income taxes............................................            (915)                1,011
      Deferred revenues (Note 1).......................................           3,823                 3,668
      Amortization of gain on sale of property.........................             (26)                  (26)
      Deferred purchased power costs...................................             (66)                 (282)
      Amortization of investment tax credits...........................            (130)                 (131)
      Environmental proceedings costs, net.............................           7,960                  (953)
      Changes in:
        Accounts receivable............................................           3,942                 4,439
        Accrued utility revenues.......................................           1,199                 1,161
        Fuel, materials, and supplies..................................             (19)                  (29)
        Prepayments and other current assets...........................           2,290                 3,293
        Accounts payable...............................................          (2,000)               (4,192)
        Taxes accrued..................................................           1,078                   931
        Interest accrued...............................................            (813)                  961
        Other current liabilities......................................            (821)               (2,855)
      Other............................................................             504                (1,391)
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          27,793                16,626
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (6,194)               (6,370)
    Conservation expenditures..........................................          (1,971)               (2,892)
    Investment in non-utility property.................................             162                   200
    Special fund for postretirement benefits...........................             --                   (573)
                                                                       -----------------     -----------------
      Net cash used in investing activities............................          (8,003)               (9,635)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................           1,645                 1,849
    Short-term debt, net...............................................         (13,601)               (3,858)
    Cash dividends.....................................................          (5,217)               (5,052)
    Reduction in long-term debt........................................          (1,800)                  --
                                                                       -----------------     -----------------
      Net cash used in financing activities............................         (18,973)               (7,061)
                                                                       -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents...............             817                   (70)

    Cash and cash equivalents at beginning of period...................             227                   480
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................          $1,044                  $410
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date:
       Interest (net of amounts capitalized)...........................          $4,626                $2,500
       Income taxes....................................................           1,880                   932

      The accompanying notes are an integral part of the consolidated financial statements.


GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1994

Part 1
- - - ------
 A.4

1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At June 30, 1994 and 1993, the Company had recorded deferred revenues of $2.3 million and $2.5 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods.

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

                                Three Months Ended        Six Months Ended
                                    June 30                   June 30
                             ---------------------       ------------------
                             1994             1993       1994          1993
                             ----             ----       ----          ----
                                 (In Thousands)             (In Thousands)
Revenue  . . . . . . . . .  $2,787           $2,018     $6,621        $6,210
Expenses . . . . . . . . .   2,360            2,271      5,958         6,238
                            ------           -------    ------        -------
Net Income . . . . . . . .  $  427           $ (253)    $  663        $  (28)
                            ======           =======    ======        =======

2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:

                             Three Months Ended          Six Months Ended
                                   June 30                    June 30
                             -------------------         -----------------
                             1994           1993         1994         1993
                             ----           ----         ----         ----
                                               (In Thousands)
Vermont Yankee Nuclear Power Corporation
  Gross Revenue . . . . .  $37,093         $40,919     $76,262       $80,568
  Net Income Applicable
    to Common Stock . . .    1,595           2,148       3,278         4,285
  Company's Equity in
    Net Income  . . . . .      280             386         587           765

Vermont Electric Power Company, Inc.
  Gross Revenue . . . . .  $10,782         $11,333     $23,046       $23,563
  Net Income
    Before Dividends  . .      370             365         684           718
  Company's Equity in
    Net Income (Includes
    preferred equity) . .      114             105         199           206

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

On May 15, 1993, the PRP group in which the Company participated submitted extensive comments to the EPA opposing the proposed remedy.
In response to an earlier request from the EPA, the PRP group also submitted a detailed analysis of an alternative remedy anticipated to cost approximately $20 million. In early June 1993, in response to overwhelming negative comment, the EPA withdrew its proposed remedy and announced that it would work with all interested parties in developing a new proposal. Since then, the EPA has established a coordinating council, with representatives of PRPs, environmental groups, and government agencies, and presided over by a neutral mediator. The Company is represented on the council, which is charged with determining what additional studies may be appropriate for the site and may also eventually address additional response activities.

In July 1994, the Company, New England Electric Systems, and Vermont Gas Systems, Inc. entered into an Administrative Order by Consent, with the EPA, pursuant to which these PRPs will conduct certain additional studies that have been agreed to by the coordinating council. These studies constitute the first phase of action the council has decided on to fill data gaps at the site. A second phase is expected to begin next year unless the coordinating council finds that the first phase provided sufficient data to decide on a remedy. The EPA is not requiring reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously advised the Company that ultimately it will seek to hold the Company and the PRPs liable for such costs.

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

The Company has reached confidential settlements with two of the defendants in its insurance litigation. One of these defendants provided the Company with comprehensive general liability insurance between 1976 and 1982, and with environmental impairment liability insurance from 1981 to 1984. These policies were in place in 1982 when the EPA first notified the Company that it might be a potentially responsible party at the Pine Street Marsh site. The other defendant provided the Company with second layer excess liability coverage for a seven-month period in 1976.

The Company has deferred amounts received from third parties pending further resolution of the Company's ultimate liability with respect to the site and rate recognition of that liability. The Company is unable to predict at this time the magnitude of any liability resulting from potential claims for the costs of the RI/FS or the performance of any remedial action, or the likely disposition or magnitude of claims the Company may have against others, including its insurers, except to the extent described above.

Through rate cases filed in 1991 and 1993, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Marsh site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and July 31, 1993 (in the total of approximately $4.6 million) for technical consultants and legal assistance in connection with the EPA's enforcement actions at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Vermont Department of Public Service (Department) reached agreements in both cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the Vermont Public Service Board (VPSB) on April 2, 1992, and on May 13, 1994, reflected the Pine Street Marsh related expenditures referred to above.

As of June 30, 1994, the Company had reserved approximately $680,000 for costs attributable to the site, other than those costs that are the subject of the agreements between the Department and the Company mentioned above. Management expects to seek and receive ratemaking treatment for other costs incurred beyond the amounts that have been reserved. As of June 30, 1994, such other costs are approximately $6,941,000, which includes the $4.6 million in costs that were approved by the VPSB referred to above.

4.  1993 RETAIL RATE CASE
On October 1, 1993, the Company filed a request with the VPSB to increase retail rates by 8.6 percent. The increase was needed primarily to cover the cost of buying power from independent power producers, the cost of energy conservation programs, the cost of plant additions made in the past two years, and costs incurred in 1992 and 1993 associated with the Company's response to the EPA's RI/FS and proposed remedy at the Pine Street Marsh site and with the Company's litigation against its previous insurers seeking recovery of past costs incurred and indemnity against future liabilities in connection with the site. On January 28, 1994, the Company and the other parties in the proceeding reached a settlement agreement providing for a 2.9 percent retail rate increase effective June 15, 1994, and a target return on equity for utility operations of 10.5 percent. The settlement agreement also provided for the Company's recovery in rates of $4.2 million in costs associated with the Pine Street Marsh site, as described herein above. The agreement was approved by the VPSB on May 13, 1994.

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

	On April 22, 1994, the Vermont Supreme Court affirmed in part and reversed in part the VPSB orders. The Court overturned the VPSB's decision disallowing certain DSM costs. The impact of this portion of the Court's ruling resulted in the Company's other income since April 1992 being increased by $162,000. On the other hand, the Court overturned the VPSB decision in the Company's favor on an issue involving the method of treating accumulated depreciation, and on the inclusion of one item of Vermont Yankee's capital projections in power costs. The overall impact of the Court's ruling resulted in a reduction of $840,000 in the Company's revenues.




The Consolidated Financial Statements are unaudited and, in the opinion of the Company, reflect the adjustments necessary to a fair statement of the results of the interim periods. All such adjustments, except as specifically noted in the Consolidated Financial Statements, are of a normal, recurring nature.



GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 1994

Part 1
- - - ------
  A.5

RESULTS OF OPERATIONS

EARNINGS SUMMARY
Earnings per share of common stock in the second quarter of 1994 were $0.23 compared to $0.17 in the second quarter of 1993. The increase in earnings was primarily due to a $560,000 increase in earnings of Mountain Energy, Inc., a wholly-owned subsidiary that makes investments in energy-related development projects. For the second quarter of 1994, the Company's unregulated operations contributed a total of nine cents to the per-share earnings, compared to a loss of six cents per share in the second quarter of 1993. (See Note 1 to Notes to Consolidated Financial Statements.)

For the six months ended June 30, 1994 and 1993, earnings were $1.07 and $1.10, respectively.

OPERATING REVENUES AND MWH SALES
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:

                              Three Months Ended          Six Months Ended
                                    June 30                   June 30
                             --------------------        ------------------
                             1994            1993        1994          1993
                             ----            ----        ----          ----
Operating Revenues
 (In thousands)
   Retail*  . . . . .     $ 30,241        $ 29,397    $ 66,133      $ 65,663
   Sales for Resale .        2,661           3,340       6,270         7,144
   Other  . . . . . .          701             690       1,811         1,370
                          --------        --------    --------      ---------
    Total Operating
     Revenues . . . .    $  33,603       $  33,427   $  74,214     $  74,177
                         =========       =========   =========     =========
MWh Sales
   Retail*  . . . . .      388,882         380,230     866,051       847,120
   Sales for Resale .       66,537          84,957     166,098       168,031
                           -------         -------   ---------     ---------
    Total MWh Sales .      455,419         465,187   1,032,149     1,015,151
                           =======         =======   =========     =========

Average Number of Customers
   Residential  . . .       68,620          67,854      68,599        67,823
   Commercial &
    Industrial  . . .       11,630          11,435      11,624        11,424
   Other  . . . . . . .         74              74          74            74
                            ------          ------      ------        ------
    Total Customers . .     80,324          79,363      80,297        79,321
                            ======          ======      ======        ======

*Includes lease transmissions.



Total operating revenues were virtually unchanged in the second quarter of 1994 as compared to the second quarter of 1993. Retail revenues increased 2.9 percent in the second quarter of 1994 as compared to the same period in 1993 due primarily to a 1.4 percent increase in sales to commercial and industrial customers and a 2.3 percent increase in sales to residential customers, attributable to warmer weather in 1994. The increase in retail revenues was almost entirely offset by a 20.3 percent decrease in wholesale revenues in the second quarter of 1994 as compared to the same period in 1993 primarily due to the greater availability of low-cost energy in New England which drove down wholesale electricity prices.

For the six months ended June 30, 1994, total operating revenues were virtually unchanged as compared to the same period in 1993. Retail revenues increased nearly 1 percent primarily due to a 3.4 percent increase in sales to small commercial and industrial customers (reflecting increased economic activity in this sector in 1994) and a
3.2 percent increase in sales to residential customers (reflecting colder than normal winter weather and warmer than normal summer weather in 1994.) This increase in sales was partially offset by a Vermont Supreme Court decision that caused a reduction in revenues of approximately $840,000. (See Note 5 of Notes to Consolidated Financial Statements). Wholesale revenues decreased 12.2 percent, principally as a result of the regional electricity market conditions mentioned above.

OPERATING EXPENSES
Power supply expenses decreased 1.4 percent in the second quarter of 1994 compared to the same period in 1993 caused primarily by a
6.1 percent decrease in electricity purchases from Vermont Yankee Nuclear Power Corporation due to the absence of a scheduled refueling outage in 1994 and a 10-day unplanned outage that increased 1993 costs. This decrease in power supply expenses was partially offset by a
2.4 percent increase in purchases from independent power producers mandated by federal legislation. Power supply expenses increased
1 percent for the six months ended June 30,1994 over the same period in 1993 due primarily to such purchases from independent power producers.

Transmission expenses were essentially unchanged in the second quarter of 1994 as compared to the same period in 1993. Transmission expenses decreased 4.4 percent for the six months ended June 30, 1994 compared to the same period in 1993 primarily due to the restructuring of a series of transmission contracts.

Other operating expenses increased 4.6 percent in the second quarter of 1994 over the same period in 1993 primarily due to a settlement with a former insurance carrier which resulted in a one-time offset of $359,000 to such expenses in 1993. Other operating expenses increased
5.3 percent for the six months ended June 30, 1994 over the same period in 1993 for the same reason.

Maintenance expenses increased 11.1 percent in the second quarter of 1994 over the same period in 1993 primarily due to a scheduled increase in plant maintenance. Maintenance expenses increased 16.5 percent for the six months ended June 30, 1994 over the same period in 1993 for the same reason.

Depreciation and amortization expenses increased 4.7 percent in the second quarter of 1994 over the same period in 1993, due to an increase in utility plant additions. Depreciation and amortization expenses increased 6.1 percent for the six months ended June 30, 1994 over the same period in 1993 for the same reason.

Taxes other than income taxes increased 3.7 percent in the second quarter of 1994 over the same period in 1993, primarily due to an increase in property taxes. Taxes other than income taxes increased
4.7 percent for the six months ended June 30, 1994 over the same period in 1993 for the same reason.

INCOME TAXES
Income taxes were higher in the second quarter of 1994 compared to the same period in 1993, primarily due to greater taxable income. Income taxes were lower for the six months ended June 30, 1994, compared to the same period in 1993, primarily due to lower taxable income resulting from the Supreme Court decision reducing income in the first quarter of 1994.

OTHER INCOME
Other income more than doubled in the second quarter of 1994 as compared to the same period in 1993, primarily due to a $560,000 increase in earnings generated by Mountain Energy, Inc. Other income increased
51.1 percent for the six months ended June 30, 1994 over the same period in 1993 due primarily to increases in earnings generated by Green Mountain Propane Gas Company and Mountain Energy, Inc. of $420,000 and $300,000, respectively.

INTEREST CHARGES
Interest charges increased 6.3 percent in the second quarter of 1994 over the same period in 1993 primarily due to interest charges related to the sale of $20 million of the Company's first mortgage bonds in November 1993 and an increase in short-term debt outstanding during the period. Interest charges increased 6.2 percent for the six months ended June 30, 1994 over the same period in 1993 for the same reasons.



LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1994, construction and conservation expenditures totaled $8.2 million. Such expenditures in 1994 are expected to be approximately $20.0 million, principally for expansion and improvements of the Company's transmission and distribution plant and for conservation measures.

The Company anticipates issuing additional shares of common stock in 1995. The Company has not determined the date or the amount of the stock issuance.



GREEN MOUNTAIN POWER CORPORATION
June 30, 1994
PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
	See Notes 3, 4 and 5 of Notes to Consolidated Financial
Statements

ITEM 2.	Changes in Securities
	NONE

ITEM 3.	Defaults Upon Senior Securities
	NONE

ITEM 4.	Submission of Matters to a Vote of Security Holders
		At the Annual Shareholder's Meeting held May 19, 1994, shareholders elected the nominees listed below as Directors of the Company.  The voting results are set forth below.
	Election of Directions
                                   		Total Votes	    Total Votes
	Nominee	                               	For		       	Withheld
- - - --------                             -----------     -----------

	Robert E. Boardman                 	3,797,994        	38,432
	Nordahl L. Brue                    	3,796,458        	39,968
	William H. Bruett                   3,799,203        	37,223
	Merrill O. Burns                   	3,799,229        	37,197
	Lorraine E. Chickering              3,783,356        	53,070
	John V. Cleary                     	3,799,787        	36,639
	Richard I. Fricke                  	3,790,578        	45,848
	Douglas G. Hyde                    	3,800,372        	36,054
	Euclid A. Irving                   	3,786,912        	49,514
	Martin L. Johnson                  	3,789,687        	46,739
	Ruth W. Page                       	3,787,412        	49,014
	Thomas P. Salmon                   	3,794,764        	41,662

ITEM 5.	Other Information
	NONE

ITEM 6.	(a)	EXHIBITS
	10-d-1e	Amendment No. 94-1 to the Amended and Restated
Deferred Compensation Plan for Officers.

	10-d-12	Green Mountain Power Corporation Officer
Compensation Program, Highlights Brochure /
Program Document.

	(b)	REPORTS ON FORM 8-K
			Form 8-K was not required to be filed
			during the current quarter


GREEN MOUNTAIN POWER CORPORATION

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		GREEN MOUNTAIN POWER CORPORATION
		(Registrant)



Date:  August 11, 1994		/s/ E. M. Norse
	E. M. Norse, Vice President, Chief
	Financial Officer and Treasurer



Date:  August 11, 1994		/s/ G. J. Purcell
	G. J. Purcell, Controller