Form 10-Q
period 1994-09-30
GREEN MOUNTAIN POWER CORP
filed 1994-11-10
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-Q


X	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 1994

or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class - Common Stock	                 		Outstanding September 30, 1994
	$3.33 1/3 Par Value		                             	4,624,815



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets
(Unaudited)

Part 1
- - ------
 A.1


                                                                   September 30                December 31
                                                       -----------------------------------   ----------------
                                                             1994               1993               1993
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)              (In thousands)
ASSETS

ELECTRIC UTILITY
Utility Plant
    Utility plant, at original cost....................       $223,992           $207,765           $214,977
    Less accumulated depreciation......................         69,282             63,530             64,226
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        154,710            144,235            150,751
    Property under capital lease.......................         11,029             11,950             11,029
    Construction work in progress......................          8,807             12,914              9,631
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        174,546            169,099            171,411
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity (Note 2)...........         16,700             17,074             16,886
    Nonutility property................................          3,957              3,417              3,521
    Other investments..................................            --               2,107              2,121
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,657             22,598             22,528
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................             70                108                 50
    Temporary investments..............................            --               1,600                --
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         10,875             12,836             14,814
    Accrued utility revenues (Note 1)..................          4,640              4,542              6,138
    Fuel, materials and supplies, at average cost......          3,286              2,667              2,841
    Prepayments........................................          1,811              1,105              1,984
    Current revenue due to income taxes................            214                243                729
    Other..............................................          1,014              1,068                388
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         21,910             24,169             26,944
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Future revenue due to income taxes.................          4,179              4,908              4,179
    Unfunded future federal income taxes...............          4,432              4,666              4,590
    Demand side management programs...................          15,009              9,680             12,809
    Environmental proceedings costs....................          7,637              4,120              5,356
    Purchased power costs..............................            903              3,024              4,134
    Other..............................................         11,211              9,958             11,277
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         43,371             36,356             42,345
                                                       ----------------   ----------------   ----------------
NON-UTILITY
    Cash and cash equivalents..........................            703                305                177
    Other current assets...............................          4,705              2,554              3,479
    Property and equipment.............................         11,090             11,207             11,331
    Intangible assets..................................          3,141              3,622              3,484
    Other assets.......................................         12,978              7,154             10,155
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         32,617             24,842             28,626
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $293,101           $277,064           $291,854
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

ELECTRIC UTILITY
Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         4,640,671, 4,501,078, and 4,536,042)..........        $15,469            $15,003            $15,120
      Additional paid-in capital.......................         59,575             56,193             57,178
      Retained earnings................................         25,306             24,498             25,229
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................         99,972             95,316             97,149
    Redeemable cumulative preferred stock..............          9,385              9,575              9,385
    Long-term debt, less current maturities............         78,000             64,950             79,800
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        187,357            169,841            186,334
                                                       ----------------   ----------------   ----------------

Capital Lease Obligation...............................         11,029             11,950             11,029
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          1,800              1,900              1,800
    Short-term debt....................................         12,815             23,215             19,015
    Accounts payable, trade, and accrued liabilities...          4,691              5,784              8,373
    Accounts payable to associated companies...........          4,012              6,283              4,302
    Dividends declared.................................            199                203                199
    Customer deposits..................................          1,112              1,092              1,197
    Taxes accrued......................................          3,248                239                397
    Interest accrued...................................          1,818              1,446              2,070
    Current revenue reduction due to income taxes......             66                 75                225
    Unfunded future federal income taxes...............            214                243                729
    Other..............................................            491                501                572
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         30,466             40,981             38,879
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         19,367             18,362             20,683
    Unamortized investment tax credits.................          5,473              5,766              5,672
    Future revenue reduction due to income taxes.......          4,366              4,590              4,366
    Unfunded future federal income taxes...............          4,179              4,908              4,179
    Other..............................................         22,374             13,131             13,541
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         55,759             46,757             48,441
                                                       ----------------   ----------------   ----------------

NON-UTILITY
    Current liabilities................................            648                372                666
    Other liabilities..................................          7,842              7,163              6,505
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................          8,490              7,535              7,171
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $293,101           $277,064           $291,854
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1
- - ------
 A.2


                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30                         September 30
                                                              -------------------------------     -------------------------------
                                                                  1994               1993             1994               1993
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues (Note 1)...................................    $36,684            $35,647         $110,898           $109,824
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation.................      7,419              7,681           21,861             22,675
     Company-owned generation.................................        782              1,000            2,619              2,473
     Purchases from others....................................     11,340             10,817           35,210             34,120
  Other operating.............................................      4,250              4,374           13,699             13,353
  Transmission................................................      2,683              2,751            7,884              8,193
  Maintenance.................................................        963              1,101            3,475              3,256
  Depreciation and amortization...............................      3,070              2,143            7,619              6,429
  Taxes other than income.....................................      1,542              1,490            4,789              4,592
  Income taxes................................................      1,392              1,215            3,734              4,405
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     33,441             32,572          100,890             99,496
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      3,243              3,075           10,008             10,328
                                                              ------------       ------------     ------------       ------------

Other Income
  Equity in earnings of affiliates and non-utility operations.      1,054                562            2,745              1,787
  Allowance for equity funds used during construction.........         47                 37              258                205
  Other income and deductions, net............................         92                 40              282                 32
                                                              ------------       ------------     ------------       ------------
    Total other income........................................      1,193                639            3,285              2,024
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      4,436              3,714           13,293             12,352
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,694              1,576            5,174              4,847
  Other.......................................................        188                193              581                433
  Allowance for borrowed funds used during construction.......        (99)              (106)            (392)              (246)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      1,783              1,663            5,363              5,034
                                                              ------------       ------------     ------------       ------------
Net Income....................................................      2,653              2,051            7,930              7,318

Dividends on preferred stock..................................        199                203              597                609
                                                              ------------       ------------     ------------       ------------
Net Income Applicable to Common Stock.........................     $2,454             $1,848           $7,333             $6,709
                                                              ============       ============     ============       ============

Common Stock Data
  Earnings per share..........................................      $0.54              $0.41            $1.61              $1.51

  Cash dividends declared per share...........................      $0.53              $0.53            $1.59              $1.58

  Weighted average shares outstanding.........................      4,605              4,470            4,569              4,442


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period.................................    $25,289            $25,017          $25,229            $24,801
Net Income....................................................      2,653              2,051            7,930              7,318
                                                              ------------       ------------     ------------       ------------
                                                                   27,942             27,068           33,159             32,119
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        199                203              597                609
               - common stock.................................      2,437              2,367            7,256              7,012
                                                              ------------       ------------     ------------       ------------
                                                                    2,636              2,570            7,853              7,621
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $25,306            $24,498          $25,306            $24,498
                                                              ============       ============     ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1
- - ------
 A.3

                                                                                  Nine Months Ended
                                                                                    September 30
                                                                       ---------------------------------------
                                                                             1994                  1993
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income...........................................................          $7,930                $7,318
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           7,619                 6,429
      Dividends from associated companies less equity income...........             186                    65
      Allowance for funds used during construction.....................            (651)                 (451)
      Amortization of purchased power costs............................           3,311                 2,970
      Deferred income taxes............................................          (1,316)                2,858
      Amortization of gain on sale of property.........................             (40)                  (40)
      Deferred purchased power costs...................................             (80)               (4,550)
      Amortization of investment tax credits...........................            (200)                 (189)
      Environmental proceedings costs, net.............................           7,438                (1,214)
      Changes in:
        Temporary investments..........................................             --                 (1,600)
        Accounts receivable............................................           3,939                 4,362
        Accrued utility revenues.......................................             798                 1,058
        Fuel, materials, and supplies..................................            (445)                  227
        Prepayments and other current assets...........................            (979)                2,066
        Accounts payable...............................................          (3,973)               (1,713)
        Taxes accrued..................................................           2,851                  (577)
        Interest accrued...............................................            (252)                  279
        Other current liabilities......................................            (183)               (2,675)
      Other............................................................              53                  (190)
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          26,006                14,433
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (9,075)              (10,675)
    Conservation expenditures..........................................          (3,465)               (4,028)
    Investment in non-utility property.................................             188                (2,883)
    Special fund for postretirement benefits...........................             --                   (587)
                                                                       -----------------     -----------------
      Net cash used in investing activities............................         (12,352)              (18,173)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................           2,746                 2,975
    Short-term debt, net...............................................          (6,201)               11,600
    Cash dividends.....................................................          (7,853)               (7,622)
    Reduction in long-term debt........................................          (1,800)               (3,280)
                                                                       -----------------     -----------------
      Net cash provided by (used in) financing activities..............         (13,108)                3,673
                                                                       -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents...............             546                   (67)

    Cash and cash equivalents at beginning of period...................             227                   480
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................            $773                  $413
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date for:
       Interest (net of amounts capitalized)...........................          $5,904                $4,926
       Income taxes....................................................           2,240                 1,831

      The accompanying notes are an integral part of the consolidated financial statements.


GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1994

Part 1
- - ------
 A.4

1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At both September 30, 1994 and 1993, the Company had recorded deferred revenues of $2.2 million, in accordance with this policy. This deferred asset is recognized as an expense in subsequent interim periods.

Included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements are the results of operations of the Company's rental water heater program, which is not regulated by the VPSB, and four of the Company's wholly-owned subsidiaries, Green Mountain Propane Gas Company, Mountain Energy, Inc., GMP Real Estate Corporation, and Lease-Elec, Inc. (also unregulated). Summarized financial information for the rental water heater program and such wholly-owned subsidiaries is as follows:



                                Three Months Ended         Nine Months Ended
                                   September 30              September 30
                                ------------------         -----------------
                                 1994        1993           1994       1993
                                 ----        ----           ----       ----
                                  (In Thousands)            (In Thousands)
Revenue  . . . . . . . . . .    $2,695     $1,985          $9,315     $8,222
Expenses . . . . . . . . . .     2,155      2,048           8,112      8,313
                                ------     -------         ------     -------
Net Income . . . . . . . . .    $  540     $  (63)         $1,203     $  (91)
                                ======     =======         ======     =======

2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:
                         Three Months Ended           Nine Months Ended
                            September 30                 September 30
                         ------------------           -----------------
                          1994         1993            1994        1993
                          ----         ----            ----        ----
                                          (In Thousands)
Vermont Yankee Nuclear Power Corporation
  Gross Revenue  . . . . $39,176      $57,064        $115,438    $137,632
  Net Income Applicable
   to Common Stock  . .    1,642        2,077           4,920       6,362
  Company's Equity in
   Net Income . . . . . .    297          368             884       1,133

Vermont Electric Power Company, Inc.
  Gross Revenue  . . .   $12,837      $13,877        $ 35,883     $37,440
  Net Income
   Before Dividends  . . . . 301          361             985       1,079
  Company's Equity in
   Net Income (Includes
   preferred equity)  . . . . 95          111             294         317

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

In July 1994, the Company, New England Electric System (NEES), and Vermont Gas Systems, Inc. (VGS) entered into an Administrative Order by Consent, with the EPA, pursuant to which these PRPs are conducting certain additional studies that have been agreed to by the coordinating council. These studies constitute the first phase of action the council has decided on to fill data gaps at the site. A second phase is expected to begin next year unless the coordinating council finds that the first phase provided sufficient data to decide on a remedy. The EPA did not require reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously advised the Company that ultimately it will seek to hold the Company and the PRPs liable for such costs.

In August 1994, the Company, NEES and VGS completed negotiations with the State, the City of Burlington and nearly all other landowner PRPs of an agreement under which the liability of those landowner PRPs for future Superfund response costs would be limited and specified. The agreement will become effective if the Company, NEES and VGS can reach an appropriate separate agreement for allocation of the responsibilities they would assume under the agreement with the landowners by December 1, 1994. Negotiations among the Company, NEES and VGS are continuing.

In December 1991, the Company brought suit against several previous insurers seeking recovery of unrecovered past costs and indemnity against future liabilities associated with environmental problems at the site. Discovery in the case is largely complete, with the exception of expert discovery which was stayed by the magistrate pending the resolution of Summary Judgment Motions filed by the Company. In August 1994, the Magistrate granted the Company's Motion for Summary Judgment with respect to defense costs against one defendant and denied it against another defendant. The United States District Judge affirmed those orders on September 30, 1994. The Company now intends to request the court to permit the resumption of expert discovery.

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

As of September 30, 1994, the Company had reserved approximately $680,000 for costs attributable to the site, other than those costs that are the subject of the agreements between the Department and the Company mentioned above. Management expects to seek and receive ratemaking treatment for other costs incurred beyond the amounts that have been reserved. As of September 30, 1994, such other costs are approximately $7,249,000, which include the costs referred to above that were approved by the VPSB.

4.  1994 RETAIL RATE CASE
On September 26, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9 percent. The increase is needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers.

5.  1993 RETAIL RATE CASE
On October 1, 1993, the Company filed a request with the VPSB to increase retail rates by 8.6 percent. The increase was needed primarily to cover the cost of buying power from independent power producers, the cost of energy conservation programs, the cost of plant additions made in the past two years, and costs incurred in 1992 and 1993 associated with the Company's response to the EPA's RI/FS and proposed remedy at the Pine Street Marsh site and with the Company's litigation against its previous insurers seeking recovery of past costs incurred and indemnity against future liabilities in connection with the site. On January 28, 1994, the Company and the other parties in the proceeding reached a settlement agreement providing for a 2.9 percent retail rate increase effective June 15, 1994, and a target return on equity for utility operations of 10.5 percent. The settlement agreement also provided for the Company's recovery in rates of $4.2 million in costs associated with the Pine Street Marsh site, as described herein above. The agreement was approved by the VPSB on May 13, 1994.

6.  1991 RETAIL RATE CASE
On July 19, 1991, the Company filed a request with the VPSB to increase retail rates by 9.96 percent to cover power supply cost increases expected in 1992, the costs of upgrading and maintaining the Company's generation, transmission and distribution facilities; expenditures associated with the Company's conservation programs; and higher employee
pension and health care costs.   In orders dated April 2, 1992 and May
21, 1992, the VPSB approved an increase of 5.6 percent, or approximately $6.6 million, effective April 2, 1992.

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



GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1994

Part 1
- - ------
 A.5

RESULTS OF OPERATIONS

EARNINGS SUMMARY
Earnings per share of common stock in the third quarter of 1994 were $0.54 compared to $0.41 in the third quarter of 1993. The increase in earnings was primarily due to a $520,000 increase in earnings of Mountain Energy, Inc., a wholly-owned subsidiary that makes investments in energy-related development projects. For the third quarter of 1994, the Company's unregulated operations contributed a total of 12 cents to the per-share earnings, compared to a loss of 1 cent per share in the third quarter of 1993. (See Note 1 of Notes to Consolidated Financial Statements.)

For the nine months ended September 30, 1994 and 1993, earnings per share were $1.61 and $1.51, respectively. The increase in earnings was primarily due to a $815,000 increase in earnings of Mountain Energy, Inc., and a $555,000 increase in earnings of Green Mountain Propane Gas Company, the Company's wholly-owned propane subsidiary.

OPERATING REVENUES AND MWH SALES
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:




                            Three Months Ended             Nine Months Ended
                               September 30                  September 30
                            ------------------            -------------------
                            1994          1993            1994           1993
                            ----          ----            ----           ----
Operating Revenues
 (In thousands)
    Retail* . . . . . . . $ 31,771      $ 31,039      $   97,903    $   96,702
    Sales for Resale  . .    4,234         4,011          10,504        11,154
    Other . . . . . . . .      679           597           2,491         1,968
                          --------      --------      ----------    ----------
      Total Operating
       Revenues . . . . . $ 36,684      $ 35,647      $  110,898    $  109,824
                          ========      ========      ==========    ==========
MWh Sales
    Retail* . . . . . . .  402,725       406,217       1,268,776     1,253,337
    Sales for Resale  . .  129,601        99,973         295,699       268,004
                           -------       -------       ---------     ---------
      Total MWh Sales . .  532,326       506,190       1,564,475     1,521,341
                           =======       =======       =========     =========
Average Number of Customers
    Residential . . . . .   68,851        68,032          68,683        67,893
    Commercial &
     Industrial . . . . .   11,645        11,502          11,630        11,450
    Other . . . . . . . .       79            78              75            75
                            ------        ------          ------        ------
      Total Customers . .   80,575        79,612          80,388        79,418
                            ======        ======          ======        ======

*Includes lease transmissions.

Total operating revenues in the third quarter of 1994 increased
2.9 percent over the third quarter of 1993. Commercial and industrial revenues increased 2.4 percent in the third quarter of 1994 over the same period in 1993 primarily due to a rate increase of 2.9 percent that took effect in June 1994. Residential revenues increased 7.3 percent in the third quarter of 1994 over the same period in 1993 primarily due to the 2.9 percent rate increase and warmer than normal summer weather in 1994. Wholesale revenues increased 5.6 percent in the third quarter of 1994 over the same period in 1993 primarily because of a substantial increase in electricity sales to other utilities in New England.

For the nine months ended September 30, 1994, total operating revenues increased 1.0 percent over the same period in 1993. Retail revenues increased 1.2 percent primarily due to a 3.2 percent increase in sales to residential customers attributable to colder than normal winter weather and warmer than normal summer weather in 1994. Other operating revenue increased 26.5 percent primarily due to regulatory recognition of higher levels of expenditures on energy conservation programs. This increase was partially offset by a Vermont Supreme Court decision that caused a reduction in revenues of approximately $840,000. (See Note 6 of Notes to Consolidated Financial Statements.) Wholesale revenues decreased 5.8 percent primarily due to the greater availability of low-cost energy in New England, which drove down wholesale prices.

OPERATING EXPENSES
Power supply expenses were essentially unchanged in the third quarter of 1994 as compared to the same period in 1993. Power supply expenses increased nearly 1 percent for the nine months ended September 30, 1994 over the same period in 1993 primarily due to a 13.5 percent increase in purchases from independent power producers mandated by federal legislation. This increase was partially offset by a decrease in costs associated with Vermont Yankee Nuclear Power Corporation due to the absence of a refueling outage in 1994.

Transmission expenses decreased 2.5 percent in the third quarter of 1994 compared to the same period in 1993 primarily due to the restructuring of a series of transmission contracts. Transmission expenses decreased
3.8 percent for the nine months ended September 30, 1994 compared to the same period in 1993 for the same reason.

Other operating expenses decreased 2.9 percent in the third quarter of 1994 compared to the same period in 1993 primarily due to cost containment measures implemented during the latter part of the second quarter of 1994. Other operating expenses increased 2.6 percent for the nine months ended September 30, 1994 over the same period in 1993 primarily due to a settlement with a former insurance carrier that resulted in a one-time offset of $359,000 to such expenses in 1993.

Maintenance expenses decreased 12.6 percent in the third quarter of 1994 compared to the same period in 1993 primarily due to a scheduled decrease in plant maintenance. Maintenance expenses increased
6.7 percent for the nine months ended September 30, 1994 primarily due to a scheduled increase in plant maintenance.

Depreciation and amortization expenses increased 43.3 percent in the third quarter of 1994 over the same period in 1993 primarily due to the amortization of expenditures related to energy conservation programs and to the Pine Street Marsh environmental matter and insurance litigation. (See Note 3 of Notes to Consolidated Financial Statements.)
Depreciation and amortization expenses increased 18.5 percent for the nine months ended September 30, 1994 for the same reason.

Taxes other than income taxes increased 3.5 percent in the third quarter of 1994 over the same period in 1993 primarily due to an increase in property taxes. Taxes other than income taxes increased 4.3 percent for the nine months ended September 30, 1994 for the same reason.

INCOME TAXES
Income taxes were higher in the third quarter of 1994 compared to the same period in 1993 primarily due to greater taxable income. Income taxes were lower for the nine months ended September 30, 1994, compared to the same period in 1993, primarily due to lower taxable income resulting from the Vermont Supreme Court decision reducing income in the first quarter of 1994.

OTHER INCOME
Other income increased 86.7 percent in the third quarter of 1994, over the same period in 1993, primarily due to a $520,000 increase in earnings generated by Mountain Energy, Inc. Other income increased
62.3 percent for the nine months ended September 30, 1994 primarily due to increases in earnings generated by Mountain Energy, Inc. and Green Mountain Propane Gas Company of $815,000 and $555,000, respectively.

INTEREST CHARGES
Interest charges increased 7.2 percent in the third quarter of 1994, over the same period in 1993, primarily due to interest charges related to the sale of $20 million of the Company's first mortgage bonds in November 1993. Interest charges increased 6.5 percent for the nine months ended September 30, 1994 for the same reason.


LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended September 30, 1994, construction and conservation expenditures totaled $12.5 million. Such expenditures in 1994 are expected to be approximately $20.0 million, principally for expansion and improvements of the Company's transmission and distribution plant and for conservation measures.

The Company anticipates issuing additional shares of its common stock in 1995. The Company has not determined the date or the amount of the stock issuance.

The rating of the Company's first mortgage bonds was lowered by Standard and Poor's from "A-" to "BBB+", reflecting Standard and Poor's assessment that the electric utility industry is becoming increasingly more competitive. Standard and Poor's changed its "outlook" of the Company from "negative" to "stable", reflecting Standard and Poor's recognition of the Company's competitive rates, solid operations and management, and diverse fuel mix.



GREEN MOUNTAIN POWER CORPORATION
September 30, 1994
PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
	See Notes 3, 4, 5 and 6 of Notes to Consolidated Financial
Statements

ITEM 2.	Changes in Securities
	NONE

ITEM 3.	Defaults Upon Senior Securities
	NONE

ITEM 4.	Submission of Matters to a Vote of Security Holders
	NONE

ITEM 5.	Other Information
	NONE

ITEM 6.	(a)	EXHIBITS
	27	Financial Data Schedule

	(b)	REPORTS ON FORM 8-K
			Form 8-K was not required to be filed
			during the current quarter



GREEN MOUNTAIN POWER CORPORATION

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		GREEN MOUNTAIN POWER CORPORATION
		(Registrant)



Date:  November 10, 1994		/s/ E. M. Norse
	E. M. Norse, Vice President, Chief
	Financial Officer and Treasurer



Date:  November 10, 1994		/s/ G. J. Purcell
	G. J. Purcell, Controller