Form 10-K
GREEN MOUNTAIN POWER CORP
filed 1995-03-30
CIK 43704

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549



FORM 10-K

For the fiscal year ended December 31, 1994

Commission file number  1-8291

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]


___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ________________ to __________________


GREEN MOUNTAIN POWER CORPORATION
_____________________________________________
(Exact name of registrant as specified in its charter)

         Vermont                                   03-0127430
___________________________               _____________________________
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

    25 Green Mountain Drive
     South Burlington, VT                                05403
_________________________________                      __________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (802) 864-5731
                                                       _______________

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



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1995, was $117,969,717.00 based on the closing price for the Common Stock on the New York Stock Exchange as reported by The Wall Street Journal.

     The number of shares of Common Stock outstanding on March 15, 1995, was 4,687,924.


DOCUMENTS INCORPORATED BY REFERENCE

	The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 18, 1995, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in Items 10, 11, 12 and 13 of
Part III of this Form 10-K.


PART I

ITEM 1.  BUSINESS
THE COMPANY

     Green Mountain Power Corporation (the Company) is a public utility operating company engaged in supplying electrical energy in the State of Vermont in a territory with an estimated population of 195,000. It serves approximately 80,500 customers. For the year ended December 31, 1994, the Company's sources of revenue were derived as follows: 33.6% from residential customers, 31.9% from small commercial and industrial customers, 20.7% from large commercial and industrial customers, 8.9% from sales to other utilities, and 4.9% from other sources. For the same period, the Company's energy resources for retail and requirements wholesale sales were obtained as follows: 38.7% from hydroelectric sources (5.8% Company-owned, 0.5% New York Power Authority (NYPA), 29.6% Hydro-Quebec and 2.8% small power producers), 36.2% from nuclear generating sources (the Vermont Yankee plant described below), 10.9% from coal sources, 3.3% from wood, 0.5% from natural gas, and 0.9% from oil. The remaining 9.5% was purchased on a short-term basis from other utilities and through the New England Power Pool (NEPOOL). In 1994, the Company purchased 93.1% of the energy required to satisfy its retail and requirements wholesale sales (including energy purchased from Vermont Yankee and under other long-term purchase arrangements). See Note K of Notes to Consolidated Financial Statements.

     A major source of the Company's power supply is its entitlement to a share of the power generated by the 520-MW Vermont Yankee nuclear generating plant owned and operated by Vermont Yankee Nuclear Power Corporation (Vermont Yankee), in which the Company has a 17.9% equity interest. For information concerning Vermont Yankee, see "Power Resources - Vermont Yankee."

     The Company participates in NEPOOL, a regional bulk power transmission organization established to assure the reliability and economic efficiency of power supply in the Northeast. The Company's representative to NEPOOL is the Vermont Electric Power Company, Inc. (VELCO), a transmission consortium owned by the Company and other Vermont utilities, in which the Company has a 30% equity interest. As a member of NEPOOL, the Company benefits from increased efficiencies of centralized economic dispatch, availability of replacement power for scheduled and unscheduled outages of its own power sources, sharing of bulk transmission facilities and reduced generation reserve requirements.

     The principal territory served by the Company comprises an area roughly 25 miles in width extending 90 miles across north central Vermont between Lake Champlain on the west and the Connecticut River on the east. Included in this territory are the cities of Montpelier, Barre, South Burlington, Vergennes and Winooski, as well as the Village of Essex Junction and a number of smaller towns and communities. The Company also distributes electricity in four noncontiguous areas located in southern and southeastern Vermont that are interconnected with the Company's principal service area through the transmission lines of VELCO and others. Included in these areas are the communities of Vernon (where the Vermont Yankee plant is located), Bellows Falls, White River Junction, Wilder, Wilmington and Dover. During 1994, the Company also supplied four firm wholesale customers, including one municipal and two cooperative utilities in Vermont and one utility in another state. The Company is obligated to meet the changing electrical requirements of these wholesale customers, in contrast to the Company's obligation to other wholesale customers, which is limited to specified amounts of capacity and energy established by contract.

     Major business activities in the Company's service areas include computer assembly and components manufacturing (and other electronics manufacturing), granite fabrication, service enterprises such as government, insurance and tourism (particularly winter recreation), and dairy and general farming.

     During the years ended December 31, 1994, 1993 and 1992, electric energy sales to International Business Machines Corporation (IBM), the Company's largest customer, accounted for 13.7%, 13.6% and 13.8%, respectively, of the Company's operating revenues in those years. No other retail customer accounted for more than one percent of the Company's revenue.


RECENT RATE DEVELOPMENTS

     On October 1, 1993, the Company filed a request with the Vermont Public Service Board (VPSB) to increase retail rates by 8.6%. The increase was needed primarily to cover the cost of buying power from independent power producers, the cost of energy efficiency programs, the cost of plant additions made in the prior two years, and costs incurred in 1992 and 1993 associated with the Company's response to the Environmental Protection Agency's (EPA) Remedial Investigation/Feasibility Study (RI/FS) and proposed remedy at the Pine Street Marsh site and with the Company's litigation against its previous insurers seeking recovery of past costs incurred and indemnity against future liabilities in connection with the site. On January 28, 1994, the Company and the other parties in the proceeding reached a settlement agreement providing for a 2.9% retail rate increase effective June 15, 1994, and a target return on equity for utility operations of 10.5%.
The settlement agreement also provided for the Company's recovery in rates of $4,200,000 in costs associated with the Pine Street Marsh site. The agreement was approved by the VPSB on May 13, 1994.

     On September 26, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9%. The increase is needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers.

     The Company, the Vermont Department of Public Service (the
Department), and the other parties in the proceeding reached a settlement agreement providing for a 9.25% retail rate increase effective June 15, 1995, and a target return on equity of 11.25%. The agreement must be reviewed and approved by the VPSB before it can take effect.

CONSTRUCTION

     The Company's capital requirements result from the need to construct facilities or to invest in programs to meet anticipated customer demand for electric service. The policy of the Company is to increase diversification of its power supply and other resources through various means, including power purchase and sales arrangements, and relying on sources that represent relatively small additions to the Company's mix to satisfy customer requirements. This permits the Company to meet its financing needs in a flexible, orderly manner. Planned expenditures for the next five years will be primarily for distribution and conservation projects.



     Capital expenditures over the past three years and forecasted for the next five years are as follows:


                                                                     Total Net
       Generation  Transmission  Distribution  Conservation  Other  Expenditures
    (Dollars in thousands and net of AFUDC and Customer Advances for Construction)

Actual
 1992    $  868      $1,766        $7,320        $3,144     $2,925    $16,023
 1993     1,747       1,605         9,093         8,136      2,937     23,518
 1994     2,540       1,415         7,902         6,388      1,815     20,060

Forecasted
 1995    $2,785      $1,038        $8,457        $3,698     $5,998    $21,976
 1996     2,198         999         8,660         2,499      5,503     19,859
 1997     1,299       1,499         8,999         2,444      2,102     16,343
 1998     2,278         999         9,212         2,542      2,236     17,267
 1999     2,777         999         9,509         2,643      2,137     18,065




Construction projections are subject to continuing review and may be revised from time-to-time in accordance with changes in the Company's financial condition, load forecasts, the availability and cost of labor and materials, licensing and other regulatory requirements, changing environmental standards and other relevant factors.

     For the period 1992-1994, internally generated funds, after payment of dividends, provided approximately 56% of total capital requirements for construction, sinking fund obligations and other requirements. Internally generated funds provided 84% of such requirements for 1994. It is expected that funds so generated will provide approximately 90% of such requirements for the period 1995 through 1999, with the remainder to be derived through short-term borrowings and the issuance of long-term debt securities and common and preferred stock.

     The Company anticipates issuing $15,000,000 of common stock and $10,000,000 of first mortgage bonds in 1995. The proceeds will be used to finance capital projects and to retire short-term debt. The amount and timing of such issuances will depend upon the financial condition of the Company, prevailing market conditions and other relevant factors.

     In connection with the foregoing, see Management's Financial
Analysis in Item 7 herein and the material appearing under the caption "Power Resources."


OPERATING STATISTICS
For the Years Ended December 31


                                                          1994          1993          1992          1991          1990
                                                       ----------    ----------    ----------    ----------    ----------


Net System Capability During Peak Month (MW)
  Hydro (1)............................................    179.0         174.9         160.6         161.3         119.6
  Lease transmissions..................................      2.1           3.9           5.7           5.7           9.4
  Nuclear (1)..........................................    107.2         109.5         109.6          85.0          67.6
  Conventional steam...................................     67.1          92.6          95.0          88.5         114.4
  Internal combustion..................................     60.2          71.0          47.4          52.0          47.7
  Combined cycle.......................................     22.6          22.8          21.6          22.6          22.8
                                                       ----------    ----------    ----------    ----------    ----------
    Total capability (MW)..............................    438.2         474.7         439.9         415.1         381.5
  Net system peak......................................    308.3         307.3         314.4         308.5         301.9
                                                       ----------    ----------    ----------    ----------    ----------
  Reserve (MW).........................................    129.9         167.4         125.5         106.6          79.6
                                                       ==========    ==========    ==========    ==========    ==========
  Reserve % of peak....................................     42.1%         54.5%         39.9%         34.6%         26.4%

Net Production (MWH)
  Hydro (1)............................................  742,088       751,078       641,525       611,658       784,358
  Lease transmissions..................................    --           15,425        58,374        67,600        66,235
  Nuclear (1)..........................................  763,690       598,245       665,034       731,582       671,563
  Conventional steam...................................  651,105       748,626       762,451       799,781       859,059
  Internal combustion..................................    3,532         2,849         1,504         3,809         1,176
  Combined cycle.......................................   37,808        40,966        60,138       104,344        90,825
                                                       ----------    ----------    ----------    ----------    ----------
    Total production...................................2,198,223     2,157,189     2,189,026     2,318,774     2,473,216
  Less non-requirements sales to other utilities.......  328,794       271,224       273,087       448,110       587,475
                                                       ----------    ----------    ----------    ----------    ----------
  Production for requirements sales....................1,869,429     1,885,965     1,915,939     1,870,664     1,885,741
  Less requirements sales & lease transmissions (MWH)..1,730,497     1,749,454     1,794,986     1,742,308     1,759,393
                                                       ----------    ----------    ----------    ----------    ----------
  Losses and company use (MWH).........................  138,932       136,511       120,953       128,356       126,348
                                                       ==========    ==========    ==========    ==========    ==========
Losses as a percentage of total production.............     6.32%         6.33%         5.53%         5.54%         5.11%
System load factor (2).................................     67.7%         68.7%         68.5%         67.9%         69.5%



Sales and Lease Transmissions (MWH)
  Residential - GMP....................................  564,635       541,579       505,234       483,998       500,163
  Lease transmissons...................................    --           15,425        58,374        67,600        67,370
                                                       ----------    ----------    ----------    ----------    ----------
    Total Residential..................................  564,635       557,004       563,608       551,598       567,533
  Commercial & industrial - small......................  604,686       593,560       582,594       571,818       580,562
  Commercial & industrial - large......................  521,400       529,372       539,665       519,201       519,688
  Other................................................    1,146         8,868         6,312         2,770        (4,726)
                                                       ----------    ----------    ----------    ----------    ----------
    Total retail sales and lease transmissions.........1,691,867     1,688,804     1,692,179     1,645,387     1,663,057
  Sales to municipals and cooperatives and
    other requirements sales...........................   38,630        60,650       102,807        96,921        96,335
                                                       ----------    ----------    ----------    ----------    ----------
    Total requirements sales...........................1,730,497     1,749,454     1,794,986     1,742,308     1,759,392
  Other sales for resale...............................  328,794       271,224       273,087       448,110       587,474
                                                       ----------    ----------    ----------    ----------    ----------
    Total sales and lease transmissions................2,059,291     2,020,678     2,068,073     2,190,418     2,346,866
                                                       ==========    ==========    ==========    ==========    ==========

Average Number of Electric Customers
  Residential..........................................   68,811        67,994        67,201        66,406        65,553
  Commercial and industrial - small....................   11,611        11,447        11,245        11,215        11,300
  Commercial and industrial - large....................       24            25            24            24            23
  Other................................................       76            74            73            71            71
                                                       ----------    ----------    ----------    ----------    ----------
    Total..............................................   80,522        79,540        78,543        77,716        76,947
                                                       ==========    ==========    ==========    ==========    ==========


Average Revenue per KWH (Cents)
  Residential including lease revenues.................     9.03          8.94          8.44          8.06          7.54
  Lease charges........................................      --           0.06          0.41          0.26          0.25
                                                       ----------    ----------    ----------    ----------    ----------
    Total Residential..................................     9.03          9.00          8.85          8.32          7.79
  Commercial and industrial - small....................     8.00          7.97          7.82          7.53          6.99
  Commercial and industrial - large....................     6.02          5.96          5.89          5.72          5.30
  Total retail including lease revenues................     7.96          7.86          7.56          7.29          6.79


Average Use and Revenue Per Residential Customer
  Kilowatt hours including lease transmissions.........    8,206         8,192         8,387         8,306         8,658
  Revenues including lease revenues....................     $741          $733          $707          $670          $653


(1) See Note K of Notes to Consolidated Financial Statements.
(2) Load factor is based on net system peak and firm MWH production less off-system losses.


DEMAND-SIDE MANAGEMENT

     The Company has committed itself to the development and implementation of demand-side management (DSM) programs as part of its long-term resource strategy. These programs are aimed at improving the match between customer needs and the Company's ability to supply those needs at a reasonable cost. Energy conservation, load management and efficient electric use are central to these program efforts and provide the means for controlling operating expenses and requirements for additional capital investment. With more efficient electric consumption, the use of existing resources can be optimized. DSM program components, energy conservation, load-management and efficient electric use also provide customers with options and choices with respect to their use and cost of electric service.

     In 1994, the Company refocused its energy efficiency programs to reflect the new realities of greater power supply availability and to capture efficiencies gained from prior experience with DSM. The shift in focus reduced the Company's DSM costs in 1994 from $8,100,000 to $6,400,000.

     The framework for DSM developed with the Department also addresses the need for greater cost-consciousness, not only by deploying DSM in a more strategic manner, but also by beginning to shift, where appropriate, more of the cost for DSM towards the customers who will be receiving the most benefit. These programs are part of the Company's most recent rate settlement. If such settlement is approved by the VPSB, the new programs are scheduled to begin operation in April 1995.

     The Company exceeded its savings goals by 16% in 1994, after reducing the scope of the programs, while at the same time strengthening the economic benefit of these programs and services.


     Rate Design. The Company seeks to design rates to encourage the shifting of electrical use from peak hours. Since 1976, the Company has offered optional time-of-use rates for residential and commercial customers. Currently, approximately 2,500 of the Company's residential customers continue to be billed on the original 1976 time-of-use rate
basis.   In 1987, the Company received regulatory approval for a rate design that permitted it to charge prices for electric service that reflected as accurately as possible the cost burden imposed by each customer class. The Company depends on fair pricing to keep customers satisfied and to make predictable the customer use of its power supply so that it can keep control of its costs. This rate structure helps to achieve these goals. Since inefficient use of electricity increases its cost, customers who are charged prices that reflect the cost of providing electrical service have real incentives to follow the most efficient usage patterns. Included in the VPSB's order approving this rate design was a requirement that the Company's largest customers be charged time-of-use rates on a phased-in basis by 1994. Approximately 1,400 of the Company's largest customers, comprising 48% of retail revenues, were successfully converted to time-of-use rates. In May 1994, the Company filed a new rate design case with the VPSB. The parties, including the Department, IBM and a low-income advocacy group, entered into a settlement that was approved by the VPSB on December 2, 1994. Under the settlement, the revenue allocation to each rate class was adjusted to reflect class-by-class cost changes since 1987, the differential between the winter and summer rates was reduced, the customer charge was increased for most classes, and usage charges were adjusted to be closer to the associated marginal costs.


     Dispatchable and Interruptible Service Contracts. In 1994, the Company had interruptible/dispatchable power contracts with three major ski areas, interruptible only contracts with three customers and dispatchable-only contracts with an additional thirteen customers. The interruptible portion of the contracts allow the Company to control power supply capacity charges by reducing the Company's capacity requirements. During 1994, the Company did not request any interruptions due to the surplus capacity in the region. The dispatchable portion of the contracts allows customers to purchase electricity during times designated by the Company when low cost power is available at the energy only cost of the rate. The customers' demand during these periods is not considered in calculating the monthly billing. This program provides customers with discretionary use of portions of their load the opportunity to maximize their energy value and at the same time the Company is able to retain customer load requirements that might otherwise be met through alternative means. These programs are available by tariff for qualifying customers.


     Ripple Load-Management System. The Company has operated a remote-control load-management facility since 1976. This facility, referred to as a "Ripple" system, allows the Company, from a central signaling point, to switch off temporarily certain electrical appliances in customers' homes that have a storage capacity, such as water heaters and thermal storage heaters, thereby eliminating electric loads at discreet times. The Company's present Ripple system consists of approximately 7,000 installed signal receivers, a central processing station and four signal injection stations. Approximately 25% of the Company's eligible customers are participating in this load-control program, which allows the Company to reduce system load by four to five MW.


     Commercial/Industrial Energy Management Services. In 1994, the Company offered five commercial and industrial energy efficiency programs to qualifying customers. These programs offered comprehensive technical assistance to identify cost-effective electric energy efficiency opportunities which may qualify for financial incentives. In addition, fuel-switching opportunities were identified for customers, although no direct financial incentives were provided. Approximately 600 customers participated in these programs in 1994, resulting in an approximate savings of 12,900 MWh.


     Residential Energy Management Services. In 1994, the Company offered four DSM programs to serve residential customers. The VPSB had approved these programs in 1991. These programs offer a variety of services to assist customers to identify and implement appropriate electric energy strategies or fuel-switching opportunities for their residences. In the case of electric efficiency improvements, the Company will also offer various financial incentives for the installation of such measures. Approximately 8,000 residential customers participated in these programs in 1994 resulting in an annual savings of approximately 1,884 MWh, or approximately 18% greater than projected.




POWER RESOURCES

     The Company generated and purchased 1,828,663.8 MWh of energy for retail and requirements wholesale customers for the twelve months ended December 31, 1994. The corresponding maximum one-hour integrated demand during that period was 308.3 MW on January 26, 1994. This compares to the previous all-time peak of 322.6 MW on December 27, 1989. The following tabulation shows the source of such energy for the twelve-month period and the capacity in the month of the period system peak. See also "Power Resources - Long-Term Power Sales."



                                  Net Generated and      Net Generated and
                                   Purchased Year        Purchased in Month
                                  Ended 12/31/94 (a)     of Annual Peak
                                  ___________________    ___________________
                                     MWh         %          KW          %
WHOLLY OWNED PLANTS
  Hydro                            108,520.1    5.84       37,216      8.49
  Diesel and Gas Turbine             2,026.2    0.11       69,247     15.80

JOINTLY OWNED PLANTS
  Wyman #4                           4,667.6    0.25        8,254      1.88
  Stony Brook I                      5,877.6    0.32        8,793      2.01
  McNeil                             5,800.9    0.31        5,887      1.34

OWNED IN ASSOCIATION W/OTHERS
  Vermont Yankee Nuclear (b)       672,945.2   36.21       80,872     18.45

NYPA LEASE TRANSMISSIONS
  State of Vermont (NYPA)            9,618.7    0.52        2,088      0.48

LONG-TERM PURCHASES
  Hydro-Quebec                     550,508.6   29.62      124,408     28.39
  Merrimack #2                     202,987.3   10.92       30,457      6.95
  Stony Brook I                     11,409.4    0.61       13,768      3.15
  Small Power Producers            107,580.7    5.79       24,024      5.48

SHORT-TERM PURCHASES               176,637.0    9.50       33,208      7.58
                                 ___________   _____      _______     _____
  Less System Sales Energy         (29,915.5)

  TOTAL                          1,828,663.8  100.00      438,222    100.00
                                 ===========  ======      =======    ======

    NOTE:  (a)  Excludes losses on off-system purchases, totaling 40,765
                MWh.
           (b)  Average annual capability associated with the Vermont
                Yankee source is adjusted to reflect system sale obligations. See "Power Resources -- Long-Term Power Sales."

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

     On April 27, 1989, Vermont Yankee applied to the Nuclear Regulatory Commission (NRC) for an amendment to its operating license to extend the expiration date from December 2007 to March 2012, in order to take advantage of current NRC policy to issue operating licenses for a 40-year term measured from the grant of the operating license. (Prior NRC policy, under which the operating license was issued, called for a term of 40 years from the date of the construction permit.) On August 22, 1989, the State of Vermont, opposing the license extension, filed a request for a hearing and petition for leave to intervene, which petition was subsequently granted. On December 17, 1990, the NRC issued an amendment to the operating license extending the expiration date until March 21, 2012, based upon a "no significant hazards" finding by the NRC Staff and subject to the outcome of the evidentiary hearing on the State of Vermont's assertions. On July 31, 1991, Vermont Yankee reached a settlement with the State of Vermont, and the State filed a withdrawal of its intervention. The proceeding was dismissed on September 3, 1991.

     During periods when Vermont Yankee is unavailable, the Company incurs replacement-power costs in excess of those costs that the Company would have incurred for power purchased from Vermont Yankee.
Replacement power is available to the Company from NEPOOL and through special contractual arrangements with other utilities. Replacement-power costs adversely affect cash flow and, absent deferral, amortization and recovery through rates, would adversely affect reported earnings. Routinely, in the case of scheduled outages for refueling, the VPSB has permitted the Company to defer, amortize and recover these excess replacement power costs for financial reporting and ratemaking purposes over the period until the next scheduled outage. Vermont Yankee has adopted an 18-month refueling schedule. On March 16, 1995, Vermont Yankee began a scheduled refueling outage which is expected to be completed by mid-April 1995. Vermont Yankee's next scheduled refueling is September 1996. In the case of unscheduled outages of significant duration resulting in substantial unanticipated costs for replacement power, the VPSB generally has authorized deferral, amortization and recovery of such costs.

     Vermont Yankee incurred capital expenditures of approximately $2,086,000 in 1994, $7,229,000 in 1993 and $10,750,000 in 1992. Vermont
Yankee estimates capital expenditures amounting to approximately
$2,507,000 for 1995.

     During the year ended December 31, 1994, the Company utilized 672,945.2 MWh of Vermont Yankee energy to meet 36.2% of its retail and requirements wholesale sales. The average cost of electricity produced by the plant in 1994 was 3.8 cents per KWh. In 1994, Vermont Yankee had an annual capacity factor of 96.1%, compared to 76.9% in 1993 and 83.3% in 1992.

     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8,900,000,000. Any liability beyond $8,900,000,000 is indemnified under an agreement with the NRC, but subject to Congressional approval. The first $200,000,000 of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $8,700,000,000 per incident by assessing retrospective premiums of $79,300,000 against each of the 110 reactor units in the United States that are currently subject to the Program, limited to a maximum assessment of $10,000,000 per incident per nuclear unit in any one year. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes.

     The above insurance covers all workers employed at nuclear facilities prior to January 1, 1988, for bodily injury claims. Vermont Yankee has purchased a master worker insurance policy with limits of $200,000,000 with one automatic reinstatement of policy limits to cover workers employed on or after January 1, 1988. Vermont Yankee's estimated contingent liability for a retrospective premium on the master worker policy as of December 1993 is $13,100,000. The secondary financial protection program referenced above provides coverage in excess of the Master Worker policy.

     Insurance has been purchased from Nuclear Electric Insurance Limited (NEIL II and NEIL III) to cover the costs of property damage, decontamination or premature decommissioning resulting from a nuclear incident. All companies insured with NEIL II and III are subject to retroactive assessments if losses exceed the accumulated funds available. The maximum potential assessment against Vermont Yankee with respect to NEIL II losses arising during the current policy year is $6,400,000 at the time of the first loss and $13,800,000 at the time of a subsequent loss and the NEIL III maximum retroactive assessment is $8,400,000. Vermont Yankee's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.


     HYDRO-QUEBEC:

     Highgate Interconnection. On September 23, 1985, the Highgate transmission facilities, which were constructed to import energy from Hydro-Quebec in Canada, began commercial operation. The transmission facilities at Highgate include a 200-MW AC-to-DC-to-AC converter terminal and seven miles of 345-kV transmission line. VELCO built and operates the converter facilities, which are jointly owned by a number of Vermont utilities, including the Company. On February 11, 1995, the transmission facilities maximum capability was upgraded from 200 MW to 225 MW.


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


     Phase I. The first phase (Phase I) of the NEPOOL/Hydro-Quebec Interconnection consists of transmission facilities having a capacity of 690 MW that traverse a portion of eastern Vermont and extend to a converter terminal located in Comerford, New Hampshire. These facilities entered commercial operation on October 1, 1986. Vermont Electric Transmission Company, Inc. (VETCO), a wholly owned subsidiary of VELCO, was organized to construct, own and operate those portions of the transmission facilities located in Vermont. Total construction costs incurred by VETCO for Phase I were $47,850,000. Of that amount, VELCO provided $10,000,000 of equity capital to VETCO through sales of VELCO preferred stock to the Vermont participants in the Project. The Company purchased $3,100,000 of VELCO preferred stock to finance the equity portion of Phase I. The remaining $37,850,000 of construction cost was financed by VETCO's issuance of $37,000,000 of long-term debt in the fourth quarter of 1986 and the balance of $850,000 was financed by short-term debt.

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


     Phase II. Agreements executed in 1985 among the Company, VELCO and other NEPOOL members and Hydro-Quebec, provided for the construction of the second phase (Phase II) of the interconnection between the New England electric system and that of Hydro-Quebec. Phase II expands the Phase I facilities from 690 MW to 2,000 MW, and provides for transmission of Hydro-Quebec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. Construction of Phase II commenced in 1988 and was completed in late 1990. The Phase II facilities commenced commercial operation November 1, 1990, initially at a rating of 1,200 MW, and increased to a transfer capability of 2,000 MW in July 1991. The Hydro-Quebec-NEPOOL Firm Energy Contract provides for the import of economical Hydro-Quebec energy into New England. The Company is entitled to 3.2% of the Phase II power-supply benefits.
Total construction costs for Phase II were approximately $487,000,000. The New England participants, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs, for 30 years. The agreements providing for the operation and support of the Phase II facilities meet the capital lease accounting requirements under SFAS 13. At December 31, 1994, the present value of the Company's obligation was $10,300,000. The Company's projected future minimum principal payments under the Phase II support agreements are $489,425 for each of the years 1995-1999 and an aggregate of $7,830,817 for the years 2000-2020.

     The Phase II portion of the project is owned by New England Hydro-Transmission Electric Company, Inc. and New England Hydro-Transmission Corporation, subsidiaries of New England Electric System, in which certain of the Phase II participating utilities, including the Company, own equity interests. The Company owns approximately 3.2% of the equity of the corporations owning the Phase II facilities. During construction of the Phase II project, the Company, as an equity sponsor, was required to provide equity capital. At December 31, 1994, the capital structure of such corporations was 41% common equity and 59% long-term debt.


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


                                 July 1984             December 1987 Contract
                                  Contract      Schedule A    Schedule B    Schedule C3
                                 __________     __________    __________    ___________
                                                        (Dollars in thousands)

Capacity Acquired                  50 MW          17 MW         68 MW          46 MW

Contact Period                   1985-1995      1990-1995     1995-2015      1995-2015

Minimum Energy Purchase             50%            50%           75%            75%
 (annual load factor)           (1992-1995)

Minimum Energy Charge             $3,782         $2,195        $15,231        $10,430
                                  (1994)         (1994)      (1995-2015)*   (1995-2015)*
                                  $2,726         $1,771
                                  (1995)         (1995)

Annual Capacity Charge            $3,313         $1,684        $16,030         $9,966
                                  (1994)         (1994)     (1995-2015)*    (1995-2015)*
                                  $2,448         $1,237
                                  (1995)         (1995)

Average Cost per KWH               2.7 cents       5.3 cents    6.7 cents       6.1 cents
                                  (1994)         (1994)     (1995-2015)**   (1995-2015)**
                                   2.7 cents      4.8 cents
                                  (1995)         (1995)

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

     In September 1994, the Company negotiated a renewal of a short-term "tertiary energy" contract with Hydro-Quebec under which Hydro-Quebec delivers 61 MW of capacity and energy to the Company over the NEPOOL/Hydro-Quebec interconnection. The electricity purchased under this tertiary contract is priced at less than 2.5 cents per KWh. The benefits realized by the Company from this favorably priced electricity will be greater than those associated with deliveries foregone by the Company otherwise available over the NEPOOL/Hydro-Quebec interconnection. This tertiary energy contract will expire in August 1995. The Company anticipates that purchases of tertiary energy will extend beyond August 1995, but will end when the Schedule C3 deliveries begin in November 1995.

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

     The December 1987 contract, like the July 1984 contract, calls for the delivery of system power and is not related to any particular facilities in the Hydro-Quebec system. Consequently, there are no identifiable debt-service charges associated with any particular Hydro-Quebec facility that can be distinguished from the overall charges paid under the contract. During 1994, the Company negotiated an arrangement with Hydro-Quebec that reduces the cost impacts associated with the purchase of Schedules B and C3 under the December 1987 contract, over the November 1995 through October 1999 period. Under this new arrangement, the Company, in essence, will take delivery of the amounts of energy as specified in the December 1987 contract, but the associated fixed costs will be significantly reduced from those specified in the December 1987 contract.

     As part of this arrangement, the Company will purchase $3,000,000 worth of research and development work from Hydro-Quebec over the four-year period and is obligated to make $7,500,000 cash payment to Hydro-Quebec in 1995. The Company has the option to purchase up to $1,000,000 worth of additional research and development work. If the Company exercises its option, the $7,500,000 cash payment will be reduced accordingly. Hydro-Quebec retains the right to curtail annual energy deliveries by 13% up to five times, over the 2000 to 2015 period, if documented drought conditions exist in Quebec.

     During the first year of this arrangement, the average cost per KWh of Schedules B and C3 will be cut from 6.2 cents to 4.2 cents per KWh, a 32% or $15,000,000 cost reduction. Over the four-year period covered by the arrangement, unit costs will be lowered from 6.4 cents to 5.2 cents per KWh, reducing unit costs by 19% and saving $34,500,000 in nominal terms.

    In 1994, the Company utilized 356,591.9 MWh of Hydro-Quebec energy under the July 1984 contract, 77,808.3 MWh under the December 1987 contract Schedule A and 116,108.4 MWh under the tertiary energy contract to meet 29.6% of its retail and requirements wholesale sales. The average cost of Hydro-Quebec electricity in 1994 was 3.0 cents per KWh. See Notes J and K-2 of Notes to Consolidated Financial Statements.


     New York Power Authority (NYPA). The Department allocates NYPA power to the Company who, in turn, delivers the power to its residential and farm customers. The Company purchased at wholesale 9,618.7 MWh of NYPA power at an average cost of 1.1 cents per KWh in 1994. Under the allocation currently made by NYPA of NYPA power to states neighboring New York, the amount of such power delivered to residential and farm customers in the Company's service territory will be as follows:

                                    Entitlements to Customers
                                         in the Company's
               Period                Service Territory (MW)

         July 1994 - June 1995                 0.3
         July 1995 - June 1996                 0.3
         July 1996 - June 1997                 0.3
         July 1997 - June 1998                 0.3


     Merrimack Unit #2. Merrimack Unit #2 is a coal-fired steam plant of 356-MW capacity located in Bow, New Hampshire, and owned by Northeast Utilities. The Company is entitled to 30.457 MW of capacity and related energy from the unit under a 30-year contract terminating May 1, 1998. During the year ended December 31, 1994, the Company utilized
202,987.3 MWh from the unit to meet 10.9% of its total retail and requirements wholesale sales. The average cost of electricity from this unit was 3.2 cents per KWh in 1994. See Note K-1 of Notes to Consolidated Financial Statements.


     Stony Brook I. The Massachusetts Municipal Wholesale Electric Company (MMWEC) is principal owner and operator of a 343.0-MW combined-cycle intermediate generating station -- Stony Brook I -- located in Ludlow, Massachusetts, which commenced commercial operation in November 1981. The Company entered into a Joint Ownership Agreement with MMWEC dated as of October 1, 1977, whereby the Company acquired an 8.8% ownership share of the plant, entitling the Company to 30.2 MW of capacity. In addition to this entitlement, the Company has contracted for 13.8 MW of capacity for the life of the Stony Brook I plant, for which it will pay a proportionate share of MMWEC's share of the plant's fixed costs and variable operating expenses. The three units that comprise Stony Brook I are primarily oil-fired. Two of the units are also capable of burning natural gas. The natural gas system at the plant was modified in 1985 to allow two units to operate simultaneously on natural gas.

     During 1994, the Company utilized 17,287.0 MWh from this plant to meet 0.9% of its retail and requirements wholesale sales at an average cost of 11.0 cents per Kwh, the portion of these costs attributable to the
30.2 MW joint ownership share are based only on operation, maintenance, and fuel costs incurred in 1994. See Note I-3 and K-1 of Notes to Consolidated Financial Statements.


     Wyman Unit #4. The W. F. Wyman Unit #4, which is located in Yarmouth, Maine, is an oil-fired steam plant with a capacity of 619 MW. The construction of this plant was sponsored by Central Maine Power Company. The Company has a joint-ownership share of 1.1% (7.1 MW) in the Wyman #4 unit, which began commercial operation in December 1978.

     During 1994, the Company utilized 4,667.6 MWh from this unit to meet 0.3% of its retail and requirements wholesale sales at an average cost of 4.3 cents per Kwh, based only on operation, maintenance, and fuel costs incurred during 1994. See Note I-3 of Notes to Consolidated Financial Statements.


     McNeil Station. The J. C. McNeil station, which is located in Burlington, Vermont, is a wood chip and gas-fired steam plant with a capacity of 53.6 MW. The Company has an 11% or 5.9 MW interest in the
J. C. McNeil plant, which began operation in June 1984. During 1994, the Company utilized 5,800.9 MWh from this unit to meet 0.3% of its retail and requirements wholesale sales at an average cost of 6.1 cents per Kwh, based only on operation, maintenance, and fuel costs incurred during 1994. In 1989, the plant added the capability to burn natural gas on an as-available/interruptible service basis. See Note I-3 of Notes to Consolidated Financial Statements.


     NEW YORK POWER PURCHASES:

     Rochester Gas and Electric Corporation. In 1988, the Company entered into a ten-year contract with Rochester Gas and Electric Corporation (RG&E) for the purchase of up to 50 MW of firm power and associated energy. Although the Company has no fixed capacity payments, it must pay to reserve transmission from the Niagara Mohawk Power Corporation (Niagara Mohawk) for the 50-MW maximum purchase. Both RG&E and the Company have the option to terminate the agreement effective 1995.

     Pursuant to an agreement with Connecticut Light and Power Corporation (CL&P) and Bozrah Light and Power Company (Bozrah) that was finalized in December 1992, the Company exercised the option to terminate the RG&E agreement and the transmission contract with Niagara Mohawk that supports it effective October 31, 1995. The Company also agreed to offer power it obtained from RG&E to CL&P for purchase on a weekly basis through the remaining term of the RG&E agreement and terminate a contract under which the Company supplied all of the electrical requirements of Bozrah, a small electric utility operating in Gilman, Connecticut. In return, CL&P, which replaced the Company as the supplier of electricity to Bozrah, assumed responsibility for approximately 75% of the fixed costs of the transmission contract with Niagara Mohawk, and provided the Company with up to 50 MW of system power, to be scheduled on a weekly basis, at a total price expected to be lower than that provided under the existing RG&E agreement. In addition, CL&P has offered the Company an option, which may be exercised in yearly increments starting in July 1994, to purchase up to 50 additional MW of system power for the period July 1995 through December 2004.

     The arrangement was approved by FERC effective May 1, 1993. The reductions in the Company's purchased power and fixed transmission costs derived from this three-party agreement will more than offset the loss of revenues associated with the termination of its electricity sales agreement with Bozrah.

     In January 1995, CL&P and the Company signed an amendment to the agreement to enable the Company to terminate the RG&E agreement in January 1995, to eliminate the provisions relating to the sale of capacity and energy by the Company and to provide a price ceiling to substitute for the RG&E agreement price ceiling as it applies to the Company's purchase from CL&P. Additionally, contract terms for the Company's option to purchase up to 50 MW of CL&P system power were amended to make the power available August 1995-December 2004, and the Company's deadline for initial elections of said power was extended to July 31, 1995. Costs associated with this arrangement are as follows:

                                               Charges
                                                 1994
Annual Transmission Reservations . . . . .     $300,000
Average Cost per kWh . . . . . . . . . . .   3.3 cents (1994)
                                             3.3 cents (1995 estimated)


     Small Power Production. The VPSB has adopted rules that implement for Vermont the purchase requirements established by federal law in the Public Utility Regulatory Policies Act of 1978 (PURPA). Under the rules, small power producers have the option to sell their output to a central state purchasing agent under a variety of long- and short-term, firm and non-firm pricing schedules, each of which is based upon the projected Vermont composite system's power costs which would be required but for the purchases from small producers. The state purchasing agent assigns the energy so purchased, and the costs of purchase, to each Vermont retail electric utility based upon its pro rata share of total Vermont retail energy sales. Utilities may also contract directly with producers. The rules provide that all reasonable costs incurred by a utility under the rules will be included in the utilities' revenue requirements for ratemaking purposes.

     Currently, the state purchasing agent, Vermont Power Exchange, Inc., is authorized to seek 150 MW of power from qualifying facilities under PURPA, of which the Company's current pro rata share would be approximately 32.4% or 48.7 MW.

     In 1994, the Company, through both its direct contracts and the Vermont Power Exchange, purchased 107,580.7 MWh of small power production to meet 5.8% of its retail and requirements wholesale sales at an average cost of 10.2 cents per KWh.

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

     During 1994, the Company purchased 176,637.0 MWh, 9.5% of the Company's retail and requirements wholesale sales, at an average cost of
2.5 cents per KWh under such arrangements.


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


     Company Hydroelectric Power. The Company wholly owns and operates eight hydroelectric generating facilities, the largest of which has a generating output of 8.8 MW, located on river systems within its service area. In 1994, these plants provided 108,520.1 MWh of low-cost energy, meeting 5.8% of the Company's retail and requirements wholesale sales at an average cost of 1.0 cents per Kwh, based only on operation, maintenance, and fuel costs incurred in 1994. See "State and Federal Regulation."


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


     Fuel. During 1994, the Company's retail and requirements wholesale sales were provided by the following fuel sources: 38.7% from hydro (5.8% Company-owned, 0.5% NYPA, 29.6% Hydro-Quebec and 2.8% small power producers), 36.2% from nuclear, 10.9% from coal, 3.3% from wood, 0.5% from natural gas, and 0.9% from oil. The remaining 9.5% was purchased on a short-term basis from other utilities and through NEPOOL.

     Vermont Yankee has approximately $133 million of "requirements based" purchase contracts for nuclear fuel needs to meet substantially all of its power production requirements through 2002. Under these contracts, any disruption of operating activity would allow Vermont Yankee to cancel or postpone deliveries until actually needed.

     Vermont Yankee has a contract with the United States Department of Energy (DOE) for the permanent disposal of spent nuclear fuel. Under the terms of this contract, in exchange for the one-time fee discussed below and a quarterly fee of 1 mil per kwh of electricity generated and sold, the DOE agrees to provide disposal services when a facility for spent nuclear fuel and other high-level radioactive waste is available, which is required by contract to be prior to January 31, 1998.

     The DOE contract obligates Vermont Yankee to pay a one-time fee of approximately $39.3 million for disposal costs for all spent fuel discharged through April 7, 1983. Although such amount has been collected in rates from the Vermont Yankee participants, Vermont Yankee has elected to defer payment of the fee to the DOE as permitted by the DOE contract. The fee must be paid no later than the first delivery of spent nuclear fuel to the DOE. Interest accrues on the unpaid obligation based on the thirteen-week Treasury Bill rate and is compounded quarterly. Through 1994, Vermont Yankee accumulated approximately $54 million in an irrevocable trust to be used exclusively for defeasing this obligation at some future date, provided the DOE complies with the terms of the aforementioned contract.

     The Company does not maintain long-term contracts for the supply of oil for the oil-fired peaking unit generating stations wholly owned by it (80 MW). The Company did not experience difficulty in obtaining oil for its own units during 1994, and, while no assurance can be given, does not anticipate any such difficulty during 1995. None of the utilities from which the Company expects to purchase oil- or gas-fired capacity in 1995 has advised the Company of grounds for doubt about maintenance of secure sources of oil and gas during the year.

     Coal for Merrimack #2 is presently being purchased by contract and on the spot market from northern West Virginia and southern Pennsylvania sources. The sponsor of Merrimack advises that, as of February 23, 1995, there was a 72-day supply of coal at the plant.

     Wood for the McNeil plant is furnished to the Burlington Electric Department from a variety of sources under short-term contracts ranging from several weeks' to six months' duration. The McNeil plant used 129,128 tons of wood chips and mill residue and 157,682,000 cubic feet of gas in 1994. The McNeil plant is forecasting consumption of wood chips for 1995 to be 120,000 tons and gas consumption of 300,000,000 cubic feet. Burlington Electric Department advises that, as of February 18, 1995, there were 33,904 tons of wood chips in inventory for the McNeil plant.

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

     The Company's rate tariffs are uniform throughout its service area. The Company has entered into two economic development agreements, providing for reduced charges to large customers to be applied only to new load. A third economic development agreement with IBM is part of the rate settlement currently before the VPSB referenced above.

     The Company's wholesale rate on sales to four wholesale customers is regulated by the FERC. Revenues from sales to these customers were approximately 1.5% of operating revenues for 1994.

     Late in 1989, the Company began serving a municipal utility, Northfield Electric Department, under its wholesale tariff. This customer increased the Company's electricity sales by approximately 23,461 MWh and peak requirements by approximately 6 MW. Revenues in 1994 from Northfield were $1,294,165.

     The Company provides transmission service to ten customers within the State under rates regulated by the FERC; revenues for such services amounted to less than 1% of the Company's operating revenues for 1994.



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

Bolton             February 5, 1982      February 5, 1982 - February 4, 2022

Essex *            January 21, 1969      May 1, 1965 - December 31, 1993

Vergennes          June 29, 1979         June 1, 1949 - May 31, 1999

Waterbury          July 20, 1954         September 1, 1951 - August 31, 2001

* The Company is in the process of relicensing this facility and anticipates the final FERC license to be issued in 1995. The facility is currently operating on an annual license.

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


     Department of Public Service Twenty-Year Power Plan. In December 1994, the Department adopted an update of its twenty-year electrical power-supply plan (the Plan) for the State of Vermont. The Plan includes an overview of statewide growth and development as they relate to future requirements for electrical energy; an assessment of available energy resources; and estimates of future electrical energy demand.

     The Company's next Integrated Resource Plan, scheduled to be publised in June 1995, will be developed in a manner consistent with the Department's Plan. The 1995 Integrated Resource Plan will call for a greater emphasis on distributed utility approaches that can best use the Company's assets, maximize the benefit of demand-side management programs, and provide customers with the highest quality service.


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

     On November 6, 1992, the EPA released its final RI/FS and announced a proposed remedy with an estimated total cost of approximately $49,500,000, including 30 years' operation and maintenance costs, with a net present value of approximately $26,400,000. The EPA's preferred remedy called for construction of a Containment/Disposal Facility (CDF) over a portion of the site. The CDF would have consisted of subsurface vertical barriers and a low permeability cap, with collection trenches and hydraulic control system to capture groundwater and prevent its migration outside of the CDF. Collected groundwater would have been treated and discharged or stored and disposed of off-site. The proposed remedy also would have required construction of new wetlands to replace those that would be destroyed by construction of the CDF and a long-term monitoring program.

     On or before May 15, 1993, the PRP group in which the Company participated submitted extensive comments to the EPA opposing the proposed remedy. In response to an earlier request from the EPA, the PRP group also submitted a detailed analysis of an alternative remedy anticipated to cost approximately $20,000,000. In early June, in response to overwhelming negative comment, the EPA withdrew its proposed remedy and announced that it would work with all interested parties in developing a new proposal. Since then, the EPA has established a coordinating council, with representatives of PRPs, environmental groups, and government agencies, and presided over by a neutral facilitator. The council is charged with determining what additional studies may be appropriate for the site and also is planning to eventually address additional response activities.

     In July 1994, the Company, New England Electric System (NEES), and Vermont Gas Systems, Inc. (VGS), entered into an Administrative Order by Consent, with the EPA, pursuant to which these PRPs are conducting certain additional studies that have been agreed to by the coordinating council. These studies constitute the first phase of action the council has decided on to fill data gaps at the site. A second phase, including tasks carried over from the first phase, additional field studies and preparation of an addendum feasibility study is expected to be performed during 1995 by the same parties under a second Order. The EPA has not required reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously advised the Company that ultimately it will seek to hold the Company and the PRPs liable for such costs.

     On December 1, 1994, the Company, NEES and VGS entered into a confidential agreement with the State, the City of Burlington and nearly all other landowner PRPs under which the liability of those landowner PRPs for future Superfund response costs would be limited and specified. On December 1, 1994, the Company entered into a confidential agreement with VGS compromising contribution and cost recovery claims of each party and contractual indemnity claims of the Company arising from the 1964 sale of the manufactured gas plant to VGS, and also entered into a confidential agreement with NEES for funding of work under the Administrative Order.

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

     The Company has deferred amounts received from third parties pending resolution of the Company's ultimate liability with respect to the site and rate recognition of that liability. The Company is unable to predict at this time the magnitude of any liability resulting from potential claims for the costs of the RI/FS or the performance of any remedial action, or the likely disposition or magnitude of claims the Company may have against others, including its insurers, except to the extent described above.

     Through rate cases filed in 1991 and 1993, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Marsh site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and July 31, 1993 (in the total of approximately $4,600,000) for technical consultants and legal assistance in connection with the EPA's enforcement actions at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Vermont Department of Public Service (the Department) reached agreements in both cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB on April 2, 1992, and on May 13, 1994, reflected the Pine Street Marsh related expenditures referred to above.

     In a rate case filed on September 26, 1994, the Company sought recovery in rates of approximately $2,700,000 in expenses associated with the Pine Street site. This amount represented the Company's unrecovered expenditures between August 1993 and June 1994 for technical consultants and legal assistance in connection with EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street related costs (and whether recovery or non-recovery of past costs and any insurance proceeds is relevant to such issue), the parties to the case have reached agreement that the full amount of Pine Street costs reflected in the Company's 1994 rate case should be recovered in rates. This agreement is currently pending before the VPSB.

     Management expects to seek and (assuming treatment consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received. As of December 31, 1994, such amounts are approximately $845,000.




COMPETITION

     The Company serves a fixed area of Vermont under a VPSB franchise. Except as noted below, the Company's electric business is substantially free from competition for retail customers from other electric utilities, municipalities and other public agencies in its franchise area, as mandated by the VPSB. The Company, however, competes with other providers of energy for the home-heating market. Wood stoves, oil-burning furnaces and natural gas represent the principal alternatives to electric heat for customers in the Company's service territory. Fluctuations in the price of fossil fuels, especially oil and natural gas, affect the Company's position in the home-heating market.

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

     The VPSB and the Department are currently conducting a roundtable discussion with Vermont utilities, customer groups and other organizations concerning the potential for expanded retail competition in Vermont and any structural changes in the industry that will be required. It is expected that the roundtable will complete its work by July 1995.


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

                                       For the years ended December 31
                                         1994                   1993
                                                (In thousands)
Revenue . . . . . . . . . . . . . . .  $12,031                $11,487
Expense . . . . . . . . . . . . . . .   10,920                 11,527
                                       -------               ---------
Net Income (Loss) . . . . . . . . . .  $ 1,111               ($    40)
                                       =======               =========

EMPLOYEES

     The Company had 373 employees, exclusive of temporary employees, as of December 31, 1994. In addition, subsidiaries of the Company had 59 employees at year end.


SEASONAL NATURE OF BUSINESS

     The Company experiences its heaviest loads in the colder months of the year. Winter recreational activities, longer hours of darkness and heating loads from cold weather usually cause the Company's peak electric sales to occur in December, January or February. The 1994 peak of 308.3 MW occurred on January 26, 1994. The Company's retail electric rates are seasonally differentiated. Under this structure, retail electric rates produce average revenues per kilowatt hour during four peak season months (December through March) that are approximately 30% higher than during the eight off-season months (April through November). See discussion -- Demand-Side Management -- Rate Design.


EXECUTIVE OFFICERS

Executive Officers of the Company as of March 31, 1995:

      Name                Age
Douglas G. Hyde            52    President, Chief Executive Officer and
                                 Chairman of the Executive Committee of the Corporation since 1993. Executive Vice
                                 President, Chief Operating Officer and
                                 Director from 1989 to 1993.  Executive Vice
                                 President and Director of the Corporation from 1986 to 1989.

A. Norman Terreri          61    Executive Vice President and Chief
                                 Operating Officer since January 1995.  Senior
                                 Vice President and Chief Operating Officer from 1993 to 1995. Senior Vice President from 1984 to 1993. President - Mountain
                                 Energy, Inc. since December 1989.

Edwin M. Norse             49    Vice President and General Manager,
                                 Energy Resources and Sales since January
                                 1995.  Vice President, Chief Financial
                                 Officer and Treasurer from 1986 to January
                                 1995.  President-Green Mountain Propane Gas
                                 Company since October 1993.

Christopher L. Dutton      46    Vice President, Finance and
                                 Administration, Chief Financial Officer and
                                 Treasurer since January 1995. Vice President and General Counsel from 1993 to January
                                 1995.  Vice President, General Counsel and
                                 Corporate Secretary from 1989 to 1993.
                                 General Counsel and Corporate Secretary from
                                 1984 to 1989.

Glenn J. Purcell           61    Controller since September 1986.

Thomas C. Boucher          40    Vice President, Energy Resources and
                                 Planning since January 1995.  Vice President-
                                 Corporate Planning from 1994 to 1995.  Vice
                                 President, Financial Planning from 1992 to
                                 1994.  Assistant Vice President-Energy
                                 Planning from 1986 to 1992.

Stephen C. Terry           52    Vice President and General Manager,
                                 Retail Energy Services since January 1995.
                                 Vice President-External Affairs from 1991 to
                                 January 1995.  Assistant Vice President-
                                 Corporate Relations from 1986 to 1991.

Walter S. Oakes            48    Assistant Vice President-Customer
                                 Operations since June 1994.  Assistant Vice
                                 President-Human Resources from August 1993 to
                                 June 1994.  Assistant Vice President-
                                 Corporate Services from 1988 to 1993.

Robert C. Young            57    Assistant Vice President-Customer
                                 Operations since 1994.  Assistant Vice
                                 President-Operations and Engineering from
                                 1992 to 1994.  Director of Engineering from
                                 August 1991 to December 1992.  Director of
                                 Special Projects from August 1991 to March
                                 1992. Prior to joining the Company, he was employed by the Burlington Electric
                                 Department for thirty-two years, including sixteen years as General Manager.

Karen K. O'Neill           43    Assistant Vice President-Human
                                 Resources and Organizational Development since January 1995. Assistant General
                                 Counsel from 1989 to 1995. Senior Attorney from 1988 to 1989.

Craig T. Myotte            40    Assistant Vice President-Engineering
                                 and Operations since 1994.  Assistant Vice
                                 President-Operations and Maintenance from
                                 1991 to 1994. Director-System Operations from 1986 to 1991.

John J. Lampron            50    Assistant Treasurer since July 1991.
                                 Prior to joining the Company, he was employed by Public Service Company of New Hampshire as an Assistant Vice President from 1982 to
                                 1990.

Donna S. Laffan            45    Corporate Secretary since December
                                 1993.  Assistant Secretary from 1986 to 1993.

Peter H. Zamore            42    General Counsel since January 1995.
                                 Prior to joining the Company, he was a
                                 partner at the law firm of Sheehey Brue Gray
                                 & Furlong, P.C. from 1984 to 1995.

     Officers are elected by the Board of Directors for one-year terms and serve at the pleasure of the Board of Directors.


ITEM 2.  PROPERTY
GENERATING FACILITIES

     The Company's Vermont properties are located in five areas and are interconnected by transmission lines of VELCO and New England Power Company. The Company wholly owns and operates eight hydroelectric generating stations with a total nameplate rating of 36.4 MW and an estimated effective capability of 35.3 MW. It also owns two gas-turbine generating stations with an aggregate nameplate rating of 59.9 MW and an estimated effective capability of 60.3 MW. The Company has two diesel generating stations with an aggregate nameplate rating of 8.0 MW and an estimated effective capability of 8.4 MW.

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


TRANSMISSION AND DISTRIBUTION

     The Company had, at December 31, 1994, approximately 1.5 miles of 115-kV transmission lines, 9.4 miles of 69 kV transmission lines, 5.4 miles of 44-kV and 265.4 miles of 34.5 kV transmission lines. Its distribution system included about 2,361 miles of overhead lines, 2.4 kV to 34.5 kV, and about 404 miles of underground cable of 2.4 kV to
34.5 kV. At such date, the Company owned approximately 433,150 kVa of substation transformer capacity in distribution substations, 156,775 kVa of transformer capacity in transmission substations and 1,243,450 kVa of transformers for stepdown from distribution to customer use.

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


                                                                      Winter
                                                                    Capability
               Type     Location           Name              Fuel      MW(1)

Wholly Owned   Hydro    Middlesex, VT      Middlesex #2      Hydro      3.3
                        Marshfield, VT     Marshfield #6     Hydro      4.9
                        Vergennes, VT      Vergennes #9      Hydro      2.1
                        W. Danville, VT    W. Danville #15   Hydro      1.1

                        Colchester, VT     Gorge #18         Hydro      3.3
                        Essex Jct., VT     Essex #19         Hydro      7.8
                        Waterbury, VT      Waterbury #22     Hydro      5.0
                        Bolton, VT         DeForge #1        Hydro      7.8

               Diesel   Vergennes, VT      Vergennes #9      Oil        4.2
                        Essex Jct., VT     Essex #19         Oil        4.2

               Gas      Berlin, VT         Berlin #5         Oil       56.3
               Turbine  Colchester, VT     Gorge #16         Oil       15.2

Jointly Owned  Steam    Vernon, VT         Vermont Yankee    Nuclear   90.1(2)
                        Yarmouth, ME       Wyman #4          Oil        7.1
                        Burlington, VT     McNeil            Wood       6.6(3)

               Combined Ludlow, MA         Stony Brook #1    Oil/Gas   30.9(2)
                                                                      _____
Total Winter Capability                                               249.9

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.



PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS


     Outstanding shares of the Common Stock are listed and traded on the New York Stock Exchange. The following tabulation shows the high and low sales prices for the Common Stock on the New York Stock Exchange during 1994 and 1993:

                                            HIGH         LOW

        1994           First Quarter        31 1/4       27 1/2
                       Second Quarter       30           23 3/4
                       Third Quarter        27 3/8       23 3/8
                       Fourth Quarter       28 1/8       23 7/8

        1993           First Quarter        35 5/8       31 3/8
                       Second Quarter       36 1/2       32 5/8
                       Third Quarter        36 5/8       34 3/8
                       Fourth Quarter       35 1/8       30 3/4



     The number of common stockholders of record as of March 15, 1995 was 6,456.

     Quarterly cash dividends were paid as follows for the past two years:

                    First            Second          Third       Fourth
                    Quarter          Quarter         Quarter     Quarter

      1994          53 cents         53 cents        53 cents    53 cents
      1993          52 1/2 cents     52 1/2 cents    53 cents    53 cents


SELECTED FINANCIAL DATA  (In thousands except per share amounts)

Results of operations for the years ended December 31
-----------------------------------------------------


                                            1994         1993         1992         1991         1990
                                          ---------    ---------    ---------    ---------    ---------

Operating Revenues........................$148,197     $147,253     $145,240     $143,555     $147,633
Operating Expenses........................ 133,680      132,427      128,828      129,041      133,925
                                          ---------    ---------    ---------    ---------    ---------
  Operating Income........................  14,517       14,826       16,412       14,514       13,708
                                          ---------    ---------    ---------    ---------    ---------
Other Income
  AFUDC - equity..........................     263          273          186          225           86
  Other...................................   3,418        2,360        2,073        2,689        2,037
                                          ---------    ---------    ---------    ---------    ---------
    Total other income....................   3,681        2,633        2,259        2,914        2,123
                                          ---------    ---------    ---------    ---------    ---------
Interest Charges
  AFUDC - borrowed funds..................    (539)        (357)        (202)        (131)        (394)
  Other...................................   7,735        7,185        7,021        7,103        7,259
                                          ---------    ---------    ---------    ---------    ---------
    Total interest charges................   7,196        6,828        6,819        6,972        6,865
                                          ---------    ---------    ---------    ---------    ---------

Net Income................................  11,002       10,631       11,852       10,456        8,966

Dividends on Preferred Stock..............     794          811          831          852          421
                                          ---------    ---------    ---------    ---------    ---------
Net Income Applicable to Common Stock..... $10,208       $9,820      $11,021       $9,604       $8,545
                                          =========    =========    =========    =========    =========
Common Stock Data
  Earnings per share......................   $2.23        $2.20        $2.54        $2.45        $2.29
  Cash dividends declared per share.......   $2.12        $2.11        $2.08        $2.04        $2.00
  Weighted average shares outstanding.....   4,588        4,457        4,345        3,919        3,729



Financial Condition as of December 31
-------------------------------------


                                            1994         1993 (1)     1992         1991         1990
                                          ---------    ----------   ---------    ---------    ---------
Assets

 Utility Plant, Net.......................$175,987     $171,411     $164,723     $159,730     $152,370
 Other Investments........................  20,751       22,528       21,700       21,624       19,785
 Current Assets...........................  28,798       26,215       28,067       26,778       25,891
 Deferred Charges.........................  35,659       33,893       19,012       11,271       10,536
 Non-Utility Assets.......................  33,416       28,626       23,716       19,832       11,078
                                          ---------    ---------    ---------    ---------    ---------
  Total Assets............................$294,611     $282,673     $257,218     $239,235     $219,660
                                          =========    =========    =========    =========    =========

Capitalization and Liabilities

 Common Stock Equity......................$101,319      $97,149      $92,645      $87,455      $71,942
 Redeemable Cumulative Preferred Stock....   9,135        9,385        9,575        9,825       10,087
 Long-Term Debt, Less Current Maturities..  74,967       79,800       67,644       56,270       60,626
 Capital Lease Obligation.................  10,278       11,029       11,950       12,627       12,797
 Curent Liabilities.......................  40,441       37,925       30,099       32,893       32,399
 Deferred Credits and Other...............  49,434       40,214       33,264       29,694       27,358
 Non-Utility Liabilities..................   9,037        7,171       12,041       10,471        4,451
                                          ---------    ---------    ---------    ---------    ---------
  Total Capitalization and Liabilities....$294,611     $282,673     $257,218     $239,235     $219,660
                                          =========    =========    =========    =========    =========

(1) Certain line items on the 1993 balance sheet have been reclassified for consistent presentation with the current year.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Earnings Summary -- Earnings per average share of common stock in 1994 were $2.23 as compared with $2.20 in 1993. The 1994 earnings represent an earned return on average common equity of 10.3 percent. In 1993 and 1992, the earned return on equity was 10.3 and 12.2 percent, respectively.

The 1994 increase in earnings was primarily due to a $722,000 increase in the earnings of Mountain Energy, Inc., the Company's wholly-owned subsidiary that invests in electric energy-related development projects, and a $523,000 increase in earnings of Green Mountain Propane Gas Company, the Company's wholly-owned propane subsidiary. This increase was partially offset by an adverse ruling by the Vermont Supreme Court reversing an order of the Vermont Public Service Board (VPSB) in a 1991 rate decision and the effects of warmer than normal winter weather during the fourth quarter.

The principal factor contributing to the decrease in 1993 earnings from 1992 was a nearly two-fold increase in purchases of electricity from independent power producers mandated by federal and state laws.

Operating Revenues and MWH Sales -- Operating revenues and MWH sales for the years 1994, 1993 and 1992 consisted of:

                                         1994          1993        1992
                                             (Dollars in Thousands)
Operating Revenues:
   Retail . . . . . . . . . . . . .  $  131,444    $  130,061   $  126,057
   Sales for Resale . . . . . . . .      13,521        14,441       17,258
   Other  . . . . . . . . . . . . .       3,232         2,751        1,925
                                     ----------    ----------   ----------
Total Operating Revenues  . . . . .  $  148,197    $  147,253   $  145,240
                                     ==========    ==========   ==========
Megawatthour Sales:
   Retail . . . . . . . . . . . . .   1,691,867     1,688,803    1,692,179
   Sales for Resale. . . . . . . .      367,424       331,875      375,894
                                      ---------    ----------   ----------
Total Megawatthour Sales  . . . . .   2,059,291     2,020,678    2,068,073
                                      =========    ==========   ==========
Average Number of Customers:
   Residential  . . . . . . . . . .      68,811        67,994       67,201
   Commercial & Industrial  . . . .      11,635        11,472       11,269
   Other  . . . . . . . . . . . . .          76            74           73
                                         ------        ------       ------
Total Customers . . . . . . . . . .      80,522        79,540       78,543
                                         ======        ======       ======

Differences in operating revenues were due to changes in the following:

                                                    1993       1992
                                                     to         to
                                                    1994       1993
                                                     (In Thousands)
Operating Revenues:
   Retail Rates . . . . . . . . . . . . . . .    $1,140       $4,269
   Retail Sales Volume  . . . . . . . . . . .       244         (265)
   Resales and Other Revenues . . . . . . . .      (440)      (1,991)
                                                 -------      -------
Increase in Operating Revenues  . . . . . . .    $  944       $2,013
                                                 =======      =======



In 1994, total electricity sales increased 1.9 percent due principally to colder than normal winter weather in the first quarter and warmer than normal summer weather. Total operating revenues increased
0.6 percent in 1994 due principally to a 2.9 percent rate increase that was effective in June 1994. Wholesale revenues decreased 6.4 percent in 1994 due principally to the greater availability of low-cost energy in New England, which drove down wholesale prices.

In 1993, total electricity sales decreased 2.3 percent due principally to a reduction in wholesale sales. Total operating revenues increased
1.4 percent in 1993 primarily due to a 5.6 percent retail rate increase that was effective in April 1992. Wholesale revenues declined
16.3 percent in 1993 due principally to the sluggish economy and the availability of inexpensive, excess power supply in New England.

IBM, the Company's single largest customer, operates manufacturing facilities in Essex Junction. IBM's electricity requirements for its main plant and an adjacent plant accounted for 13.7, 13.6 and
13.8 percent of the Company's operating revenues in 1994, 1993 and 1992, respectively. No other retail customer accounted for more than one percent of the Company's revenue.

Power Supply Expenses -- Power supply expenses constituted 59.2 percent,
59.7 percent and 58.1 percent of total operating expenses for the years ended 1994, 1993 and 1992, respectively. These expenses increased by $190,000 (0.2 percent) in 1994, and by $4.1 million (5.5 percent) in 1993.

Power supply expenses were virtually unchanged in 1994 from 1993.

Power supply expenses increased in 1993 due primarily to a nearly two-fold increase in purchases of electricity from independent power producers mandated by federal and state laws.

Other Operating Expenses -- Other operating expenses were virtually unchanged in 1994 from 1993.

Other operating expenses were virtually unchanged in 1993 from 1992.

Transmission Expenses -- The Company's continuing restructuring of a series of transmission contracts produced a 3.7 percent decrease in transmission expenses in 1994.

The Company's restructuring of a series of transmission contracts produced a 3.0 percent decrease in transmission expenses in 1993.

Maintenance Expenses -- Maintenance expenses increased 2.6 percent in 1994 due principally to a scheduled increase in plant maintenance.

Maintenance expenses decreased 7.3 percent in 1993 due principally to scheduled increases in various capital projects that had the effect of reducing activity by Company employees on maintenance projects.

Depreciation and Amortization -- Depreciation and amortization expenses increased 24.6 percent in 1994 due principally to the amortization of expenditures related to energy conservation programs and to the Pine Street Marsh environmental matter (discussed in Note I of the Notes to Consolidated Financial Statements) and to additional investment in the Company's distribution facilities.

Depreciation and amortization expenses increased 6.3 percent in 1993, reflecting continuing additions to the Company's distribution facilities.

Income Taxes -- The effective federal tax rates for the years 1994, 1993 and 1992 were 25.1 percent, 28.9 percent and 28.8 percent, respectively.

Other Income -- Other income increased 39.8 percent in 1994 due primarily to an $722,000 increase in earnings of Mountain Energy, Inc., and a $523,000 increase in earnings of Green Mountain Propane Gas
Company.

Other income increased 16.6 percent in 1993 due primarily to an increase in earnings of Mountain Energy, Inc., and to the VPSB's disallowance in 1992 of approximately $400,000 in construction costs sought to be recovered in a rate case.

Interest Charges -- Interest charges increased 5.4 percent in 1994 due primarily to interest charges related to the sale of $20 million of first mortgage bonds in November 1993 and to an increase in short-term debt outstanding during 1994.

Interest charges were virtually unchanged in 1993 from 1992.

Dividends on Preferred Stock -- Dividends on preferred stock decreased
2.1 percent in 1994 due primarily to the repurchase by the Company in 1993 of the following preferred stock: 300 shares of 4.75 percent, Class B and 1,600 shares of 9.375 percent, Class D, Series 1.

Dividends on preferred stock decreased 2.4 percent in 1993 due primarily to the repurchase by the Company in 1992 of the following preferred stock: 450 shares of 4.75 percent, Class B; 450 shares of 7 percent, Class C; and 1,600 shares of 9.375 percent, Class D, Series 1.

Future Outlook -- The Company continues to implement conservation programs to mitigate the increasing demand for electricity. The Company is reviewing its future conservation plans in light of various factors, including changing avoided electricity costs, its experience and increased effectiveness in delivering conservation programs, and its total resource mix. Even with continued existing conservation programs, the Company anticipates that the demand for electricity in its service territory will grow by approximately 1.3 percent per year over the next five years.

Because the Company purchases most of its power supply from other utilities, it does not anticipate that it will incur any material direct cost increases as a result of the Federal Clean Air legislation. Furthermore, only one of its power supply purchase contracts, which expires in 1998, relates to a generating plant that is likely to be affected by the acid rain provisions of this legislation. Overall, approximately 10 percent of the Company's committed electricity supply is expected to be affected by federal and State environmental compliance requirements.

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

Through rate cases filed in 1991 and 1993, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Marsh site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and July 31, 1993 (in the total of approximately $4.6 million) for technical consultants and legal assistance in connection with the Environmental Protection Agency (EPA) enforcement actions at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Vermont Department of Public Service (the Department) reached agreements in both cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB on April 2, 1992, and on May 13, 1994, reflected the Pine Street Marsh related expenditures referred to above.

In a rate case filed on September 26, 1994, the Company sought recovery in rates of approximately $2.7 million in expenses associated with the Pine Street site. This amount represented the Company's unrecovered expenditures between August 1993 and June 1994 for technical consultants and legal assistance in connection with EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street related costs (and whether recovery or non-recovery of past costs and any insurance proceeds is relevant to such issue), the parties in the case have reached agreement that the full amount of Pine Street costs reflected in the Company's 1994 rate case should be recovered in rates. This agreement is currently pending before the VPSB.

Management expects to seek and (assuming treatment consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received. As of December 31, 1994, such amounts are approximately $845,000.

As is more fully set forth in Note I.1 of Notes to Consolidated Financial Statements, the Company is unable to predict at this time the magnitude of liability that may be imposed on it resulting from potential claims for the cost of studies undertaken by the EPA or performance of any remedial action in connection with the Pine Street Marsh site. The Company is one of several parties that the EPA has identified as potentially responsible for the cost of studying and remedying the results of releases of allegedly hazardous substances at the site. The Company will continue to pursue claims against other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred.

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

The Company has reached confidential settlements with two of the defendants in its insurance litigation. One of these defendants provided the Company with comprehensive general liability insurance between 1976 and 1982, and with environmental impairment liability insurance from 1981 and 1984. These policies were in place in 1982 when the EPA first notified the Company that it might be a potentially responsible party at the Pine Street Marsh site. The other defendant provided the Company with second layer excess liability coverage for a seven-month period in 1976.

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



Capital expenditures over the past three years and forecasted for the next five years are as follows:

                                                                   Total Net
Actual  Generation  Transmission  Distribution Conservation Other	Expenditures
(Dollars in thousands and net of AFUDC and Customer Advances For Construction)
 1992     $  868       $1,766        $7,320       $3,144   $2,925   $16,023
 1993      1,747        1,605         9,093        8,136    2,937    23,518
 1994      2,540        1,415         7,902        6,388    1,815    20,060
Forecasted
 1995     $2,785       $1,038        $8,457       $3,698   $5,998   $21,976
 1996      2,198          999         8,660        2,499    5,503    19,859
 1997      1,299        1,499         8,999        2,444    2,102    16,343
 1998      2,278          999         9,212        2,542    2,236    17,267
 1999      2,777          999         9,509        2,643    2,137    18,065

Other Cash Requirements -- In 1995, the Company may devote $4 million to unregulated investments.

Rates -- On October 1, 1993, the Company filed a request with the VPSB to increase retail rates by 8.6 percent. The increase was needed primarily to cover the cost of buying power from independent power producers, the cost of energy conservation programs, the cost of plant additions made in the past two years, and costs incurred in 1992 and 1993 associated with the Company's response to the EPA's remedial investigation/feasibility study and proposed remedy at the Pine Street Marsh site and with the Company's litigation against its previous insurers seeking recovery of past costs incurred and indemnity against future liabilities in connection with the site. On January 28, 1994, the Company and the other parties in the proceeding reached a settlement agreement providing for a 2.9 percent retail rate increase effective June 15, 1994, and a target return on equity for utility operations of
10.5 percent. The settlement agreement also provided for the Company's recovery in rates of $4.2 million in costs associated with the Pine Street Marsh site, as described above. The agreement was approved by the VPSB on May 13, 1994.

On September 26, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9 percent. The increase is needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers.

The Company, the Department, and the other parties in the proceeding reached a settlement agreement providing for a 9.25 percent retail rate increase effective June 15, 1995, and a target return on equity of
11.25 percent. The agreement must be reviewed and approved by the VPSB before it can take effect.

Financing and Capitalization -- For the period 1992 through 1994, internally generated funds, after payment of dividends, provided approximately 56 percent of total capital requirements for construction, sinking funds and other requirements. The Company anticipates that for the period 1995-1999, internally generated funds will provide approximately 90 percent of total capital requirements.

At December 31, 1994, the Company's capitalization consisted of
53.3 percent common equity, 41.9 percent long-term debt and 4.8 percent preferred equity. The Company has a comprehensive capital plan to maintain approximately this balance of common equity, long-term debt and preferred equity.

The Company anticipates issuing $15 million of common stock and $10 million of first mortgage bonds in 1995. The proceeds will be used to finance capital projects and to retire short-term debt.

The rating of the Company's first mortgage bonds was lowered in September 1994 by Standard & Poor's from "A-" to "BBB+", reflecting Standard & Poor's assessment that the electric utility industry is becoming increasingly more competitive. Standard & Poor's changed its "outlook" of the Company from "negative" to "stable", reflecting Standard & Poor's recognition of the Company's competitive rates, solid operations and management, and diverse fuel mix.

The rating of the Company's first mortgage bonds was lowered in January 1995 by Duff & Phelps from "A" to "A-", reflecting Duff & Phelps' assessment that the electric utility industry is becoming increasingly more competitive and that the Company is highly dependent on purchased power resulting in escalating fixed payment obligations. The rating of the Company's preferred stock was also lowered from "A-" to "BBB+". On a positive note, Duff & Phelps concluded that the Company's cost and rate structure is one of the lowest in New England, the Company's service territory has experienced minimal exposure to competitive forces and regulation is not expected to become a factor in the near term and should lag behind the rest of the nation.

See Note F of Notes to Consolidated Financial Statements for a discussion of bank lines of credit available to the Company.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREEN MOUNTAIN POWER CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                       Page
Financial Statements

Statements of Consolidated Income
  For the Years Ended December 31, 1994, 1993 and 1992                  39

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1994, 1993 and 1992                          40

Consolidated Balance Sheets as of
  December 31, 1994 and 1993                                            41

Consolidated Capitalization data as of
  December 31, 1994 and 1993                                            43

Notes to Consolidated Financial Statements                              44

Report of Independent Public Accountants                                66

Schedules

For the Years Ended December 31, 1994, 1993 and 1992:

    II  Valuation and Qualifying Accounts and Reserves                  67

        All other schedules are omitted as they are either not required, not applicable or the information is otherwise provided.

Consents and Reports of Independent Public Accountants

       Arthur Andersen LLP                                              80




                           STATEMENTS OF CONSOLIDATED INCOME

        GREEN MOUNTAIN POWER CORPORATION   For the Years Ended December 31



                                                                      1994                1993                1992
                                                                -----------------    ---------------     ---------------
                                                                         (In thousands except amounts per share)

Operating Revenues (Note A).....................................        $148,197           $147,253            $145,240
                                                                -----------------    ---------------     ---------------
Operating Expenses
  Power Supply (Notes A, B and K)
     Vermont Yankee Nuclear Power Corporation...................          30,300             29,785              29,230
     Company-owned generation...................................           3,113              3,150               3,804
     Purchases from others......................................          45,777             46,066              41,878
  Other operating...............................................          17,296             17,353              17,239
  Transmission (Note J).........................................          10,374             10,775              11,103
  Maintenance...................................................           4,465              4,352               4,692
  Depreciation and amortization (Note A)........................          10,683              8,572               8,065
  Taxes other than income.......................................           6,277              6,125               5,902
  Income taxes (Note G).........................................           5,395              6,249               6,915
                                                                -----------------    ---------------     ---------------
     Total operating expenses...................................         133,680            132,427             128,828
                                                                -----------------    ---------------     ---------------
       Operating Income.........................................          14,517             14,826              16,412
                                                                -----------------    ---------------     ---------------

Other Income
  Equity in earnings of affiliates and
     non-utility operations (Note B)............................           3,112              2,341               2,178
  Allowance for equity funds used during construction (Note A)..             263                273                 186
  Other income and deductions, net..............................             306                 19                (105)
                                                                -----------------    ---------------     ---------------
    Total other income..........................................           3,681              2,633               2,259
                                                                -----------------    ---------------     ---------------
      Income before interest charges............................          18,198             17,459              18,671
                                                                -----------------    ---------------     ---------------

Interest Charges
  Long-term debt................................................           6,868              6,539               6,542
  Other.........................................................             867                646                 479
  Allowance for borrowed funds used during
     construction (Note A)......................................            (539)              (357)               (202)
                                                                -----------------    ---------------     ---------------
    Total interest charges......................................           7,196              6,828               6,819
                                                                -----------------    ---------------     ---------------
Net Income......................................................          11,002             10,631              11,852

Dividends on preferred stock....................................             794                811                 831
                                                                -----------------    ---------------     ---------------
Net Income Applicable to Common Stock...........................         $10,208             $9,820             $11,021
                                                                =================    ===============     ===============

Common Stock Data (Notes A and C)
  Earnings per share............................................           $2.23              $2.20               $2.54

  Cash dividends declared per share.............................           $2.12              $2.11               $2.08

  Weighted average shares outstanding...........................           4,588              4,457               4,345

                       The accompanying notes are an integral part of these consolidated financial statements.



                                    CONSOLIDATED STATEMENTS OF CASH FLOW

                     GREEN MOUNTAIN POWER CORPORATION  For the Years Ended December 31


                                                                         1994          1993          1992
                                                                       ---------     ---------     ---------
                                                                                  (In thousands)

Operating Activities:
  Net Income........................................................... $11,002       $10,631       $11,852
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization (Note A)...........................  10,683         8,572         8,065
      Dividends from associated companies less equity income (Note B)..     202           254           659
      Allowance for funds used during construction (Note A)............    (803)         (630)         (388)
      Deferred purchased power costs (Note A)..........................    (524)       (6,407)       (5,347)
      Amortization of purchased power costs (Note A)...................   4,171         3,717         3,825
      Deferred income taxes (Note G)...................................   1,585         5,180         3,089
      Amortization of gain on sale of property.........................     (53)          (53)          (53)
      Amortization of investment tax credits (Note G)..................    (283)         (283)         (284)
      Environmental proceedings costs, net (Note I)....................   7,103        (2,472)       (2,612)
      Changes in:
        Special deposits...............................................    --            --              90
        Accounts receivable............................................    (426)        2,384          (433)
        Accrued utility revenues.......................................     126          (538)         (368)
        Fuel, materials, and supplies..................................    (473)           53          (113)
        Prepayments and other current assets...........................  (1,982)        1,069        (1,401)
        Accounts payable...............................................  (2,327)          513         1,521
        Taxes accrued..................................................   1,044          (418)         (315)
        Interest accrued...............................................    (117)          903          (733)
        Other current liabilities......................................     (65)       (2,745)        1,175
      Other............................................................       2        (2,620)           97
                                                                       ---------     ---------     ---------
    Net cash provided by operating activities..........................  28,865        17,110        18,326
                                                                       ---------     ---------     ---------

Investing Activities:
    Construction expenditures.......................................... (13,536)      (15,949)      (15,327)
    Conservation expenditures..........................................  (5,433)       (7,418)       (3,006)
    Investment in nonutility property..................................     254        (5,950)         (282)
    Special fund for postretirement benefits (Note A)..................    --            (601)          (56)
                                                                       ---------     ---------     ---------
      Net cash used in investing activities............................ (18,715)      (29,918)      (18,671)
                                                                       ---------     ---------     ---------
Financing Activities:
    Reduction in preferred stock (Note D)..............................    (250)         (190)         (250)
    Issuance of common stock (Note C)..................................   3,671         4,077         3,195
    Short-term debt, net (Note F)......................................   1,198         7,402        (2,093)
    Sale of first mortgage bonds (Note E)..............................    --          20,000        17,000
    Reduction in long-term debt (Note E)...............................  (1,800)       (8,530)       (7,246)
    Cash dividends..................................................... (10,504)      (10,204)       (9,857)
                                                                       ---------     ---------     ---------
      Net cash provided by (used in) financing activities..............  (7,685)       12,555           749
                                                                       ---------     ---------     ---------

    Net increase (decrease) in cash and cash equivalents...............   2,465          (253)          404
    Cash and cash equivalents at beginning of year.....................     227           480            76
                                                                       ---------     ---------     ---------
Cash and Cash Equivalents at End of Year...............................  $2,692          $227          $480
                                                                       =========     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.


                          CONSOLIDATED BALANCE SHEETS

                   GREEN MOUNTAIN POWER CORPORATION    December 31


                                                         1994               1993
                                                       ---------          ---------
                                                              (In thousands)
ASSETS

Electric Utility
Utility Plant (Notes A, E and I)
    Utility plant, at original cost....................$227,991           $214,977
    Less accumulated depreciation......................  69,246             64,226
                                                       ---------          ---------
      Net utility plant................................ 158,745            150,751
    Property under capital lease (Note J)..............  10,278             11,029
    Construction work in progress......................   6,964              9,631
                                                       ---------          ---------
      Total utility plant, net......................... 175,987            171,411
                                                       ---------          ---------
Other Investments
    Associated companies, at equity (Notes A,B and I)..  16,684             16,886
    Other investments (Note A).........................   4,067              5,642
                                                       ---------          ---------
      Total other investments..........................  20,751             22,528
                                                       ---------          ---------
Current Assets
    Cash...............................................   2,113                 50
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............  15,240             14,814
    Accrued utility revenues (Note A)..................   6,012              6,138
    Fuel, materials and supplies, at average cost......   3,314              2,841
    Prepayments........................................   1,796              1,984
    Other..............................................     323                388
                                                       ---------          ---------
      Total current assets.............................  28,798             26,215
                                                       ---------          ---------
Deferred Charges
    Demand side management programs...................   16,172             12,809
    Environmental proceedings costs....................   7,741              5,356
    Purchased power costs..............................     488              4,134
    Other..............................................  11,258             11,594
                                                       ---------          ---------
      Total deferred charges...........................  35,659             33,893
                                                       ---------          ---------
Non-Utility
    Cash and cash equivalents..........................     579                177
    Other current assets...............................   5,716              3,479
    Property and equipment.............................  11,329             11,331
    Intangible assets..................................   3,022              3,484
    Other assets.......................................  12,770             10,155
                                                       ---------          ---------
      Total non-utility assets.........................  33,416             28,626
                                                       ---------          ---------
Total Assets...........................................$294,611           $282,673
                                                       =========          =========

  The accompanying notes are an integral part of these consolidated financial statements.




                   GREEN MOUNTAIN POWER CORPORATION    December 31


                                                         1994               1993
                                                       ---------          ---------
                                                              (In thousands)

CAPITALIZATION AND LIABILITIES

Electric Utility
Capitalization (See Capitalization Data)
    Common Stock Equity (Note C)
      Common stock..................................... $15,592            $15,120
      Additional paid-in capital.......................  60,378             57,178
      Retained Earnings................................  25,727             25,229
      Treasury stock, at cost..........................    (378)              (378)
                                                       ---------          ---------
        Total common stock equity...................... 101,319             97,149
    Redeemable cumulative preferred stock (Note D).....   9,135              9,385
    Long-term debt, less current maturities (Note E)...  74,967             79,800
                                                       ---------          ---------
        Total capitalization........................... 185,421            186,334
                                                       ---------          ---------

Capital Lease Obligation (Note J)......................  10,278             11,029
                                                       ---------          ---------

Current Liabilities
    Current maturuties of long-term debt...............   4,833              1,800
    Short-term debt (Note F)...........................  20,214             19,015
    Accounts payable, trade, and accrued liabilities...   5,489              8,373
    Accounts payable to associated companies (Note B)..   4,860              4,302
    Dividends declared.................................     194                199
    Customer deposits..................................     964              1,197
    Taxes Accrued......................................   1,442                397
    Interest accrued...................................   1,953              2,070
    Other..............................................     492                572
                                                       ---------          ---------
        Total current liabilities......................  40,441             37,925
                                                       ---------          ---------
Deferred Credits
    Accumulated deferred income taxes (Note G).........  22,082             21,001
    Unamortized investment tax credits (Note G)........   5,390              5,672
    Other (Note A).....................................  21,962             13,541
                                                       ---------          ---------
        Total deferred credits.........................  49,434             40,214
                                                       ---------          ---------

Non-Utility
    Current liabilities................................     918                666
    Other liabilities..................................   8,119              6,505
                                                       ---------          ---------
        Total non-utility liabilities..................   9,037              7,171
                                                       ---------          ---------
Total Capitalization and Liabilities...................$294,611           $282,673
                                                       =========          =========

  The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED CAPITALIZATION DATA

                                            GREEN MOUNTAIN POWER CORPORATION  December 31



                                                                          Issued and Outstanding
CAPITAL STOCK                                              Authorized        1994          1993         1994         1993
                                                           -----------    ----------    ----------    ---------    ---------
                                                                                                          (In thousands)
Common Stock,$3.33 1/3 par value (Note C)..................10,000,000     4,677,512     4,536,042      $15,592      $15,120
                                                                                                      =========    =========
     -----------------------------------------------------------------------------------------------------------------

                                                           Authorized            Outstanding
                                                           and Issued        1994          1993         1994         1993
                                                           -----------    ----------    ----------    ---------    ---------
                                                                                                          (In thousands)
Redeemable Cumulative Preferred Stock,
 $100 par value (Note D)
   4.75%,Class B, redeemable at
     $101 per share........................................    15,000         3,450         3,900         $345         $390
   7%,Class C, redeemable at
     $101 per share........................................    15,000         5,100         5,550          510          555
   9.375%,Class D,Series 1,
     redeemable at $101 per share..........................    40,000        12,800        14,400        1,280        1,440
   8.625%,Class D,Series 3,
     redeemable at $104.793 per share......................    70,000        70,000        70,000        7,000        7,000
                                                                                                      ---------    ---------
Total Preferred Stock......................................                                             $9,135       $9,385
                                                                                                      =========    =========


LONG-TERM DEBT (Note E)                                                                                 1994         1993
                                                                                                      ---------    ---------
                                                                                                          (In thousands)

First Mortgage Bonds
  5 1/8% Series due 1996..............................................................................  $3,000       $3,000
  7% Series due 1998..................................................................................   3,000        3,000
  10.7% Series due 2000 - Cash sinking fund,$1,800,000
      annually........................................................................................  10,800       12,600
  10.0% Series due 2004 - Cash sinking fund,$1,700,000
      annually........................................................................................  17,000       17,000
  9.64% Series due 2020...............................................................................   9,000        9,000
  8.65% Series due 2022 - Cash sinking fund,commences 2012............................................  13,000       13,000
  6.84% Series due 1997 - Cash sinking fund,$1,333,000
      annually........................................................................................   4,000        4,000
  5.71% Series due 2000...............................................................................   5,000        5,000
  6.7% series due 2018................................................................................  15,000       15,000
                                                                                                      ---------    ---------
Total Long-term Debt Outstanding......................................................................  79,800       81,600
  Less Current Maturities (due within one year).......................................................   4,833        1,800
                                                                                                      ---------    ---------
Total Long-term Debt, Net............................................................................. $74,967      $79,800
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

2. Basis of Presentation
Included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Statements of Consolidated Income are the results of operations of the Company's rental water heater program, which is not regulated by the VPSB, and four of the Company's wholly owned subsidiaries, Green Mountain Propane Gas Company, Mountain Energy, Inc., GMP Real Estate Corporation, and Lease-Elec, Inc. (also unregulated). Summarized financial information is as follows:
                                         For the years ended December 31
                                                 1994             1993
                                                    (In thousands)
   Revenue  . . . . . . . . . . . . . . .       $12,031          $11,487
   Expense. . . . . . . . . . . . . . . .        10,920           11,527
                                                -------         ---------
   Net Income (Loss)  . . . . . . . . . .       $ 1,111         ($    40)
                                                =======         =========

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

3. Statements of Cash Flows
The following amounts of interest (net of amounts capitalized) and income taxes were paid for the years ending December 31:
                                              1994        1993       1992
                                                    (In thousands)
   Interest . . . . . . . . . . . . . . . .  $7,714      $6,206      $7,683
   Income Taxes (Net of refunds)  . . . . .  $3,088      $1,920      $3,511

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

AFUDC, which is compounded semi-annually, was calculated using weighted average rates of 6.9 percent, 7.2 percent and 8.9 percent for the years 1994, 1993 and 1992, respectively.

5. Depreciation
The Company provides for depreciation on the straight-line method based on the cost and estimated remaining service life of the depreciable property outstanding at the beginning of the year.

The annual depreciation provision was approximately 3.6 percent,
3.6 percent and 3.5 percent of total depreciable property at the beginning of the year for 1994, 1993 and 1992, respectively.

6. Operating Revenues
Operating revenues consist principally of sales of electric energy. The Company records accrued utility revenues, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenues with related costs.

7. Deferred Charges
In a manner consistent with authorized or expected ratemaking treatment, the Company defers and amortizes certain replacement power, maintenance and other costs associated with the Vermont Yankee nuclear plant. In addition, the Company accrues and amortizes other replacement power expenses to reflect more accurately its cost of service to better match revenues and expenses consistent with regulatory treatment.

At December 31, 1994 deferred charges totaled $35.7 million, consisting of charges for conservation programs, response and litigation costs attributable to the Pine Street Marsh site discussed in Note I.1, repair costs for and relicensing of the Essex hydroelectric facility, repair costs for the Vergennes hydroelectric facility, Hydro-Quebec power contract negotiations and support charges, regulatory deferrals of storm damages, PCB clean-up, regulatory deferrals of rights-of-way maintenance, costs associated with the 1993 and 1995 scheduled Vermont Yankee outages, postretirement health care costs, and various other projects and deferrals.

8. Earnings Per Share
Earnings per share are based upon the weighted average number of shares of common stock outstanding during each year.

9. Major Customers
The Company had one major retail customer, IBM, metered at two locations, that accounted for 13.7, 13.6 and 13.8 percent of operating revenues in 1994, 1993 and 1992, respectively.

10. Pension and Retirement Plans
The Company has a defined benefit pension plan covering substantially all of its employees. The retirement benefits are based on the employees' level of compensation and length of service. The Company's policy is to fund all pension costs accrued. The Company records annual expense in accordance with methods approved in the rate-setting process.

Net pension costs reflect the following components and assumptions:
                                                       1994     1993     1992
                                                      (Dollars in thousands)
Service cost-benefits earned during the period  .    $  768   $  748    $  676
Interest cost on projected benefit obligations  .     1,633    1,593     1,466
Actual return on plan assets  . . . . . . . . . .    (1,296)  (3,107)   (1,743)
Net amortization and deferral . . . . . . . . . .      (906)   1,141       (77)
Adjustment due to actions of regulator  . . . . .      (174)     337       430
                                                     -------  ------    ------
Net periodic pension cost funded and recognized .    $   25   $  712    $  752
                                                     =======  ======    ======

Assumptions used to determine pension costs in 1994, 1993 and 1992 were:
   Discount rate . . . . . . . . . . . . . . . .       7.5%     8.0%      8.0%
   Rate of increase in future compensation levels      5.0%     6.0%      6.0%
   Expected long-term rate of return on assets .       9.0%     9.0%      9.0%

The following table sets forth the Plan's funded status as of December 31:
                                                      1994     1993     1992
                                                           (In thousands)
Actuarial present value of benefit obligations:
   Accumulated benefit obligations,
     including vested benefits of $18,184,
     $16,825 and $15,100, respectively . . . . .   $(18,479) ($17,105) ($15,262)
                                                   ========= ========= =========
   Projected benefit obligations for
     service rendered to date  . . . . . . . . .    (21,363) ($21,002) ($19,235)
Plan assets at fair value  . . . . . . . . . . .     24,171    23,981    21,167
                                                   --------- --------- ---------
Assets in excess of projected
   benefit obligations . . . . . . . . . . . . .      2,808     2,979     1,932
Unrecognized net loss (gain) from past
   experience different from that assumed  . . .       (285)     (272)      559
Prior service cost not yet recognized in net
   periodic pension cost . . . . . . . . . . . .      1,642     1,885     2,028
Unrecognized net asset at transition
   being recognized over 16.47 years . . . . . .     (1,934)   (2,162)   (2,391)
Adjustment due to actions of regulator . . . . .     (2,231)   (2,430)   (2,128)
                                                   --------- --------- ---------
Prepaid pension cost included in other assets  .   $    ---  $    ---  $    ---
                                                   ========= ========= =========

As of December 31, 1994, the discount rate used to determine the accumulated benefit obligation was 8.0 percent.

The Company has evaluated the effect of a reduction in the discount rate and compensation trend rate and has concluded that the net effect of such changes is insignificant.

The plan assets consist primarily of cash equivalent funds, fixed income securities and listed equity securities.

The Company also has a supplemental pension plan for certain employees. Pension costs for the years ended December 31, 1994, 1993 and 1992 were $381,000, $384,000 and $377,000, respectively, under this plan. This plan is supported through insurance contracts.

11. Fair Value of Financial Instruments
If the first mortgage bonds and preferred stock outstanding at December 31, 1994 were refinanced using new issue debt rates of interest, which, on average, are higher than the Company's outstanding rates, the present value of those obligations would differ from the amounts outstanding on the December 31, 1994 balance sheet by 3 percent. The Company does not anticipate a refinancing; however, if such an event were to occur, there would be no gain or loss, inasmuch as under established regulatory precedent, any such difference would be reflected in rates and have no effect upon income.

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

The VPSB requires the Company to fund postretirement health care costs. Accordingly, at December 31, 1993, the Company had deposited
$2.1 million in an investment fund, which is included in other investments in the accompanying 1993 balance sheet. In January 1994, in order to maximize the tax deductible contributions that are allowed under IRS regulations, the Company amended its pension plan and established separate VEBA trusts for its union and nonunion employees. At December 31, 1994 all funds available for postretirement health care benefits, including the $2.1 million previously funded, were deposited in the VEBA trust.

The Company will seek and expects to receive rate recovery for all amounts expended for postretirement health care benefits.

Net postretirement benefits costs for 1994 reflect the following components and assumptions:
                                                           1994       1993
                                                          (In thousands)
Accumulated postretirement benefit obligation:
   Current retirees . . . . . . . . . . . . . . . . .   ($ 3,497)   ($3,628)
   Participants currently eligible  . . . . . . . . .     (1,863)    (2,288)
   All others . . . . . . . . . . . . . . . . . . . .     (3,785)    (4,789)
                                                        ---------   --------
Total accumulated postretirement benefit obligation .     (9,145)   (10,705)
Plan assets at fair value . . . . . . . . . . . . . .      3,433        ---
                                                        ---------   --------
Accumulated postretirement benefit obligation in excess
   of plan assets . . . . . . . . . . . . . . . . . .     (5,712)   (10,705)
Unrecognized transition obligation  . . . . . . . . .      6,485      6,845
Unrecognized net loss (gain)  . . . . . . . . . . . .     (1,777)       538
                                                        ---------  ---------
Accrued postretirement benefit cost . . . . . . . . .   ($ 1,004)  ($ 3,322)
                                                        =========  =========


Net periodic postretirement benefit cost for 1994 includes the following components:
                                                           1994        1993
                                                          (In thousands)
Service cost . . . . . . . . . . . . . . . . . . . .    $   407     $   438
Interest cost  . . . . . . . . . . . . . . . . . . .        864         940
Actual return on plan assets . . . . . . . . . . . .       (127)        ---
Deferred asset gain  . . . . . . . . . . . . . . . .       (107)        ---
Recognition of transition obligation,
   net of amortization . . . . . . . . . . . . . . .        361         380
                                                        -------     -------
Total net periodic postretirement benefit cost          $ 1,398     $ 1,758
                                                        =======     =======

The discount rate used to determine postretirement benefit costs in 1994 was 7.5 percent; the discount rate used to determine the accumulated postretirement benefit obligation at December 31, 1994 was 8.5 percent.

For measurement purposes, an 11.5 percent annual rate of increase in the per capita cost of covered benefits was assumed for 1994; the rate was assumed to decrease gradually to 5.0 percent by the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $1.5 million and the aggregate of the service and interest components of net periodic postretirement benefit cost for the year ended December 31, 1994 by $267,000.

13. Deferred Credits
The Company has deferred credits and other long-term liabilities of $22.0 million, consisting of operating lease equalization, reserves for damage claims and environmental liabilities and accruals for employee benefits.

14. Reclassification
Certain line items on the prior year balance sheet have been reclassified for consistent presentation with the current year.

B. Investments in Associated Companies
The Company accounts for investments in the following companies by the equity method:
                                                   Investment in Equity
                          Percent Ownership            December 31,
                        at December 31, 1994        1994            1993
                                                      (In thousands)
VELCO - Common . . . . . . . . .  29.5%          $ 1,814          $ 1,816
      - Preferred  . . . . . . .  30.0%            1,418            1,572
                                                 -------          -------
Total VELCO  . . . . . . . . . .                   3,232            3,388

Vermont Yankee - Common  . . . .  17.9%            9,766            9,745

New England Hydro-Transmission -
     Common  . . . . . . . . . .  3.18%            1,398            1,408

New England Hydro-Transmission
     Electric - Common . . . . .  3.18%            2,288            2,345
                                                 -------          -------
                                                 $16,684          $16,886
                                                 =======          =======

Undistributed earnings in associated companies totaled $1,089,000 at December 31, 1994.


VELCO
VELCO is a corporation engaged in the transmission of electric power within the state of Vermont.  VELCO has entered into transmission agreements with the State of Vermont and other electric utilities, and under these agreements bills all costs, including interest on debt and a fixed return on equity, to the State and others using the system. The Company's purchases of transmission services from VELCO were
$7.9 million, $8.0 million and $7.8 million for the years 1994, 1993 and 1992, respectively. Pursuant to VELCO's Amended Articles of
Association, the Company is entitled to approximately 30 percent of the dividends distributed by VELCO. The Company has recorded its equity in earnings on this basis and also is obligated to provide its proportionate share of the equity capital requirements of VELCO through continuing purchases of its common stock, if necessary.
Summarized financial information for VELCO is as follows:
                                                       December 31,
                                                 1994      1993      1992
                                                       (In thousands)
Company's equity in net income . . . . . . .   $   386   $   406    $   448
                                               =======   =======    =======
Total assets . . . . . . . . . . . . . . . .   $69,724   $70,199    $70,821
Less:
   Liabilities and long-term debt  . . . . .    58,850    58,806     58,889
                                               -------   -------    -------
Net assets . . . . . . . . . . . . . . . . .   $10,874   $11,393    $11,932
                                               =======   =======    =======
Company's equity in net assets . . . . . . .   $ 3,232   $ 3,388    $ 3,554
                                               =======   =======    =======
Vermont Yankee
The Company is responsible for 17.3 percent of Vermont Yankee's expenses of operations, including costs of equity capital and estimated costs of decommissioning, and is entitled to a similar share of the power output of the nuclear plant, which has a net capacity of 520 megawatts. Vermont Yankee's current estimate of decommissioning is approximately $330 million in 1994 dollars, of which $115 million has been funded. At December 31, 1994, the Company's portion of the net unfunded liability was $37 million, which it expects will be recovered through rates over Vermont Yankee's remaining operating life. As a sponsor of Vermont Yankee, the Company also is obligated to provide 20 percent of capital requirements not obtained by outside sources. During 1994, the Company incurred $24.2 million in Vermont Yankee annual capacity charges, which included $1.6 million for interest charges. The Company's share of Vermont Yankee's long-term debt at December 31, 1994 was $13.1 million.

The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.9 billion. Any liability beyond $8.9 billion is indemnified under an agreement with the Nuclear Regulatory Commission, but subject to congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection program is a retrospective insurance plan providing additional coverage up to $8.7 billion per incident by assessing retrospective premiums of $79.3 million against each of the 110 reactor units in the United States that are currently subject to the Program, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes.

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

Insurance has been purchased from Nuclear Electric Insurance Limited
(NEIL II and NEIL III) to cover the costs of property damage, decontamination or premature decommissioning resulting from a nuclear incident. All companies insured with NEIL II and III are subject to retroactive assessments if losses exceed the accumulated funds available. The maximum potential assessment against Vermont Yankee with respect to NEIL II losses arising during the current policy year is $6.4 million at the time of the first loss and $13.8 million at the time of a subsequent loss and the NEIL III maximum retroactive assessment is $8.4 million. Vermont Yankee's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.

Summarized financial information for Vermont Yankee is as follows:
                                                       December 31,
                                                 1994      1993      1992
                                                       (In thousands)
Earnings:
   Operating revenues . . . . . . . . . . .   $162,757   $180,145   $175,919
   Net income applicable to common stock  .      6,588      7,793      7,921
   Company's equity in net income . . . . .      1,143      1,425      1,415
Total assets  . . . . . . . . . . . . . . .   $512,142   $469,770   $438,208
Less:
   Liabilities and long-term debt . . . . .    457,669    415,606    383,933
                                              --------   --------   --------
Net assets  . . . . . . . . . . . . . . . .   $ 54,473   $ 54,164   $ 54,275
                                              ========   ========   ========
Company's equity in net assets  . . . . . .   $  9,766   $  9,745   $  9,731
                                              ========   ========   ========

C. Common Stock Equity
The Company maintains a Dividend Reinvestment and Stock Purchase Plan
(DRIP) under which 284,153 shares were reserved and unissued at December 31, 1994. The Company also funds an Employee Savings and Investment Plan (ESIP). At December 31, 1994, there were 15,556 shares reserved and unissued under the ESIP.

In May 1993, the Company amended its Articles of Association increasing the number of authorized shares of common stock from 6,000,000 to 10,000,000.

Changes in common stock equity for the years ended December 31, 1992, 1993 and 1994 are as follows:



                                              Common Stock                                   Treasury Stock
                                         ------------------------  Paid-in     Retained  ------------------------   Stock
                                            Shares      Amount     Capital     Earnings     Shares      Amount      Equity
                                            ------      ------     -------     --------     ------      ------      ------
                                                                             (Dollars in thousands)

BALANCE, December 31, 1991...............  4,307,558     $14,359     $50,668     $22,806      15,856       ($378)    $87,455

Common Stock Issuance:
  DRIP:..................................     84,637         282       2,251                                           2,533
  ESIP:..................................     21,342          71         591                                             662
Net Income...............................                                         11,852                              11,852
Cash Dividends on Capital Stock:
  Common Stock      -$2.08 per share.....                                         (9,029)                             (9,029)
  Preferred Stock   -$4.75 per share.....                                            (22)                                (22)
                    -$7.00 per share.....                                            (41)                                (41)
                    -$9.375 per share....                                           (161)                               (161)
                    -$8.625 per share....                                           (604)                               (604)
                                         ------------------------------------------------------------------------------------
BALANCE, December 31, 1992...............  4,413,537      14,712      53,510      24,801      15,856        (378)     92,645

Common Stock Issuance:
  DRIP:..................................     86,974         290       2,586                                           2,876
  ESIP:..................................     35,531         118       1,082                                           1,200
Net Income...............................                                         10,631                              10,631
Cash Dividends on Capital Stock:
  Common Stock      -$2.11 per share.....                                         (9,396)                             (9,396)
  Preferred Stock   -$4.75 per share.....                                            (19)                                (19)
                    -$7.00 per share.....                                            (38)                                (38)
                    -$9.375 per share....                                           (146)                               (146)
                    -$8.625 per share....                                           (604)                               (604)
                                         ------------------------------------------------------------------------------------
BALANCE, December 31, 1993...............  4,536,042     $15,120     $57,178     $25,229      15,856       ($378)    $97,149

Common Stock Issuance:
  DRIP:..................................    109,959         367       2,472                                           2,839
  ESIP:..................................     31,511         105         728                                             833
Net Income...............................                                         11,002                              11,002
Cash Dividends on Capital Stock:
  Common Stock      -$2.12 per share.....                                         (9,713)                             (9,713)
  Preferred Stock   -$4.75 per share.....                                            (18)                                (18)
                    -$7.00 per share.....                                            (38)                                (38)
                    -$9.375 per share....                                           (131)                               (131)
                    -$8.625 per share....                                           (604)                               (604)
                                         ------------------------------------------------------------------------------------
BALANCE, December 31, 1994...............  4,677,512     $15,592     $60,378     $25,727      15,856       ($378)   $101,319
                                         ====================================================================================



Dividend Restrictions
Certain restrictions on the payment of cash dividends on common stock are contained in the indentures relating to long-term debt and in the Restated Articles of Association. Under the most restrictive of such provisions, $19.9 million of retained earnings were free of restrictions at December 31, 1994.

The properties of the Company include several hydroelectric projects licensed under the Federal Power Act, with license expiration dates ranging from 1993 to 2022. At December 31, 1994, $259,000 of retained earnings had been appropriated as excess earnings on hydroelectric projects as required by Section 10(d) of the Federal Power Act.

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

The 8.625%, Class D, Series 3, preferred stock issued in September 1990 requires no sinking fund.

Under the Restated Articles of Association relating to Redeemable
Cumulative Preferred Stock, the annual aggregate amounts of purchase and sinking fund requirements for the next five years are $250,000 for 1995 and $1,650,000 for the years 1996 - 1999.

All of the classes of preferred stock are redeemable at the option of the Company or, in the case of voluntary liquidation, at various prices on various dates. The prices include the par value of the issue plus any accrued dividends and a redemption premium. The redemption premium for Class B, C and D, Series 1, is $1.00 per share. The redemption premium for the Class D, Series 3, is $4.793 per share until September 1, 1995; $3.835 per share from September 1, 1995 to September 1, 1996; $2.877 per share from September 1, 1996 to September 1, 1997; $1.919 per share from September 1, 1997 to September 1, 1998; and $0.916 per share from September 1, 1998 to September 1, 1999, after which there is no redemption premium.

In May 1993, the Company amended its Articles of Association authorizing a new class of preferred stock, Class E, which may be divided into and issued in series. No shares of Class E preferred stock were issued as of December 31, 1994.

E. Long-term Debt
Utility
Substantially all of the property and franchises of the Company are subject to the lien of the indenture under which first mortgage bonds have been issued. The annual sinking fund requirements (excluding amounts that may be satisfied by property additions) and long-term debt maturities for the next five years are:


                                  Sinking
                                   Funds   Maturities   Total
                                          (In thousands)
1995 . . . . . . . . . . . . . .   $4,833      $  ---     $4,833
1996 . . . . . . . . . . . . . .    4,833       3,000      7,833
1997 . . . . . . . . . . . . . .    3,500       1,334      4,834
1998 . . . . . . . . . . . . . .    3,500       3,000      6,500
1999 . . . . . . . . . . . . . .    3,500         ---      3,500

Non-Utility
At December 31, 1994, Green Mountain Propane Gas Company, the Company's propane subsidiary, had long-term debt of $4.5 million, which was secured by substantially all of the subsidiary's assets. The annual sinking fund requirements and maturities for the next five years are:
                                  Sinking
                                   Funds   Maturities   Total
                                          (In thousands)
1995 . . . . . . . . . . . . .     $  600      $  ---     $  600
1996 . . . . . . . . . . . . .      1,000         ---      1,000
1997 . . . . . . . . . . . . .      1,000         ---      1,000
1998 . . . . . . . . . . . . .      1,000         ---      1,000
1999 . . . . . . . . . . . . .        ---         900        900

F. Short-term Debt
Utility
At December 31, 1994, the Company had lines of credit with six banks totaling $39.5 million, with borrowings outstanding of $20.2 million. Borrowings under these lines of credit are at interest rates ranging from less than prime to the prime rate. The Company has fee arrangements on its lines of credit ranging from 1/4 to 3/8 percent and no compensating balance requirements. These lines of credit are subject to periodic review and renewal during the year by the various banks.

The weighted average interest rate on borrowings outstanding on December 31, 1994 and December 31, 1993 was 6.4 percent and 3.7 percent, respectively.

Non-Utility
At December 31, 1994, Green Mountain Propane Gas Company, the Company's propane subsidiary, had a line of credit with a bank for $2.0 million, with no borrowings outstanding.

G. Income Taxes
Utility
On January 1, 1993, the Company adopted the standard on accounting for income taxes, SFAS 109, which requires an asset and liability approach for financial accounting and reporting for income taxes.

When implementing SFAS 109 the Company created additional deferred tax assets of $4.8 million and deferred tax liabilities of $5.6 million to give recognition to certain temporary differences previously not recognized in the Company's financial statements. These additional deferred taxes will be collected from or returned to ratepayers in future periods and, accordingly, the Company recognized a regulatory liability and regulatory asset related to income taxes of $4.8 million and $5.6 million, respectively. The implementation of SFAS 109 on January 1, 1993, and the application of SFAS 109 had no material impact on the Company's results of operations or cash flows in the twelve months ended December 31, 1994. Additionally, the Company does not believe SFAS 109 will significantly impact future results of operations or cash flows based on current ratemaking policy.

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

The temporary differences which gave rise to the net deferred tax liability at December 31, 1994 and December 31, 1993, were as follows:

                                          At December 31,   At December 31,
                                                1994             1993
                                                    (In thousands)
Deferred Tax Assets
 Contributions in aid of construction        $ 5,857           $ 5,094
 Deferred compensation and
   postretirement benefits . . . . . .         2,296             3,387
 Alternative minimum tax credit  . . .          (829)              749
 Excess deferred taxes . . . . . . . .         2,089             2,188
 Unamortized investment tax credits  .         2,277             2,402
 Other . . . . . . . . . . . . . . . .         3,352             1,018
                                             -------           -------
                                             $15,042           $14,838
                                             =======           =======
Deferred Tax Liabilities
 Property-related and other  . . . . .       $26,487           $25,090
 Demand side management costs  . . . .         6,457             5,841
 Unamortized investment tax credits  .         5,390             5,672
 Reversal of previously flowed-through
   tax depreciation  . . . . . . . . .         3,499             4,182
 AFUDC equity basis adjustment . . . .           680               726
                                              ------            ------
                                              42,513            41,511
Net accumulated deferred income tax
   (liability) . . . . . . . . . . . .      ($27,471)         ($26,673)
                                            =========         =========

The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

Net change in deferred income tax liability per above table . . .   $ (798)
Change in income tax related regulatory assets and liabilities. .      505
Other adjustments . . . . . . . . . . . . . . . . . . . . . . . .       17
                                                                    -------
Deferred income tax expense for the period  . . . . . . . . . . .   $ (276)
                                                                    =======

The components of the provision for income taxes are as follows:
                                            Year Ended December 31,
                                            1994       1993       1992
                                                 (In thousands)
Current state income taxes . . . . . . . $ 1,205     $  134      $  796
Deferred state income taxes  . . . . . .      70      1,225         716
Current federal income taxes . . . . . .   4,466        369       3,007
Deferred federal income taxes  . . . . .     (63)     4,804       2,678
Investment tax credits -- net  . . . . .    (283)      (284)       (284)
                                           ------     ------      -----
Total income taxes . . . . . . . . . . .   5,395      6,248       6,913
Amounts included in "Other income" . . .      --          1           2
                                          ------     ------      ------
Income taxes charged to operations . . .  $5,395     $6,249      $6,915
                                          ======     ======      ======

The following table details the components of the provisions for deferred federal income taxes:
                                             Year Ended December 31,
                                           1994        1993       1992
                                                 (In thousands)
Deferred purchase power costs . . . . .  $(1,310)     $  985      $  518
Excess tax depreciation . . . . . . . .    1,387       1,417       1,648
Demand side management  . . . . . . . .    1,013       2,090         799
State tax benefit . . . . . . . . . . .       39        (416)       (211)
Contributions in aid of construction  .     (657)       (440)       (813)
Supplemental benefit plans  . . . . . .       26        (198)        (46)
Postretirement health care benefits . .      824         (95)       (158)
Pine Street . . . . . . . . . . . . . .   (1,915)        890         258
Other . . . . . . . . . . . . . . . . .      530         571         683
                                          -------     ------      ------
                                          $  (63)     $4,804      $2,678
                                          =======     ======      ======

Total federal income taxes differ from the amounts computed by applying the statutory tax rate to income before taxes. The reasons for the differences are as follows:
                                             Year Ended December 31,
                                            1994        1993        1992
                                             (Dollars in thousands)
Income before income tax . . . . . . .   $16,398     $16,880      $18,765
Federal statutory rate . . . . . . . .        34%         34%          34%
Computed "expected" federal
  income taxes . . . . . . . . . . . .   $ 5,575     $ 5,739      $ 6,380
Increase (decrease) in taxes
  resulting from:
  Tax versus book depreciation . . . .       327         327          357
  Dividends received and paid credit .      (499)       (580)        (597)
  AFUDC - equity funds . . . . . . . .       (89)        (93)         (63)
  Amortization of ITC  . . . . . . . .      (283)       (284)        (284)
  State tax benefit  . . . . . . . . .      (433)       (462)        (514)
  Excess deferred taxes  . . . . . . .       (60)        (60)         (60)
  Other  . . . . . . . . . . . . . . .      (418)        302          182
                                         --------    -------      -------
Total federal income taxes . . . . . .   $ 4,120     $ 4,889      $ 5,401
                                         ========    =======      =======
Effective federal income tax rate  . .      25.1%       28.9%        28.8%

Non-Utility
The Company's non-utility subsidiaries had accumulated deferred income taxes of $3.2 million on their balance sheets at December 31, 1994, largely attributable to property-related transactions.

The components of the provision for income taxes for the non-utility operations are:
                                             Year Ended December 31,
                                            1994        1993        1992
                                                   (In thousands)
State income taxes . . . . . . . . . .     $123       $ (58)       $(104)
Federal income taxes . . . . . . . . .      444        (224)        (314)
Investment tax credits . . . . . . . .      (45)        (45)         (45)
                                           -----      ------       ------
Income taxes charged to operations . .     $522       $(327)       $(463)
                                           =====      ======       ======

Total federal income taxes differ from the amounts computed by applying the statutory rate to income before taxes, primarily attributable to state tax benefits.

The effective federal income tax rates for the non-utility operations were 29.0 percent, 34.2 percent and 33.3 percent for the years ended 1994, 1993 and 1992, respectively.

H. Quarterly Financial Information (Unaudited)
The following quarterly financial information, in the opinion of management, includes all adjustments necessary to a fair statement of results of operations for such periods. Variations between quarters reflect the seasonal nature of the Company's business and the timing of rate changes.

                                            1994 Quarter Ended
                                 March     June     Sept.    Dec.     Total
                                  (Amounts in thousands, except per share)

Operating Revenues . . . . . .  $40,611  $33,603  $36,684  $37,299  $148,197
Operating Income . . . . . . .    4,892    1,872    3,243    4,510    14,517
Net Income . . . . . . . . . .    4,040    1,237    2,653    3,072    11,002
Net Income Applicable to
  Common Stock . . . . . . . .    3,841    1,038    2,454    2,875    10,208
Earnings per Average Share of
  Common Stock . . . . . . . .    $0.85    $0.23    $0.54    $0.61     $2.23
Weighted Average Number of
  Common Shares Outstanding  .    4,537    4,564    4,605    4,644     4,588

                                            1993 Quarter Ended
                                  March    June     Sept.    Dec.     Total
                                   (Amounts in thousands, except per share)

Operating Revenues . . . . . .  $40,751  $33,427  $35,647  $37,428  $147,253
Operating Income . . . . . . .    5,160    2,093    3,075    4,498    14,826
Net Income . . . . . . . . . .    4,302      966    2,051    3,312    10,631
Net Income Applicable to
  Common Stock . . . . . . . .    4,099      763    1,848    3,110     9,820
Earnings per Average Share of
  Common Stock . . . . . . . .    $0.93    $0.17    $0.41    $0.69     $2.20
Weighted Average Number of
  Common Shares Outstanding  .    4,415    4,442    4,470    4,503     4,457


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

On or before May 15, 1993, the PRP group in which the Company participated submitted extensive comments to the EPA opposing the proposed remedy. In response to an earlier request from the EPA, the PRP group also submitted a detailed analysis of an alternative remedy anticipated to cost approximately $20 million. In early June, in response to overwhelming negative comment, the EPA withdrew its proposed remedy and announced that it would work with all interested parties in developing a new proposal. Since then, the EPA has established a coordinating council, with representatives of PRPs, environmental groups, and government agencies, and presided over by a neutral facilitator. The council is charged with determining what additional studies may be appropriate for the site and also is planning to eventually address additional response activities.

In July 1994, the Company, New England Electric System (NEES), and Vermont Gas Systems, Inc. (VGS), entered into an Administrative Order by Consent, with the EPA, pursuant to which these PRPs are conducting certain additional studies that have been agreed to by the coordinating council. These studies constitute the first phase of action the council has decided on to fill data gaps at the site. A second phase, including tasks carried over from the first phase, additional field studies and preparation of an addendum feasibility study is expected to be performed during 1995 by the same parties under a second Order. The EPA has not required reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously advised the Company that ultimately it will seek to hold the Company and the PRPs liable for such costs.

On December 1, 1994, the Company, NEES and VGS entered into a confidential agreement with the State, the City of Burlington and nearly all other landowner PRPs under which the liability of those landowner PRPs for future Superfund response costs would be limited and specified. On December 1, 1994, the Company entered into a confidential agreement with VGS compromising contribution and cost recovery claims of each party and contractual indemnity claims of the Company arising from the 1964 sale of the manufactured gas plant to VGS, and also entered into a confidential agreement with NEES for funding of work under the Order.

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

The Company has deferred amounts received from third parties pending resolution of the Company's ultimate liability with respect to the site and rate recognition of that liability. The Company is unable to predict at this time the magnitude of any liability resulting from potential claims for the costs of the RI/FS or the performance of any remedial action, or the likely disposition or magnitude of claims the Company may have against others, including its insurers, except to the extent described above.

Through rate cases filed in 1991 and 1993, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Marsh site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and July 31, 1993 (in the total of approximately $4.6 million) for technical consultants and legal assistance in connection with the EPA's enforcement actions at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Vermont Department of Public Service (the Department) reached agreements in both cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB on April 2, 1992, and on May 13, 1994, reflected the Pine Street Marsh related expenditures referred to above.

In a rate case filed on September 26, 1994, the Company sought recovery in rates of approximately $2.7 million in expenses associated with the Pine Street site. This amount represented the Company's unrecovered expenditures between August 1993 and June 1994 for technical consultants and legal assistance in connection with EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street related costs (and whether recovery or non-recovery of past costs and any insurance proceeds is relevant to such issue), the parties to the case have reached agreement that the full amount of Pine Street costs reflected in the Company's 1994 rate case should be recovered in rates. This agreement is currently pending before the VPSB.

Management expects to seek and (assuming treatment consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received. As of December 31, 1994, such amounts are approximately $845,000.

2. Operating Leases
The Company has an operating lease for its corporate headquarters building and two of its service center buildings, including related real estate. This lease has a base term of 25 years, ending June 30, 2009, with renewal options aggregating another 25 years. The annual lease charges will total $983,000 for each of the years 1995 through 2008 and $574,000 for 2009. The Company has options to purchase the buildings at fair market value at the end of the base term and at the end of each renewal period.



3. Jointly-Owned Facilities
The Company had joint-ownership interests in electric generating and transmission facilities at December 31, 1994, as follows:

                             Ownership   Share of    Utility     Accumulated
                              Interest   Capacity     Plant      Depreciation
                               (In %)     (In MW)       (In thousands)
Highgate  . . . . . . . . . .   33.8        67.6      $ 9,726       $2,563
McNeil  . . . . . . . . . . .   11.0         5.9      $ 8,506       $2,753
Stony Brook (No. 1) . . . . .    8.8        30.2      $10,035       $5,090
Wyman (No. 4) . . . . . . . .    1.1         6.8      $ 2,376       $1,176
Metallic Neutral Return (1) .   59.4         ---      $ 1,563       $  243
(1)	Neutral conductor for NEPOOL/Hydro-Quebec Interconnection

The Company's share of expenses for these facilities is reflected in the Statements of Consolidated Income. Each participant in these facilities must provide for its own financing.

4. Rate Matters
1994 Retail Rate Case -- On September 26, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9 percent. The increase is needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers. The Company, the Department and the other parties have reached a settlement agreement providing for a 9.25 percent retail rate increase effective June 15, 1995, and a target return on equity of
11.25 percent.  The agreement must be reviewed and approved by the VPSB.

1993 Retail Rate Case -- On October 1, 1993, the Company filed a request with the VPSB to increase retail rates by 8.6 percent. The increase was needed primarily to cover the cost of buying power from independent power producers, the cost of energy conservation programs, the cost of plant additions made in the past two years, and costs incurred in 1992 and 1993 associated with the Company's response to the EPA's RI/FS and proposed remedy at the Pine Street Marsh site and with the Company's litigation against its previous insurers seeking recovery of past costs incurred and indemnity against future liabilities in connection with the site. On January 28, 1994, the Company and the other parties in the proceeding reached a settlement agreement providing for a 2.9 percent retail rate increase effective June 15, 1994, and a target return on equity for utility operations of 10.5 percent. The settlement agreement also provided for the Company's recovery in rates of $4.2 million in costs associated with the Pine Street Marsh site, as described herein above. The agreement was approved by the VPSB on May 13, 1994.

1991 Retail Rate Case -- On July 19, 1991, the Company filed a request with the VPSB to increase retail rates by 9.96 percent to cover power supply cost increases expected in 1992, the costs of upgrading and maintaining the Company's generation, transmission and distribution facilities; expenditures associated with the Company's conservation programs; and higher employee pension and health care costs. In orders dated April 2, 1992 and May 21, 1992, the VPSB approved an increase of
5.6 percent, or approximately $6.6 million, effective April 2, 1992.

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

J. Obligations Under Transmission Interconnection Support Agreement Agreements executed in 1985 among the Company, VELCO and other NEPOOL members and Hydro-Quebec, provided for the construction of the second phase (Phase II) of the interconnection between the New England electric systems and that of Hydro-Quebec. Phase II expands the Phase I facilities from 690 megawatts to 2,000 megawatts and provides for transmission of Hydro-Quebec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. Construction of Phase II commenced in 1988 and was completed in late 1990. The Company is entitled to 3.2 percent of the Phase II power-supply benefits. Total construction costs for Phase II were approximately $487 million. The New England participants, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. As a supporting participant, the Company must make support payments under thirty-year agreements. These support agreements meet the capital lease accounting requirements under SFAS 13. At December 31, 1994, the present value of the Company's obligation is $10.3 million.

Projected future minimum payments under the Phase II support agreements are as follows:
     Year ending December 31,
     1995 . . . . . . . . . . .  $  489,425
     1996 . . . . . . . . . . .     489,425
     1997 . . . . . . . . . . .     489,425
     1998 . . . . . . . . . . .     489,425
     1999 . . . . . . . . . . .     489,425
     Total for 2000-2020  . . .   7,830,817
                                -----------
                                $10,277,942
                                ===========

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



K. Long-Term Power Purchases
1. Unit Purchases
Under long-term contracts with various electric utilities in the region, the Company is purchasing certain percentages of the electrical output of production plants constructed and financed by those utilities. Such contracts obligate the Company to pay certain minimum annual amounts representing the Company's proportionate share of fixed costs, including debt service requirements (amounts necessary to retire the principal of and to pay the interest on the portion of the related long-term debt ascribed to the Company) whether or not the production plants are operating. The cost of power obtained under such long-term contracts, including payments required to be made when a production plant is not operating, is reflected as "Power Supply Expenses" in the accompanying Statements of Consolidated Income.

Information (including estimates for the Company's portion of certain minimum costs and ascribed long-term debt) with regard to significant purchased power contracts of this type in effect during 1994 follows:

                                                      Stony    Vermont
                                        Merrimack     Brook     Yankee
                                            (Dollars in thousands)
Plant capacity . . . . . . . . . . .      320.0 MW   343.0 MW    520.0 MW
Company's share of output  . . . . .        8.9%       4.4%       17.3%
Contract period  . . . . . . . . . .  1968-1998         (1)         (2)
Company's annual share of:
  Interest . . . . . . . . . . . . .     $  551     $  265     $ 1,557
  Other debt service . . . . . . . .        302        286         ---
  Other capacity . . . . . . . . . .      1,942        405      22,655
                                         ------     ------     -------
Total annual capacity  . . . . . . .     $2,795     $  956     $24,212
                                         ======     ======     =======
Company's share of long-term debt  .     $  931     $5,101     $13,121
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

In September 1994, the Company negotiated a renewal of a short-term "tertiary energy" contract with Hydro-Quebec under which Hydro-Quebec delivers up to 61 megawatts of capacity and energy to the Company over the NEPOOL/Hydro-Quebec interconnection. The electricity purchased under this tertiary contract is priced at less than 2.5 cents per kilowatthour. The benefits realized by the Company from this favorably priced electricity will be greater than those associated with deliveries foregone by the Company otherwise available over the NEPOOL/Hydro-Quebec interconnection. This tertiary energy contract will expire in August 1995. The Company anticipates that purchases of tertiary energy will extend beyond August 1995, but will end when the Schedule C3 deliveries begin in November 1995.

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

The December 1987 contract, like the July 1984 contract, calls for the delivery of system power and is not related to any particular facilities in the Hydro-Quebec system. Consequently, there are no identifiable debt-service charges associated with any particular Hydro-Quebec facility that can be distinguished from the overall charges paid under the contract. During 1994 the Company negotiated an arrangement with Hydro-Quebec that reduces the cost impacts associated with the purchase of Schedules B and C3 under the 1987 contract, over the November 1995 through October 1999 period. Under this new arrangement, the Company, in essence, will take delivery of the amounts of energy as specified in the 1987 contract, but the associated fixed costs will be significantly reduced from those specified in the 1987 contract.

As part of this arrangement, the Company will purchase $3 million worth of research and development work from Hydro-Quebec over the four-year period, and is obligated to make a $7.5 million cash payment to Hydro-Quebec in 1995. The Company has the option to purchase up to $1 million worth of additional research and development work. If the Company exercises its option, the $7.5 million cash payment will be reduced accordingly. Hydro-Quebec retains the right to curtail annual energy deliveries by 13 percent up to five times, over the 2000 to 2015 period, if documented drought conditions exist in Quebec.

During the first year of this arrangement, the average cost per kilowatthour of Schedules B and C3 will be cut from 6.2 to 4.2 cents per kilowatthour, a 32% or $15 million cost reduction. Over the four-year period covered by the arrangement, unit costs will be lowered from 6.4 to 5.2 cents per kilowatthour, reducing unit costs by 19 percent and saving $34.5 million in nominal terms.

                         July 1984        December 1987 Contract
                          Contract  Schedule A  Schedule B  Schedule C3
                                  	(Dollars in thousands)
Capacity Acquired . . . .   50 MW       17 MW         68 MW          46 MW
Contract Period . . . . . 1985-1995    1990-1995     1995-2015     1995-2015
Minimum Energy Purchase
  (annual load factor)  .    50%          50%          75%             75%
                         (1992-1995)

Minimum Energy Charge . .   $3,782       $2,195       $15,231        $10,430
                            (1994)       (1994)     (1995-2015)*   (1995-2015)*
                            $2,726       $1,771
                            (1995)       (1995)
Annual Capacity Charge  .   $3,313       $1,684       $16,030         $9,966
                            (1994)       (1994)     (1995-2015)*   (1995-2015)*
                            $2,448       $1,237
                            (1995)       (1995)
Average Cost per KWH . .     2.7 cents    5.3 cents    6.7 cents    6.1 cents
                            (1994)       (1994)    (1995-2015)**   (1995-2015)**
                             2.7 cents     4.8 cents
                            (1995)       (1995)

*Estimated average.
**Estimated average in nominal dollars, levelized over the period indicated.

3. Rochester Gas & Electric Purchase
In 1988, the Company entered into a ten-year contract with Rochester Gas and Electric Corporation (RG&E) for the purchase of up to 50 megawatts of firm power and associated energy. Although the Company had no fixed capacity payments, it had to pay to reserve transmission from the Niagara Mohawk Power Corporation for the 50-megawatt maximum purchase. Both RG&E and the Company have the option to terminate the contract effective 1995.

Pursuant to an agreement with Connecticut Light and Power Corporation (CL&P) and Bozrah Light and Power (Bozrah) that was finalized in December 1992, the Company exercised the option to terminate the RG&E agreement and the transmission contract with Niagara Mohawk that supports it effective October 31, 1995. The Company also agreed to offer RG&E power to CL&P for purchase on a weekly basis through the remaining term of the RG&E agreement, terminated a contract under which the Company supplied all of the electrical requirements of Bozrah, a small electric utility operating in Gilman, Connecticut. In return, CL&P, which replaced the Company as the supplier of electricity to Bozrah, assumed responsibility for approximately 75 percent of the fixed costs of the transmission contract with Niagara Mohawk, and provided the Company with up to 50 megawatts of system power, to be scheduled on a weekly basis, at a total price expected to be lower than that provided under the existing RG&E contract. In addition, CL&P has offered the Company an option, which may be exercised in yearly increments starting in July 1994, to purchase up to 50 additional megawatts of system power for the period July 1995 through December 2004.

The arrangement was approved by FERC effective May 1, 1993. The reductions in the Company's purchased power and fixed transmission costs derived from this three-party agreement will more than offset the loss of revenues associated with the termination of its electricity sales contract with Bozrah.

In January 1995, CL&P and the Company signed an amendment to the contract to enable the Company to terminate the RG&E contract in January 1995, eliminating the provisions relating to the sale of capacity and energy by the Company and provided a price ceiling to substitute for the RG&E agreement price ceiling as it applies to the Company's purchase from CL&P. Additionally, contract terms for the Company's option of purchasing up to 50 MW of CL&P system power were amended to make the power available August 1995 - December 2004, and the Company's deadline for initial elections of said power was extended to July 31, 1995.

                                                   Estimated Charges
                                                         1994
Annual Transmission Reservations  . . . . . . . . .   $300,000

Average Cost per KWH  . . . . . . . . . . . . . . . 3.3 cents (1994)
                                                    3.3 cents (1995)


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Green Mountain Power Corporation:

We have audited the accompanying consolidated balance sheets and capitalization data of Green Mountain Power Corporation (a Vermont corporation) as of December 31, 1994 and 1993, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Power Corporation as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes A and G to the accompanying financial statements, effective January 1, 1993, the Company changed its method of accounting for post-retirement benefits other than pensions and income taxes.


ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 31, 1995



Schedule II
GREEN MOUNTAIN POWER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 1994, 1993 and 1992



                                                                  Additions
                                        Balance at      -------------------------------                    Balance at
                                       Beginning of     Charged to       Charged to                          End of
Description                               Period        Cost & Expense   Other Accounts   Deductions         Period
-----------------------------------    -------------    --------------   --------------   -------------   -------------

Pine Street Marsh (1)
  1994.................................    $684,430       $     --         $   --             $684,430              $0
  1993.................................    $684,430       $     --         $   --           $   --            $684,430
  1992.................................    $687,136            $3,678      $   --               $6,384        $684,430


Injuries and Damages
  1994.................................    $105,660           $35,000         $394,430 (4)     $21,370        $513,720
  1993.................................     ($2,357)         $142,000      $   --              $33,983        $105,660
  1992.................................    ($12,413)          $42,000      $   --              $31,944         ($2,357)


Bad Debt Reserve (3)
  1994.................................    $639,853          $243,974          $53,076 (2)    $533,980        $402,923
  1993.................................    $469,922          $410,000          $89,014 (2)    $329,083        $639,853
  1992.................................    $351,049          $449,475          $44,338 (2)    $374,940        $469,922

(1) See Note I-1 of the Notes to Consolidated Financial Statements.
(2) Represents collection of accounts previously written off.
(3) Includes non-utility bad debt reserve.
(4) Anticipated litigation settlements regarding injury, wrongful death claims, and retroactive Hydro license fees.



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

ITEMS 10, 11, 12 & 13

     Certain information regarding executive officers called for by Item 10, "Directors and Executive Officers of the Registrant," is furnished under the caption, "Executive Officers" in Item 1 of Part I of this Report. The other information called for by Item 10, as well as that called for by Items 11, 12, and 13, "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," will be set forth under the captions "Nominees for Director," "Compliance with the Securities Exchange Act," "Executive Compensation," "Pension Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to its annual meeting of stockholders to be held on May 18, 1995. Such information is incorporated herein by reference. Such proxy statement pertains to the election of directors and other matters. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in April 1995.


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


ITEM 14(a)(3)                                  EXHIBITS

                                                                 Incorporated by Reference from
Exhibit                                                                           SEC Docket OR
Number                                                           Exhibit    Page Filed Herewith


3-a        Restated Articles of Association, as certified        3-a            Form 10-K 1993
             June 6, 1991.                                                      (1-8291)

3-a-1      Amendment to 3-a above, dated as of May 20, 1993.     3-a-1          Form 10-K 1993
                                                                                (1-8291)

3-b        By-laws of the Company, as amended                    3-b            Form 10-K 1993
             March 8, 1994.                                                     (1-8291)

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

4-b-5      Fourth Supplemental Indenture dated as of             4-b-5          2-75293
             October 1, 1969.

4-b-6      Fifth Supplemental Indenture dated as of              4-b-6          2-75293
             December 1, 1973.

4-b-7      Seventh Supplemental Indenture dated as of            4-a-7          2-99643
             August 1, 1976.

4-b-8      Eighth Supplemental Indenture dated as of             4-a-8          2-99643
             December 1, 1979.

4-b-9      Ninth Supplemental Indenture dated as of              4-b-9          2-99643
             July 15, 1985.

4-b-10     Tenth Supplemental Indenture dated as of              4-b-10         Form 10-K 1989
             June 15, 1989.                                                     (1-8291)

4-b-11     Eleventh Supplemental Indenture dated as of           4-b-11         Form 10-Q Sept
             September 1, 1990.                                                 1990 (1-8291)

4-b-12     Twelfth Supplemental Indentrue dated as of            4-b-12         Form 10-K 1991
             March 1, 1992.                                                     (1-8291)

4-b-13     Thirteenth Supplemental Indenture dated as of         4-b-13         Form 10-K 1991
              March 1, 1992.                                                    (1-8291)

4-b-14     Fourteenth Supplemental Indenture dated as of         4-b-14         Form 10-K 1993
              November 1, 1993.                                                 (1-8291)

4-b-15     Fifteenth Supplemental Indenture dated as of          4-b-15         Form 10-K 1993
              November 1, 1993.                                                 (1-8291)

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

10-c       Contract dated as of October 15, 1983, between          10-c          33-8164
             the Company and Thomas V. O'Connor, Jr.

10-c-1     Amendment dated as of March 31, 1988, to an             10-c-1        Form 10-Q
             agreement between the Company and                                   March 1988
             Thomas V. O'Connor, Jr                                              (1-8291)

10-d-1a    Green Mountain Power Corporation Amended and            10-d-1a       Form 10-Q
             Restated Deferred Compensation Plans for                            March 1990
             Directors and Officers.                                             (1-8291)

10-d-1b    Green Mountain Power Corporation Second Amended        10-d-1b        Form 10-K 1993
              and Restated Deferred Compensation Plan for                        (1-8291)
              Directors.

10-d-1c    Green Mountain Power Corporation Second Amended        10-d-1c        Form 10-K 1993
              and Restated Deferred Compensation Plan for                        (1-8291)
              Officers.

10-d-1d    Amendment No. 93-1 to the Amended and Restated         10-d-1d        Form 10-K 1993
              Deferred Compensation Plan for Officers.                           (1-8291)

10-d-1e    Amendment No. 94-1 to the Amended and Restated         10-d-1e        Form 10-Q
              Deferred Compensation Plan for Officers.                           June 1994
                                                                                 (1-8291)

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

10-d-9     Severance Agreement with  C. T. Myotte.                 10-d-9        Form 10-Q June
                                                                                 1991 (1-8291)

10-d-10    Severance Agreement with J. J. Lampron.                 10-d-10       Form 10-K 1991
                                                                                 (1-8291)

10-d-11    Severance Agreement with D. R. Stroupe                  10-d-11       Form 10-Q Sept
                                                                                 1992 (1-8291)

10-d-12    Green Mountain Power Corporation Officer Compensation   10-d-12       Form 10-Q
             Program, Highlights Brouchure / Program Document.                   June 1994
                                                                                 (1-8291)

*10-d-13   Severance Agreement with M. H. Lipson.                  10-d-13

*10-d-14   Severance Agreement with D. G. Whitmore.                10-d-14

*10-d-15   Green Mountain Power Corporation Officer Compensation   10-d-15
             Program, Highlights Brochure / Program Document
             amended.

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

16-a       Letter from former accountant, Coopers & Lybrand.                     Form 8-K for
                                                                                 1987 (1-8291)


*23-a-1    Consent of Arthur Anderson & Co.

*27        Financial Data Schedule

____________________
* Filed herewith




ITEM 14(b)

	There were no reports on Form 8-K filed for the quarter ending
December 31, 1994.



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

GREEN MOUNTAIN POWER CORPORATION

By:       /s/D. G. Hyde               Date:  March 30, 1995
	(D. G. Hyde, President and
	Chief Executive Officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                         DATE


      /s/D. G. Hyde           Chairman of the Executive Commit-   March 30, 1995
        (D. G. Hyde)          tee, President, Chief Executive
                              Officer and Director

     /s/C. L. Dutton          Vice President, Treasurer and       March 30, 1995
       (C. L. Dutton)         Chief Financial Officer (Principal
                              Financial Officer)

     /s/G. J. Purcell         Controller                          March 30, 1995
       (G. J. Purcell)        (Principal Accounting Officer)

     /s/T. P. Salmon          Chairman of the Board and           March 30, 1995
       (T. P. Salmon)         Director

                              Director
       (R. E. Boardman)

     /s/N. L. Brue            Director                            March 30, 1995
       (N. L. Brue)

     /s/W. H. Bruett          Director                            March 30, 1995
       (W. H. Bruett)

                              Director
       (M. O. Burns)

                              Director
     (L. E. Chickering)

     /s/J. V. Cleary          Director                            March 30, 1995
       (J. V. Cleary)

     /s/R. I. Fricke          Director                            March 30, 1995
       (R. I. Fricke)

     /s/E. A. Irving          Director                            March 30, 1995
       (E. A. Irving)

     /s/M. L. Johnson         Director                            March 30, 1995
       (M. L. Johnson)

     /s/R. W. Page            Director                            March 30, 1995
       (R. W. Page)


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Green Mountain Power Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Green Mountain Power Corporation included in this Form 10-K and have issued our report thereon dated January 31, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page 38 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Boston, Massachusetts
January 31, 1995                       /s/  Arthur Andersen LLP