Form 10-Q
period 1995-03-31
GREEN MOUNTAIN POWER CORP
filed 1995-05-15
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549




FORM 10-Q


X	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1995

or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  	Class - Common Stock            			Outstanding March 31, 1995
  	$3.33 1/3 Par Value		                     	4,699,300



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets
(Unaudited)

Part 1 - Item 1



                                                                     March 31                  December 31
                                                       -----------------------------------   ----------------
                                                             1995               1994               1994
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)
ASSETS

ELECTRIC UTILITY
Utility Plant
    Utility plant, at original cost....................       $229,765           $216,417           $227,991
    Less accumulated depreciation......................         71,224             66,130             69,246
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        158,541            150,287            158,745
    Property under capital lease.......................         10,278             11,029             10,278
    Construction work in progress......................          7,405             10,157              6,964
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        176,224            171,473            175,987
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity (Note 2)...........         16,591             16,859             16,684
    Other investments..................................          4,029              3,719              4,067
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,620             20,578             20,751
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................            656                 61              2,113
    Temporary investments..............................            --                 900                --
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         16,093             15,454             15,240
    Accrued utility revenues (Note 1)..................          5,270              5,619              6,012
    Fuel, materials and supplies, at average cost......          3,239              2,756              3,314
    Prepayments........................................          1,562              1,593              1,796
    Other..............................................            274                232                323
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         27,094             26,615             28,798
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs...................          15,865             13,407             16,172
    Environmental proceedings costs....................          7,842              6,152              7,741
    Purchased power costs..............................          1,914              3,027                488
    Other..............................................         11,598             12,515             11,258
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         37,219             35,101             35,659
                                                       ----------------   ----------------   ----------------
NON-UTILITY
    Cash and cash equivalents..........................          1,116                123                579
    Other current assets...............................          5,339              3,616              5,716
    Property and equipment.............................         11,542             11,198             11,329
    Intangible assets..................................          2,954              3,365              3,022
    Other assets.......................................         14,309              9,551             12,770
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         35,260             27,853             33,416
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $296,417           $281,620           $294,611
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

ELECTRIC UTILITY
Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         4,715,156, 4,566,868 and 4,677,512)...........        $15,717            $15,222            $15,592
      Additional paid-in capital.......................         61,197             57,974             60,378
      Retained earnings................................         26,283             26,668             25,727
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        102,819             99,486            101,319
    Redeemable cumulative preferred stock..............          9,135              9,385              9,135
    Long-term debt, less current maturities............         74,967             79,800             74,967
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        186,921            188,671            185,421
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................         10,278             11,029             10,278
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          3,500              1,800              4,833
    Short-term debt....................................         14,515             13,215             20,214
    Accounts payable, trade, and accrued liabilities...          4,927              5,361              5,489
    Accounts payable to associated companies...........          5,857              3,792              4,860
    Dividends declared.................................            194                199                194
    Customer deposits..................................            917              1,215                964
    Taxes accrued......................................          2,590              1,697              1,442
    Interest accrued...................................          1,755              1,819              1,953
    Deferred revenues (Note 1).........................          5,069              8,177               --
    Other..............................................            630                624                492
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         39,954             37,899             40,441
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         22,879             20,954             22,082
    Unamortized investment tax credits.................          5,313              5,570              5,390
    Other..............................................         21,297             11,384             21,962
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         49,489             37,908             49,434
                                                       ----------------   ----------------   ----------------

NON-UTILITY
    Current liabilities................................            790                391                918
    Other liabilities..................................          8,985              5,722              8,119
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................          9,775              6,113              9,037
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $296,417           $281,620           $294,611
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1 - Item 1


                                                                          Three Months Ended
                                                                               March 31
                                                                -----------------------------------------
                                                                      1995                    1994
                                                                -----------------       -----------------
                                                                (In thousands, except amounts per share)

Operating Revenues (Note 1).....................................         $40,023                 $40,611
                                                                -----------------       -----------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation (Note 2)..........           7,574                   7,379
     Company-owned generation...................................             815                   1,179
     Purchases from others......................................          12,390                  12,773
  Other operating...............................................           4,565                   4,769
  Transmission..................................................           2,349                   2,579
  Maintenance...................................................           1,171                   1,245
  Depreciation and amortization.................................           3,203                   2,305
  Taxes other than income.......................................           1,669                   1,726
  Income taxes..................................................           1,805                   1,764
                                                                -----------------       -----------------
     Total operating expenses...................................          35,541                  35,719
                                                                -----------------       -----------------
       Operating income.........................................           4,482                   4,892
                                                                -----------------       -----------------

Other Income
  Equity in earnings of affiliates and non-utility operations...             596                     748
  Allowance for equity funds used during construction...........             --                       89
  Other income and deductions, net..............................             (13)                    145
                                                                -----------------       -----------------
    Total other income..........................................             583                     982
                                                                -----------------       -----------------
      Income before interest charges............................           5,065                   5,874
                                                                -----------------       -----------------

Interest Charges
  Long-term debt................................................           1,686                   1,742
  Other.........................................................             317                     230
  Allowance for borrowed funds used during  construction........            (165)                   (138)
                                                                -----------------       -----------------
    Total interest charges......................................           1,838                   1,834
                                                                -----------------       -----------------
Net Income......................................................           3,227                   4,040

Dividends on preferred stock....................................             194                     199
                                                                -----------------       -----------------
Net Income Applicable to Common Stock...........................          $3,033                  $3,841
                                                                =================       =================

Common Stock Data
  Earnings per share............................................           $0.65                   $0.85

  Cash dividends declared per share.............................           $0.53                   $0.53

  Weighted average shares outstanding...........................           4,680                   4,537


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period...................................         $25,727                 $25,229
Net Income......................................................           3,227                   4,040
                                                                -----------------       -----------------
                                                                          28,954                  29,269
                                                                -----------------       -----------------

Cash Dividends - redeemable cumulative preferred stock..........             194                     199
               - common stock...................................           2,477                   2,402
                                                                -----------------       -----------------
                                                                           2,671                   2,601
                                                                -----------------       -----------------

Balance - end of period.........................................         $26,283                 $26,668
                                                                =================       =================

              The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1 - Item 1


                                                                                 Three Months Ended
                                                                                       March 31
                                                                       ---------------------------------------
                                                                             1995                  1994
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income...........................................................          $3,227                $4,040
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           3,203                 2,305
      Dividends from associated companies less equity income...........              93                    26
      Allowance for funds used during construction.....................            (165)                 (227)
      Amortization of purchased power costs............................           1,271                 1,161
      Deferred income taxes............................................             924                   161
      Deferred revenues (Note 1).......................................           5,069                 8,177
      Amortization of gain on sale of property.........................             (13)                  (13)
      Deferred purchased power costs...................................          (2,697)                  (54)
      Amortization of investment tax credits...........................             (77)                 (102)
      Environmental proceedings costs..................................            (333)                 (825)
      Changes in:
        Temporary investments..........................................             --                   (900)
        Accounts receivable............................................            (854)                 (641)
        Accrued utility revenues.......................................             743                   519
        Fuel, materials, and supplies..................................              74                    85
        Prepayments and other current assets...........................             659                   411
        Accounts payable...............................................             436                (3,524)
        Taxes accrued..................................................           1,148                 1,299
        Interest accrued...............................................            (198)                 (251)
        Other current liabilities......................................             (37)                 (202)
      Other............................................................          (1,521)               (1,197)
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          10,952                10,248
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (2,646)               (2,024)
    Conservation expenditures..........................................            (482)                 (857)
    Investment in nonutility property..................................              14                    93
                                                                       -----------------     -----------------
      Net cash used in investing activities............................          (3,114)               (2,788)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................             944                   898
    Short-term debt, net...............................................          (5,699)               (5,801)
    Reduction in long-term debt........................................          (1,333)                  --
    Cash dividends.....................................................          (2,670)               (2,601)
                                                                       -----------------     -----------------
      Net cash used in financing activities............................          (8,758)               (7,504)
                                                                       -----------------     -----------------

    Net decrease in cash and cash equivalents..........................            (920)                  (44)
    Cash and Cash equivalents at beginning of period...................           2,692                   227
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................          $1,772                  $183
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the quarter for:
       Interest (net of amounts capitalized)...........................          $2,167                $2,193
       Income taxes....................................................               8                   --

      The accompanying notes are an integral part of the consolidated financial statements.


GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995


Part 1 - Item 1

1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. On January 1, 1995, the Company implemented a rate redesign which in effect flattened the winter and summer rate differential. At March 31, 1995 and 1994, the Company had recorded deferred revenues of $3.8 million and $6.6 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods.

Included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements are the results of operations of the Company's rental water heater program, which is not regulated by the VPSB, and four of the Company's wholly-owned subsidiaries, Green Mountain Propane Gas Company, Mountain Energy, Inc., GMP Real Estate Corporation, and Lease-Elec, Inc. (also unregulated). Summarized financial information for the rental water heater program and such wholly-owned subsidiares is as follows:



                                             Three Months Ended
                                                  March 31
                                             1995          1994
                                                (In thousands)

Revenue . . . . . . . . . . . . . . .       $3,004        $3,823
Expenses  . . . . . . . . . . . . . .        2,883         3,588
                                            ------        ------
Net Income  . . . . . . . . . . . . .       $  121        $  235
                                            ======        ======


2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:



                                                     Three Months Ended
                                                          March 31
                                                    1995            1994
                                                        (In thousands)
Vermont Yankee Nuclear Power Corporation
  Gross Revenue . . . . . . . . . . . . . . . . .  $51,375         $39,169
  Net Income Applicable to Common Stock . . . . .    1,758           1,683
  Company's Equity in Net Income  . . . . . . . .      281             307

Vermont Electric Power Company, Inc.
  Gross Revenue . . . . . . . . . . . . . . . . .  $12,661         $12,264
  Net Income Before Dividends . . . . . . . . . .      333             314
  Company's Equity in Net Income
    (Includes preferred equity) . . . . . . . . .       99              85

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

In May 1993, the PRP group in which the Company participated submitted extensive comments to the EPA opposing the proposed remedy. In response to an earlier request from the EPA, the PRP group also submitted a detailed analysis of an alternative remedy anticipated to cost approximately $20 million. In early June 1993, in response to overwhelming negative comment, the EPA withdrew its proposed remedy and announced that it would work with all interested parties in developing a new proposal. Since then, the EPA has established a coordinating council, with representatives of PRPs, environmental groups, and government agencies, and presided over by a neutral facilitator. The council is charged with determining what additional studies may be appropriate for the site and also is planning to eventually address additional response activities.

In July 1994, the Company, New England Electric System (NEES), and Vermont Gas Systems, Inc. (VGS), entered into an Administrative Order by Consent with the EPA, pursuant to which these PRPs are conducting certain additional studies that have been agreed to by the coordinating council. These studies constitute the first phase of action the council has decided on to fill data gaps at the site. A second phase, including tasks carried over from the first phase, additional field studies and preparation of an addendum feasibility study is expected to be performed during 1995 by the same parties under a second Order. The EPA has not required reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously advised the Company that ultimately it will seek to hold the Company and the PRPs liable for such costs.

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

Through rate cases filed in 1991 and 1993, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Marsh site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and July 31, 1993 (in the total of approximately $4.6 million) for technical consultants and legal assistance in connection with the EPA's enforcement actions at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Vermont Department of Public Service (the Department) reached agreements in both cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB on April 2, 1992 and on May 13, 1994 reflected the Pine Street Marsh related expenditures referred to above.

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

Management expects to seek and (assuming treatment consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received. As of March 31, 1995, such amounts are approximately $1,198,000.

4.  1994 Retail Rate Case
On September 26, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9 percent. The increase is needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers. The Company, the Department and the other parties have reached a settlement agreement providing for a
9.25 percent retail rate increase effective June 15, 1995, and a target return on equity for utility operations of 11.25 percent. The agreement must be reviewed and approved by the VPSB.

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



7.  RECLASSIFICATION
Certain line items on the prior year balance sheet have been reclassified for consistent presentation with the current year.


The Consolidated Financial Statements are unaudited and, in the opinion of the Company, reflect the adjustments necessary to a fair statement of the results of the interim periods. All such adjustments, except as specifically noted in the Consolidated Financial Statements, are of a normal, recurring nature.



GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1995

Part 1 - Item 2

RESULTS OF OPERATIONS

Earnings Summary
Earnings per share of common stock in the first quarter of 1995 were $0.65, compared to $0.85 per share in the first quarter of 1994. The decrease in earnings in 1995 was primarily due to a decrease in operating revenues resulting from warmer than normal winter weather.

Operating Revenues and MWh Sales
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:



                                                     Three Months Ended
                                                          March 31
                                                    1995            1994

Operating Revenues (In thousands)
  Retail . . . . . . . . . . . . . . . . . .      $ 35,566        $ 35,892
  Sales for Resale . . . . . . . . . . . . .         3,364           3,609
  Other  . . . . . . . . . . . . . . . . . .         1,093           1,110
                                                  --------        --------
   Total Operating Revenues  . . . . . . . .      $ 40,023        $ 40,611
                                                  ========        ========
MWh Sales
  Retail . . . . . . . . . . . . . . . . . .       460,337         477,169
  Sales for Resale . . . . . . . . . . . . .        91,383          99,561
                                                   -------         -------
   Total MWh Sales . . . . . . . . . . . . .       551,720         576,730
                                                   =======         =======
Average Number of Customers
  Residential  . . . . . . . . . . . . . . .        69,466          68,579
  Commercial & Industrial  . . . . . . . . .        11,669          11,617
  Other  . . . . . . . . . . . . . . . . . .            76              73
                                                    ------          ------
   Total Customers . . . . . . . . . . . . .        81,211          80,269
                                                    ======          ======

Total operating revenues in the first quarter of 1995 decreased
1.5 percent compared to the same period in 1994. Retail revenues decreased nearly 1 percent in the first quarter of 1995 compared to the same period in 1994 primarily due to a 4.3 percent decrease in sales resulting from warmer than normal winter weather. Heating degree days in the first quarter of 1995 were 21 percent lower than the same period in 1994. Wholesale revenues decreased 6.8 percent in the first quarter of 1995 compared to the same period in 1994 primarily due to the expiration of certain wholesale contracts.

Operating Expenses
Power supply expenses decreased 2.6 percent in the first quarter of 1995 compared to the same period in 1994, as the Company required less electricity in 1995 to serve customer needs.

Other operating expenses decreased 4.3 percent in the first quarter of 1995 compared to the same period in 1994 primarily due to cost containment measures implemented during the latter part of the second quarter of 1994, which resulted in decreased expense in 1995.

Transmission expenses decreased 8.9 percent in the first quarter of 1995 compared to the same period in 1994 primarily due to cost reduction efforts of VELCO and a one-time sale of transmission access to another utility that purchased power from Hydro-Quebec.

Maintenance expenses decreased 6.0 percent in the first quarter of 1995 compared to the same period in 1994 primarily due to a scheduled decrease in plant maintenance.

Depreciation and amortization expenses increased 39.0 percent in the first quarter of 1995 over the same period in 1994 primarily due to the amortization of expenditures related to energy conservation programs and the Pine Street Marsh environmental matter and insurance litigation. (See
Note 3 of Notes to Consolidated Financial Statements.)

Income Taxes
Income taxes increased 2.3 percent in the first quarter of 1995 over the same period in 1994 primarily due to the effect of the Vermont Supreme Court decision in 1994 related to the treatment of accumulated depreciation. (See Note 6 of Notes to Consolidated Financial Statements.)

Other Income
Other income decreased 40.6 percent in the first quarter of 1995 compared to the same period in 1994 primarily due to a $362,000 decrease in earnings experienced by Green Mountain Propane Gas Company, the Company's wholly-owned propane subsidiary, resulting from reduced sales of propane caused by warm weather in 1995. This decrease was partially offset by a $288,000 increase in earnings generated by Mountain Energy, Inc., the Company's wholly-owned subsidiary that invests in electric energy-related development projects. Additionally, other income in the first quarter of 1994 benefited from a one-time increase of $162,000 resulting from a Vermont Supreme Court ruling overturning a VPSB decision disallowing certain DSM costs. (See Note 6 of Notes to Consolidated Financial Statements.)

Interest Charges
Interest charges were essentially unchanged in the first quarter of 1995 compared to the same period in 1994.


LIQUIDITY AND CAPITAL RESOURCES
For the three months ended March 31, 1995, construction and conservation expenditures totaled $3.1 million. Such expenditures in 1995 are expected to be approximately $23.5 million, principally for expansion and improvements of the Company's transmission and distribution plant and for conservation measures.

The Company anticipates issuing $15 million of common stock and $10 million of first mortgage bonds in 1995. The proceeds will be used to finance capital projects and to retire short-term debt.

OTHER
A major European manufacturer of carpeting, which in 1994 had decided to locate in the Company's service territory, announced on May 9, 1995 that it would not proceed with its plans. The carpeting manufacturer cited the collapse of the world carpet market and the decline of the dollar as the principal reasons for reconsidering the decision to expand operations in Vermont. This development will have no material impact on the Company's earnings.


GREEN MOUNTAIN POWER CORPORATION
March 31, 1995
PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
          See Notes 3, 4, 5 and 6 of Notes to Consolidated Financial
Statements

ITEM 2.  Changes in Securities
          NONE

ITEM 3.  Defaults Upon Senior Securities
          NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
          NONE

ITEM 5.  Other Information
          NONE

ITEM 6.  (a)  EXHIBITS
                10-d-16   Severance Agreement with R. C. Young
                10-d-17   Severance Agreement with P. H. Zamore
                12        Computation of Ratio of Earnings to
                          Fixed Charges
                27        Financial Data Schedule

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



                                   GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  May 15, 1995                    /s/ C. L. Dutton
                               C. L. Dutton, Vice President, Chief
                               Financial Officer and Treasurer



Date:  May 15, 1995                    /s/ G. J. Purcell
                               G. J. Purcell, Controller