Form 10-Q
period 1995-06-30
GREEN MOUNTAIN POWER CORP
filed 1995-08-14
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549




                               FORM 10-Q


X	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 1995

or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class - Common Stock	                     		Outstanding June 30, 1995
	$3.33 1/3 Par Value		                              	4,746,452



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets
(Unaudited)

Part 1 - Item 1

                                                                     June 30                   December 31
                                                       -----------------------------------   ----------------
                                                             1995               1994               1994
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)
ASSETS

ELECTRIC UTILITY
Utility Plant
    Utility plant, at original cost....................       $232,919           $221,782           $227,991
    Less accumulated depreciation......................         72,897             67,617             69,246
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        160,022            154,165            158,745
    Property under capital lease.......................         10,278             11,029             10,278
    Construction work in progress......................          7,100              8,425              6,964
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        177,400            173,619            175,987
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity (Note 2)...........         16,408             16,711             16,684
    Other investments..................................          4,146              3,835              4,067
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,554             20,546             20,751
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................            187                413              2,113
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         12,772             10,871             15,240
    Accrued utility revenues (Note 1)..................          4,920              4,939              6,012
    Fuel, materials and supplies, at average cost......          3,493              2,860              3,314
    Prepayments........................................            181                558              1,796
    Other..............................................            207                237                323
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         21,760             19,878             28,798
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs...................          16,128             14,322             16,172
    Environmental proceedings costs....................          7,735              7,345              7,741
    Purchased power costs..............................          3,495              1,911                488
    Other..............................................         11,945             11,255             11,258
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         39,303             34,833             35,659
                                                       ----------------   ----------------   ----------------
NON-UTILITY
    Cash and cash equivalents..........................            900                631                579
    Other current assets...............................          6,208              2,778              5,716
    Property and equipment.............................         11,469             11,138             11,329
    Intangible assets..................................          2,837              3,247              3,022
    Other assets.......................................         15,375             11,622             12,770
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         36,789             29,416             33,416
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $295,806           $278,292           $294,611
                                                       ================   ================   ================



CAPITALIZATION AND LIABILITIES

ELECTRIC UTILITY
Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         4,762,308, 4,595,433 and 4,677,512)...........        $15,874            $15,318            $15,592
      Additional paid-in capital.......................         62,226             58,625             60,378
      Retained earnings................................         25,584             25,289             25,727
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        103,306             98,854            101,319
    Redeemable cumulative preferred stock..............          9,135              9,385              9,135
    Long-term debt, less current maturities............         71,467             78,000             74,967
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        183,908            186,239            185,421
                                                       ----------------   ----------------   ----------------

Capital Lease Obligation...............................         10,278             11,029             10,278
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          3,500              1,800              4,833
    Short-term debt....................................         23,715              5,415             20,214
    Accounts payable, trade, and accrued liabilities...          4,039              6,895              5,489
    Accounts payable to associated companies...........          4,777              3,781              4,860
    Dividends declared.................................            194                199                194
    Customer deposits..................................            739              1,127                964
    Taxes accrued......................................            320              1,476              1,442
    Interest accrued...................................          1,824              1,257              1,953
    Deferred revenues (Note 1).........................          2,157              3,823               --
    Other..............................................            579                498                492
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         41,844             26,271             40,441
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         23,626             19,854             22,082
    Unamortized investment tax credits.................          5,267              5,542              5,390
    Other..............................................         21,421             21,701             21,962
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         50,314             47,097             49,434
                                                       ----------------   ----------------   ----------------

NON-UTILITY
    Current liabilities................................            606              --                   918
    Other liabilities..................................          8,856              7,656              8,119
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................          9,462              7,656              9,037
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $295,806           $278,292           $294,611
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)


Part 1 - Item 1


                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30                             June 30
                                                              -------------------------------     -------------------------------
                                                                  1995               1994             1995               1994
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues (Note 1)...................................    $37,127            $33,603          $77,150            $74,214
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation ................      7,229              7,063           14,802             14,442
     Company-owned generation.................................      1,216                658            2,031              1,837
     Purchases from others....................................     11,912             11,097           24,302             23,870
  Other operating.............................................      4,709              4,681            9,273              9,450
  Transmission................................................      2,563              2,623            4,912              5,201
  Maintenance.................................................        912              1,266            2,084              2,512
  Depreciation and amortization...............................      3,206              2,244            6,409              4,549
  Taxes other than income.....................................      1,565              1,521            3,235              3,247
  Income taxes................................................      1,045                578            2,850              2,341
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     34,357             31,731           69,898             67,449
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      2,770              1,872            7,252              6,765
                                                              ------------       ------------     ------------       ------------

Other Income
  Equity in earnings of affiliates and non-utility operations.        944                944            1,540              1,692
  Allowance for equity funds used during construction.........         27                122               27                210
  Other income and deductions, net............................         68                 45               55                190
                                                              ------------       ------------     ------------       ------------
    Total other income........................................      1,039              1,111            1,622              2,092
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      3,809              2,983            8,874              8,857
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,657              1,739            3,343              3,481
  Other.......................................................        333                163              650                393
  Allowance for borrowed funds used during  construction......       (173)              (156)            (338)              (294)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      1,817              1,746            3,655              3,580
                                                              ------------       ------------     ------------       ------------
Net Income....................................................      1,992              1,237            5,219              5,277

Dividends on preferred stock..................................        194                199              388                398
                                                              ------------       ------------     ------------       ------------
Net Income Applicable to Common Stock.........................     $1,798             $1,038           $4,831             $4,879
                                                              ============       ============     ============       ============

Common Stock Data
  Earnings per share..........................................      $0.38              $0.23            $1.03              $1.07

  Cash dividends declared per share...........................      $0.53              $0.53            $1.06              $1.06

  Weighted average shares outstanding.........................      4,721              4,564            4,701              4,550


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period.................................    $26,283            $26,668          $25,727            $25,229
Net Income....................................................      1,992              1,237            5,219              5,277
                                                              ------------       ------------     ------------       ------------
                                                                   28,275             27,905           30,946             30,506
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        194                199              388                398
               - common stock.................................      2,497              2,417            4,974              4,819
                                                              ------------       ------------     ------------       ------------
                                                                    2,691              2,616            5,362              5,217
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $25,584            $25,289          $25,584            $25,289
                                                              ============       ============     ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)


Part 1 - Item 1


                                                                                   Six Months Ended
                                                                                       June 30
                                                                       ---------------------------------------
                                                                             1995                  1994
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income...........................................................          $5,219                $5,277
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           6,409                 4,549
      Dividends from associated companies less equity income...........             276                   175
      Allowance for funds used during construction.....................            (365)                 (504)
      Amortization of purchased power costs............................           2,531                 2,290
      Deferred income taxes............................................           1,764                  (915)
      Deferred revenues (Note 1).......................................           2,158                 3,823
      Amortization of gain on sale of property.........................             (26)                  (26)
      Deferred purchased power costs...................................          (5,538)                  (66)
      Amortization of investment tax credits...........................            (123)                 (130)
      Environmental proceedings costs, net.............................            (456)                7,960
      Changes in:
        Accounts receivable............................................           2,468                 3,942
        Accrued utility revenues.......................................           1,092                 1,199
        Fuel, materials and supplies...................................            (180)                  (19)
        Prepayments and other current assets...........................           1,237                 2,290
        Accounts payable...............................................          (1,533)               (2,000)
        Taxes accrued..................................................          (1,122)                1,078
        Interest accrued...............................................            (129)                 (813)
        Other current liabilities......................................            (450)                 (821)
      Other............................................................          (2,861)                  504
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          10,371                27,793
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (5,950)               (6,194)
    Conservation expenditures..........................................          (1,534)               (1,971)
    Investment in non-utility property.................................              72                   162
                                                                       -----------------     -----------------
      Net cash used in investing activities............................          (7,412)               (8,003)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................           2,130                 1,645
    Short-term debt, net...............................................           3,500               (13,601)
    Cash dividends.....................................................          (5,361)               (5,217)
    Reduction in long-term debt........................................          (4,833)               (1,800)
                                                                       -----------------     -----------------
      Net cash used in financing activities............................          (4,564)              (18,973)
                                                                       -----------------     -----------------

    Net (decrease) increase in cash and cash equivalents...............          (1,605)                  817

    Cash and cash equivalents at beginning of period...................           2,692                   227
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................          $1,087                $1,044
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date:
       Interest (net of amounts capitalized)...........................          $4,053                $4,626
       Income taxes....................................................           2,040                 1,880

      The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995
Part 1 -- ITEM 1

1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At June 30, 1995 and 1994, the Company had recorded deferred revenues of $2.1 million and $3.8 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods.

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

                               Three Months Ended         Six Months Ended
                                    June 30                    June 30
                             ---------------------       ------------------
                             1995             1994       1995          1994
                             ----             ----       ----          ----
                                 (In Thousands)             (In Thousands)
Revenue  . . . . . . . . .  $2,621           $2,787     $5,625        $6,621
Expenses . . . . . . . . .   2,201            2,360      5,084         5,958
                            ------           ------     ------        ------
Net Income  . . . . . . .   $  420           $  427     $  541        $  663
                            ======           ======     ======        ======

2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:

                              Three Months Ended         Six Months Ended
                                   June 30                   June 30
                             -------------------        ------------------
                              1995           1994        1995          1994
                              ----           ----        ----          ----
                                               (In Thousands)
Vermont Yankee Nuclear Power Corporation
  Gross Revenue . . . . .  $47,043         $37,093     $98,418       $76,262
  Net Income Applicable
    to Common Stock . . .    1,716           1,595       3,474         3,278
  Company's Equity in
    Net Income  . . . . .      307             280         588           587



                              Three Months Ended          Six Months Ended
                                    June 30                    June 30
                             --------------------       -------------------
                             1995            1994       1995           1994
                             ----            ----       ----           ----
                                               (In Thousands)
Vermont Electric Power Company, Inc.
  Gross Revenue . . . . .  $12,171         $10,782     $24,832       $23,046
  Net Income
    Before Dividends  . .      315             370         648           684
  Company's Equity in
    Net Income (Includes
    preferred equity) . .       93             114         192           199

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

In a rate case filed on September 26, 1994, the Company sought recovery in rates of approximately $2.7 million in expenses associated with the Pine Street site. This amount represented the Company's unrecovered expenditures between August 1993 and June 1994 for technical consultants and legal assistance in connection with EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street related costs (and whether recovery or non-recovery of past costs and any insurance proceeds is relevant to such issue), the parties to the case have reached agreement that the full amount of Pine Street costs reflected in the Company's 1994 rate case should be recovered in rates. This agreement was approved by the VPSB in an order issued June 9, 1995.

Management expects to seek and (assuming treatment consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received. As of June 30, 1995, such amounts are approximately $1,316,000.

4.  1994 RETAIL RATE CASE
On September 26, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9 percent. The increase is needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers. The Company, the Department and the other parties reached a settlement agreement providing for a 9.25 percent retail rate increase effective June 15, 1995, and a target return on equity for utility operations of 11.25 percent. The agreement was approved by the VPSB on June 9, 1995.

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




GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 1995

Part 1 -- ITEM 2

RESULTS OF OPERATIONS

EARNINGS SUMMARY
Earnings per share of common stock in the second quarter of 1995 were $0.38 compared to $0.23 in the second quarter of 1994. The increase in earnings was primarily due to an increase in operating revenues resulting from a 2.9 percent retail rate increase that went into effect June 15, 1994, an increase in electricity consumption by the Company's industrial customers, and unusually warm weather during the month of June.

For the six months ended June 30, 1995 and 1994, earnings were $1.03 and $1.07, respectively.

OPERATING REVENUES AND MWH SALES
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:

                              Three Months Ended          Six Months Ended
                                   June 30                    June 30
                             --------------------        ------------------
                             1995            1994        1995          1994
                             ----            ----        ----          ----
Operating Revenues
 (In thousands)
   Retail . . . . . .    $  31,729       $  30,241   $  67,294     $  66,133
   Sales for Resale .        4,654           2,661       8,018         6,270
   Other  . . . . . .          744             701       1,838         1,811
                         ---------       ---------   ---------     ---------
    Total Operating
     Revenues . . . .    $  37,127       $  33,603   $  77,150     $  74,214
                         =========       =========   =========     =========

MWh Sales
   Retail . . . . . .      398,606         388,882     858,943       866,051
   Sales for Resale .      162,383          66,537     253,766       166,098
                           -------         -------   ---------     ---------
    Total MWh Sales .      560,989         455,419   1,112,709     1,032,149
                           =======         =======   =========     =========

Average Number of Customers
   Residential  . . .       69,540          68,620      69,503        68,599
   Commercial &
    Industrial  . . .       11,722          11,630      11,696        11,624
   Other  . . . . . . .         78              74          77            74
                            ------          ------      ------        ------
    Total Customers . .     81,340          80,324      81,276        80,297
                            ======          ======      ======        ======

Total operating revenues in the second quarter of 1995 increased
10.5 percent over the same period in 1994.  Retail revenues increased
4.9 percent in the second quarter of 1995 over the same period in 1994 primarily due to a 2.9 percent retail rate increase that went into effect June 15, 1994, an increase in electricity consumption by the Company's industrial customers, and unusually warm weather during the month of June. Wholesale revenues increased 74.9 percent in the second quarter of 1995 over the same period in 1994 primarily due to regional market conditions that allowed the Company to buy significant amounts of electricity and to resell that electricity to other utilities at prices slightly higher than the purchase price.

For the six months ended June 30, 1995, total operating revenues increased
4.0 percent over the same period in 1994.  Retail revenues increased
1.8 percent over the same period in 1994 primarily due to a 2.9 percent retail rate increase that went into effect June 15, 1994, and an increase in electricity consumption by the Company's industrial customers. Wholesale revenues increased 27.9 percent over the same period in 1994 primarily due to the Company's purchases and sales in the wholesale market described above.

OPERATING EXPENSES
Power supply expenses increased 8.2 percent in the second quarter of 1995 over the same period in 1994 as the Company produced and purchased additional power to serve customer needs. Power supply expenses increased
2.5 percent for the six months ended June 30, 1995 over the same period in 1994 for the reason described above.

Transmission expenses decreased 2.3 percent in the second quarter of 1995 compared to the same period in 1994 primarily due to cost reduction measures implemented by VELCO. Transmission expenses decreased
5.6 percent for the six months ended June 30, 1995 compared to the same period in 1994 for the same reason.

Other operating expenses were virtually unchanged in the second quarter of 1995 compared to the same period in 1994. Other operating expenses decreased 1.9 percent for the six months ended June 30, 1995 compared to the same period in 1994 primarily due to cost containment measures implemented by the Company.

Maintenance expenses decreased 28.0 percent in the second quarter of 1995 compared to the same period in 1994 primarily due to cost containment measures implemented by the Company. Maintenance expenses decreased
17.1 percent for the six months ended June 30, 1995 compared to the same period in 1994 for the same reason.

Depreciation and amortization expenses increased 42.9 percent in the second quarter of 1995 over the same period in 1994 primarily due to the amortization of expenditures related to energy conservation programs and the Pine Street Marsh environmental matter and insurance litigation. (See
Note 3 of Notes to Consolidated Financial Statements.) Depreciation and amortization expenses increased 40.9 percent for the six months ended June 30, 1995 over the same period in 1994 for the same reasons.

Taxes other than income taxes increased 2.9 percent in the second quarter of 1995 over the same period in 1994, primarily due to an increase in gross revenue taxes. Taxes other than income taxes were virtually unchanged for the six months ended June 30, 1995 compared to the same period in 1994.

INCOME TAXES
Income taxes were higher in the second quarter of 1995 compared to the same period in 1994 primarily due to an increase in taxable income. Income taxes were higher for the six months ended June 30, 1995 compared to the same period in 1994 for the same reason.

OTHER INCOME
Other income decreased 6.5 percent in the second quarter of 1995 compared to the same period in 1994 primarily due to a decrease in the allowance for equity funds used during construction resulting from lower construction work in progress balances. Other income decreased
22.5 percent for the six months ended June 30, 1995, compared to the same period in 1994 primarily due to a $340,000 decrease in earnings experienced by Green Mountain Propane Gas Company, the Company's wholly-owned propane subsidiary, and a decrease in the allowance for equity funds used during construction resulting from lower construction work in progress balances. Additionally, other income for the six months ended June 30, 1994 benefited from a one-time increase of $162,000 resulting from a Vermont Supreme Court ruling overturning a VPSB decision disallowing certain DSM costs. (See Note 6 of Notes to Consolidated Financial Statements.)

INTEREST CHARGES
Interest charges increased 4.1 percent in the second quarter of 1995 over the same period in 1994 primarily due to an increase in short-term debt outstanding during the period. Interest charges increased 2.1 percent for the six months ended June 30, 1995 over the same period in 1994 for the same reason.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1995, construction and conservation expenditures totaled $7.5 million. Such expenditures in 1995 are expected to be approximately $23.5 million, principally for expansion and improvements of the Company's transmission and distribution plant and for conservation measures.

The Company anticipates issuing approximately $10 million to $15 million of common stock and $10 million to $15 million of first mortgage bonds in 1995. The proceeds will be used to finance capital projects and to retire short-term debt.


GREEN MOUNTAIN POWER CORPORATION
June 30, 1995
PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
          See Notes 3, 4, 5 and 6 of Notes to Consolidated Financial
Statements

ITEM 2.  Changes in Securities
          NONE

ITEM 3.  Defaults Upon Senior Securities
          NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
             At the Annual Shareholder's Meeting held May 18, 1995, shareholders adopted an amendment to Company's By-laws providing for the division of the Board of Directors into three classes wherein the terms of office would result in the election of one-third of the Directors each year. Shareholders elected the nominees listed below as Directors of the Company and they adopted the Compensation Program for Officers and Key Management Personnel. The voting results and a brief description of each of these matters are set forth below.

          Amendment to By-Laws
             An amendment to the By-laws providing for the division of the Board of Directors into three classes, as nearly equal in number as possible and providing that Directors serve for three years, with one class being elected each year, was approved with
56.9 percent of the outstanding shares voting in favor of the proposal and 19.6 percent voting against or abstaining.

               Total Votes For:     2,662,148
               Total Votes Against:   852,197
               Abstentions:            63,976
               Broker Non-Votes:      529,642

          Election of Directors
             Shareholders elected the nominees for Director as follows:

                                         Total Votes   Total Votes
               Nominee                       FOR        WITHHELD
          Class I (term expires 1996)
           William H. Bruett              3,901,882      206,081
           Richard I. Fricke              3,887,714      220,249
           Martin L. Johnson              3,894,877      213,086
           Thomas P. Salmon               3,894,135      213,828

          Class II (term expires 1997)
           Robert E. Boardman             3,898,763      209,220
           Merrill O. Burns               3,904,755      203,208
           Douglas G. Hyde                3,903,322      204,641
           Ruth W. Page                   3,879,689      228,274

          Class III (term expires 1998)
           Nordahl L. Brue                3,902,884      205,079
           Lorraine E. Chickering         3,887,479      220,484
           John V. Cleary                 3,899,851      208,112
           Euclid A. Irving               3,888,256      219,707


Compensation Program for Officers and Key Management Personnel

The Compensation Program for Officers and Certain Key Management Personnel (the Program) was adopted by the Board of Directors to ensure that total compensation, composed of base and variable compensation components, is competitive in the marketplace and promotes the Company's strategic objectives. The Program and the establishment of a reserve of 50,000 shares of the Common Stock of Company for issuance to participants in the Program under specific criteria described in the Program, was approved with 74.4 percent of the outstanding shares voting in favor of the proposal and 13.5 percent voting against or abstaining.

               Total Votes For:     3,477,675
               Total Votes Against:   418,666
               Abstentions:           211,622

ITEM 5.  Other Information
          NONE

ITEM 6.  (a)  EXHIBITS
                12        Computation of Ratio of Earnings to
                          Fixed Charges
                27        Financial Data Schedule

          (b)  REPORTS ON FORM 8-K
                          Form 8-K was not required to be filed
                          during the current quarter


GREEN MOUNTAIN POWER CORPORATION

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       		GREEN MOUNTAIN POWER CORPORATION
                                                		(Registrant)



 Date:  August 11, 1995	                       	/s/ C. L. Dutton
                                     	C. L. Dutton, Vice President, Chief
                                     	Financial Officer and Treasurer



Date:  August 11, 1995                       		/s/ G. J. Purcell
                                     	G. J. Purcell, Controller