Form 10-Q
period 1995-09-30
GREEN MOUNTAIN POWER CORP
filed 1995-11-13
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




                                  FORM 10-Q


X	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 1995

or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class - Common Stock               			Outstanding September 30, 1995
	$3.33 1/3 Par Value		                         	4,792,715



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets
(Unaudited)

Part 1 - Item 1


                                                                   September 30                December 31
                                                       -----------------------------------   ----------------
                                                             1995               1994               1994
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)              (In thousands)
ASSETS

ELECTRIC UTILITY
Utility Plant
    Utility plant, at original cost....................       $234,597           $223,992           $227,991
    Less accumulated depreciation......................         74,542             69,282             69,246
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        160,055            154,710            158,745
    Property under capital lease.......................         10,278             11,029             10,278
    Construction work in progress......................          8,658              8,807              6,964
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        178,991            174,546            175,987
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity (Note 2)...........         16,216             16,700             16,684
    Other investments..................................          4,078              3,957              4,067
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,294             20,657             20,751
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................             60                 70              2,113
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         16,387             10,875             15,240
    Accrued utility revenues (Note 1)..................          4,651              4,640              6,012
    Fuel, materials and supplies, at average cost......          3,599              3,286              3,314
    Prepayments........................................          1,418              1,811              1,796
    Other..............................................            249              1,014                323
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         26,364             21,696             28,798
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs...................          15,731             15,009             16,172
    Environmental proceedings costs....................          7,747              7,637              7,741
    Purchased power costs..............................          1,682                903                488
    Other..............................................         11,482             11,211             11,258
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         36,642             34,760             35,659
                                                       ----------------   ----------------   ----------------
NON-UTILITY
    Cash and cash equivalents..........................          1,977                703                579
    Other current assets...............................          2,358              4,705              5,716
    Property and equipment.............................         11,354             11,090             11,329
    Intangible assets..................................          2,735              3,141              3,022
    Other assets.......................................         18,198             12,978             12,770
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         36,622             32,617             33,416
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $298,913           $284,276           $294,611
                                                       ================   ================   ================



CAPITALIZATION AND LIABILITIES

ELECTRIC UTILITY
Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         4,808,571, 4,640,671, and 4,677,512)..........        $16,028            $15,469            $15,592
      Additional paid-in capital.......................         63,204             59,575             60,378
      Retained earnings................................         25,937             25,306             25,727
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        104,791             99,972            101,319
    Redeemable cumulative preferred stock..............          9,135              9,385              9,135
    Long-term debt, less current maturities............         67,134             78,000             74,967
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        181,060            187,357            185,421
                                                       ----------------   ----------------   ----------------

Capital Lease Obligation...............................         10,278             11,029             10,278
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          7,833              1,800              4,833
    Short-term debt....................................         23,016             12,815             20,214
    Accounts payable, trade and accrued liabilities....          4,669              4,691              5,489
    Accounts payable to associated companies...........          4,537              4,012              4,860
    Dividends declared.................................            198                199                194
    Customer deposits..................................            694              1,112                964
    Taxes accrued......................................          1,180              3,248              1,442
    Interest accrued...................................          1,657              1,818              1,953
    Other..............................................            937                491                492
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         44,721             30,186             40,441
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         23,218             19,328             22,082
    Unamortized investment tax credits.................          5,185              5,473              5,390
    Other..............................................         22,242             22,413             21,962
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         50,645             47,214             49,434
                                                       ----------------   ----------------   ----------------

NON-UTILITY
    Current liabilities................................            896                648                918
    Other liabilities..................................         11,313              7,842              8,119
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................         12,209              8,490              9,037
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $298,913           $284,276           $294,611
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1 - Item 1



                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30                         September 30
                                                              -------------------------------     -------------------------------
                                                                  1995               1994             1995               1994
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues (Note 1)...................................    $39,781            $36,684         $116,931           $110,898
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation.................      7,263              7,419           22,065             21,861
     Company-owned generation.................................      1,297                782            3,328              2,619
     Purchases from others....................................     12,548             11,340           36,850             35,210
  Other operating.............................................      4,323              4,250           13,596             13,699
  Transmission................................................      2,528              2,683            7,440              7,884
  Maintenance.................................................      1,074                963            3,158              3,475
  Depreciation and amortization...............................      3,848              3,070           10,257              7,619
  Taxes other than income.....................................      1,609              1,542            4,844              4,789
  Income taxes................................................      1,465              1,392            4,315              3,734
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     35,955             33,441          105,853            100,890
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      3,826              3,243           11,078             10,008
                                                              ------------       ------------     ------------       ------------

Other Income
  Equity in earnings of affiliates and non-utility operations.      1,153              1,054            2,693              2,745
  Allowance for equity funds used during construction.........       --                   47               27                258
  Other income and deductions, net............................         (2)                92               54                282
                                                              ------------       ------------     ------------       ------------
    Total other income........................................      1,151              1,193            2,774              3,285
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      4,977              4,436           13,852             13,293
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,580              1,694            4,924              5,174
  Other.......................................................        414                188            1,065                581
  Allowance for borrowed funds used during construction.......        (88)               (99)            (427)              (392)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      1,906              1,783            5,562              5,363
                                                              ------------       ------------     ------------       ------------
Net Income....................................................      3,071              2,653            8,290              7,930

Dividends on preferred stock..................................        194                199              582                597
                                                              ------------       ------------     ------------       ------------
Net Income Applicable to Common Stock.........................     $2,877             $2,454           $7,708             $7,333
                                                              ============       ============     ============       ============

Common Stock Data
  Earnings per share..........................................      $0.60              $0.54            $1.63              $1.61

  Cash dividends declared per share...........................      $0.53              $0.53            $1.59              $1.59

  Weighted average shares outstanding.........................      4,771              4,605            4,724              4,569


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period.................................    $25,584            $25,289          $25,727            $25,229
Net Income....................................................      3,071              2,653            8,290              7,930
                                                              ------------       ------------     ------------       ------------
                                                                   28,655             27,942           34,017             33,159
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        194                199              582                597
               - common stock.................................      2,524              2,437            7,498              7,256
                                                              ------------       ------------     ------------       ------------
                                                                    2,718              2,636            8,080              7,853
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $25,937            $25,306          $25,937            $25,306
                                                              ============       ============     ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1 - Item 1

                                                                                  Nine Months Ended
                                                                                    September 30
                                                                       ---------------------------------------
                                                                             1995                  1994
                                                                       -----------------     -----------------
                                                                                    (In thousands)
Operating Activities:
  Net Income...........................................................          $8,290                $7,930
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................          10,257                 7,619
      Dividends from associated companies less equity income...........             468                   186
      Allowance for funds used during construction.....................            (453)                 (651)
      Amortization of purchased power costs............................           4,328                 3,311
      Deferred income taxes............................................           1,546                (1,316)
      Deferred revenues................................................             303                  (700)
      Amortization of gain on sale of property.........................             (40)                  (40)
      Deferred purchased power costs...................................          (5,522)                  (80)
      Amortization of investment tax credits...........................            (205)                 (200)
      Environmental proceedings costs, net.............................            (837)                7,438
      Changes in:
        Accounts receivable............................................          (1,147)                3,939
        Accrued utility revenues.......................................           1,361                   798
        Fuel, materials and supplies...................................            (285)                 (445)
        Prepayments and other current assets...........................           3,809                  (979)
        Accounts payable...............................................          (1,142)               (3,973)
        Taxes accrued..................................................            (261)                2,851
        Interest accrued...............................................            (296)                 (252)
        Other current liabilities......................................            (147)                 (183)
      Other............................................................             484                 2,507
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          20,511                27,760
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (9,524)               (9,075)
    Conservation expenditures..........................................          (2,423)               (3,465)
    Investment in nonutility property..................................          (4,287)               (1,566)
                                                                       -----------------     -----------------
      Net cash used in investing activities............................         (16,234)              (14,106)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................           3,262                 2,746
    Issuance of long-term debt.........................................           1,916                  --
    Short-term debt, net...............................................           2,802                (6,201)
    Cash dividends.....................................................          (8,080)               (7,853)
    Reduction in long-term debt........................................          (4,833)               (1,800)
                                                                       -----------------     -----------------
      Net cash used in financing activities............................          (4,933)              (13,108)
                                                                       -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents...............            (656)                  546

    Cash and cash equivalents at beginning of period...................           2,693                   227
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................          $2,037                  $773
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date for:
       Interest (net of amounts capitalized)...........................          $6,180                $5,904
       Income taxes....................................................           2,949                 2,240

      The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995

Part 1 -- ITEM 1
1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At both September 30, 1995 and 1994, the Company had recorded deferred revenues of $700,000, in accordance with this policy. This deferred asset is recognized as an expense in subsequent interim periods.

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

                       Three Months Ended                Nine Months Ended
                          September 30                      September 30
                     ---------------------              --------------------
                     1995             1994              1995            1994
                     ----             ----              ----            ----
                        (In Thousands)                     (In Thousands)
Revenue  . . . .    $2,938           $2,695            $8,562          $9,315
Expenses . . . .     2,310            2,155             7,393           8,112
                    ------           ------            ------          ------
Net Income . . .    $  628           $  540            $1,169          $1,203
                    ======           ======            ======          ======

2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:
                            Three Months Ended          Nine Months Ended
                               September 30                September 30
                           ------------------           -----------------
                                             (In Thousands)
                          1995            1994          1995         1994
                          ----            ----          ----         ----

Vermont Yankee Nuclear
 Power Corporation
  Gross Revenue  . . . . $38,350        $39,176       $136,768     $115,438
  Net Income Applicable
    to Common Stock  . .   1,647          1,642          5,121        4,920
  Company's Equity in
    Net Income . . . . .     299            297            887          884

Vermont Electric Power
 Company, Inc.
  Gross Revenue  . . . . $12,259        $12,837        $37,091      $35,883
  Net Income
   Before Dividends  . .     302            301            950          985
  Company's Equity in
   Net Income (Includes
   preferred equity)  ..      91             95            283          294



3.  ENVIRONMENTAL MATTERS
In 1982, the United States Environmental Protection Agency (EPA) notified the Company that the EPA, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), was considering spending public funds to investigate and take corrective action involving claimed releases of allegedly hazardous substances at a site identified as the Pine Street Marsh in Burlington, Vermont. On part of this site was located a manufactured-gas facility owned and operated by a number of separate enterprises, including the Company, from the late 19th century to 1967. In its notice, the EPA stated that the Company may be a "potentially responsible party" (PRP) under CERCLA from which reimbursement of costs of investigation and of corrective action may be sought. On February 23, 1988, the Company received a Special Notice letter from the EPA stating that the letter constituted a formal demand for reimbursement of costs, including interest thereon, that were incurred and were expected to be incurred in response to the environmental problems at the site.

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

During the summer and fall of 1989, the EPA conducted the initial phase of a Remedial Investigation (RI) and commenced a Feasibility Study (FS) relating to the site. In the fall of 1990 and in 1991, the EPA conducted a second phase of RI work and studied the treatability of soils and groundwater at the site. In the fall of 1991, the EPA responded favorably to a request from the Company and other PRPs to participate in informal discussions on the EPA's ongoing investigation and evaluation of the site, and invited the Company and other interested parties to share technical information and resources with the EPA that might assist it in evaluating remedial options.

On November 6, 1992, the EPA released its final RI/FS and announced a proposed remedy with an estimated total cost of approximately
$47.0 million net present value, including 30 years' operation and maintenance costs, having an estimated net present value of approximately $26.4 million. The EPA's preferred remedy called for construction of a Containment/Disposal Facility (CDF) over a portion of the site. The CDF would have consisted of a large diked structure containing treated sediments and soils, subsurface vertical barriers and a low permeability cap, with collection trenches and hydraulic control system to capture groundwater and prevent its migration outside the area of the CDF. Collected groundwater would have been treated and discharged or stored and disposed of off-site. The proposed remedy also would have required a long-term monitoring program and construction of new wetlands to replace those that would be destroyed by construction of the CDF.

In May 1993, the Company and other PRPs submitted extensive comments to the EPA opposing the proposed remedy. In response to an earlier request from the EPA, the PRP group also submitted a detailed analysis of an alternative remedy anticipated to cost approximately $20 million. In early June 1993, in response to overwhelming negative comment, the EPA withdrew its proposed remedy and announced that it would work with all interested parties in developing a new proposal. Since then, the EPA has established a coordinating council, with representatives of PRPs, environmental groups, neighboring businesses and government agencies, and presided over by a neutral facilitator. The council is charged with determining what additional studies may be appropriate for the site and also is beginning to address remedy selection issues.

In July 1994, the Company, New England Electric System (NEES), and Vermont Gas Systems, Inc. (VGS), entered into an Administrative Order by Consent with the EPA, pursuant to which these PRPs conducted certain additional studies agreed to by the coordinating council. These studies constituted the first phase of action the council decided on to fill data gaps at the site. A second phase, including tasks carried over from the first phase, additional field studies and preparation of an addendum feasibility study are being performed by the Company and NEES under a second Order. The EPA has not required reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously advised the Company that ultimately it will seek to hold the Company and the PRPs liable for such costs.

On December 1, 1994, the Company, NEES and VGS entered into a confidential agreement with the State, the City of Burlington and nearly all other landowner PRPs under which the liability of those landowner PRPs for future Superfund response costs would be limited and specified. On December 1, 1994, the Company entered into a confidential agreement with VGS compromising contribution and cost recovery claims of each party and contractual indemnity claims of the Company arising from the 1964 sale of the manufactured gas plant to VGS, and also entered into a confidential agreement with NEES for funding of work under the second Order.

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

The Company has reached confidential settlements with two of the defendants in its insurance litigation. One of these defendants provided the Company with comprehensive general liability insurance between 1976 and 1982, and with environmental impairment liability insurance from 1981 to 1984. The defendant's policies were in place in 1982 when the EPA first notified the Company that it might be a potentially responsible party at the Pine Street Marsh site. The other defendant provided the Company with second layer excess liability coverage for a seven-month period in 1976.

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

In a rate case filed on September 26, 1994, the Company sought recovery in rates of approximately $2.7 million in expenses associated with the Pine Street site. This amount represented the Company's unrecovered expenditures between August 1993 and June 1994 for technical consultants and legal assistance in connection with EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street related costs (and whether recovery or non-recovery of past costs and any insurance proceeds is relevant to such issue), the parties to the case reached agreement that the full amount of Pine Street costs reflected in the Company's 1994 rate case should be recovered in rates. This agreement was approved by the VPSB in an order issued June 9, 1995.

Management expects to seek and (assuming treatment consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received. As of September 30, 1995, such amounts are approximately $1.7 million.

4.  1995 RETAIL RATE CASE
On September 15, 1995, the Company filed a request with the VPSB to increase retail rates by 12.7 percent. The increase is needed to cover higher power supply costs, to support additional investment in plant and equipment, to fund expenses associated with the Pine Street site and to cover higher costs of capital.

5.  1994 RETAIL RATE CASE
On September 26, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9 percent. The increase was needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers. The Company, the Department and the other parties reached a settlement agreement providing for a 9.25 percent retail rate increase effective June 15, 1995, and a target return on equity for utility operations of
11.25 percent. The agreement was approved by the VPSB on June 9, 1995. Although the 9.25 percent rate increase was effective in June, certain of the higher power costs, which the increased rates were intended to recover, will not be incurred until the fourth quarter of 1995. As a result, the Company has elected to defer $1.0 million of revenue which was billed to customers in the third quarter of 1995. This deferred revenue will be recognized in the fourth quarter of 1995 when the contractually scheduled increase in power costs begins.


6.  1993 RETAIL RATE CASE
On October 1, 1993, the Company filed a request with the VPSB to increase retail rates by 8.6 percent. The increase was needed primarily to cover the cost of buying power from independent power producers, the cost of energy conservation programs, the cost of plant additions made in the past two years, and costs incurred in 1992 and 1993 associated with the Company's response to the EPA's RI/FS and proposed remedy at the Pine Street Marsh site and with the Company's litigation against its previous insurers seeking recovery of past costs incurred and indemnity against future liabilities in connection with the site. On January 28, 1994, the Company and the other parties in the proceeding reached a settlement agreement providing for a 2.9 percent retail rate increase effective June 15, 1994, and a target return on equity for utility operations of 10.5 percent. The settlement agreement also provided for the Company's recovery in rates of $4.2 million in costs associated with the Pine Street Marsh site, as described herein above. The agreement was approved by the VPSB on May 13, 1994.

7.  1991 RETAIL RATE CASE
On July 19, 1991, the Company filed a request with the VPSB to increase retail rates by 9.96 percent to cover power supply cost increases expected in 1992, the costs of upgrading and maintaining the Company's generation, transmission and distribution facilities; expenditures associated with the Company's conservation programs; and higher employee
pension and health care costs.   In orders dated April 2, 1992 and May
21, 1992, the VPSB approved an increase of 5.6 percent, or approximately $6.6 million, effective April 2, 1992.

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

On April 22, 1994, the Vermont Supreme Court affirmed in part and reversed in part the VPSB orders. The Court overturned the VPSB's decision disallowing certain DSM costs. The impact of this portion of the Court's ruling resulted in the Company's other income since April 1992 being increased by $162,000. On the other hand, the Court overturned the VPSB decision in the Company's favor on an issue involving the method of treating accumulated depreciation, and on the inclusion of one item of Vermont Yankee's capital projections in power costs. The overall impact of the Court's ruling resulted in a reduction of $840,000 in the Company's revenues. The impact of this ruling was recognized in the first quarter of 1994.

8.  RECLASSIFICATION
Certain line items on the prior year balance sheet have been reclassified for consistent presentation with the current year.

The Consolidated Financial Statements are unaudited and, in the opinion of the Company, reflect the adjustments necessary to a fair statement of the results of the interim periods. All such adjustments, except as specifically noted in the Consolidated Financial Statements, are of a normal, recurring nature.


GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1995

Part 1 -- ITEM 2

RESULTS OF OPERATIONS

Earnings Summary
Earnings per share of common stock in the third quarter of 1995 were $0.60 compared to $0.54 in the third quarter of 1994. The increase in earnings was primarily due to an increase in consumption by the Company's commercial and industrial customers and a 9.25 percent retail rate increase that went into effect June 15, 1995.

For the nine months ended September 30, 1995 and 1994, earnings were $1.63 and $1.61, respectively.

Operating Revenues and MWh Sales
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:

                             Three Months Ended           Nine Months Ended
                                September 30                 September 30
                             ------------------           -----------------
                            1995           1994          1995           1994
                            ----           ----          ----           ----
Operating Revenues
 (In thousands)
    Retail  . . . . .     $ 34,400       $ 31,771    $  101,694    $   97,903
    Sales for Resale .       4,762          4,234        12,780        10,504
    Other . . . . .  .         619            679         2,457         2,491
                          --------       --------    ----------    ----------
    Total Operating
     Revenues  . . . . .  $ 39,781       $ 36,684    $  116,931    $  110,898
                          ========       ========    ==========    ==========

MWh Sales
    Retail  . .. . . .     418,522        402,725     1,277,465     1,268,776
    Sales for Resale .     192,502        129,601       446,268       295,699
                           -------        -------     ---------     ---------
      Total MWh Sales.     611,024        532,326     1,723,733     1,564,475
                           =======        =======     =========     =========
Average Number of
 Customers
    Residential  . . .      69,710         68,851        69,572        68,683
    Commercial &
    Industrial . . . .      11,759         11,645        11,717        11,630
    Other .  . . . . .          74             79            76            75
                            ------         ------        ------        ------
    Total Customers  .      81,543         80,575        81,365        80,388
                            ======         ======        ======        ======

Total operating revenues in the third quarter of 1995 increased
8.4 percent over the third quarter of 1994.  Retail revenues increased
8.3 percent in the third quarter of 1995 over the same period in 1994 primarily due to an increase in electricity consumption by the Company's commercial and industrial customers and a 9.25 percent retail rate increase that went into effect June 15, 1995. Wholesale revenues increased 12.5 percent in the third quarter of 1995 over the same period in 1994 primarily due to regional market conditions that allowed the Company to buy electricity and to resell that electricity to other utilities at prices slightly higher than the purchase price.

For the nine months ended September 30, 1995, total operating revenues increased 5.4 percent over the same period in 1994. Retail revenues increased 3.9 percent over the same period in 1994 primarily due to and an increase in electricity consumption by the Company's industrial customers and a 9.25 percent retail rate increase that went into effect June 15, 1995. Wholesale revenues increased 21.7 percent over the same period in 1994 primarily due to the Company's purchases and sales in the wholesale market described above.

Operating Expenses
Power supply expenses increased 8.0 percent in the third quarter of 1995 over the same period in 1994 as the Company produced and purchased additional power to serve customer needs. Power supply expenses increased 4.3 percent for the nine months ended September 30, 1995 over the same period in 1994 for the same reason.

Transmission expenses decreased 5.8 percent in the third quarter of 1995 compared to the same period in 1994 primarily due to cost reduction measures implemented by VELCO. Transmission expenses decreased
5.6 percent for the nine months ended September 30, 1995 compared to the same period in 1994 for the same reason.

Other operating expenses increased 1.7 percent in the third quarter of 1995 over the same period in 1994 primarily due to an increase in rent expense. Other operating expenses decreased 0.8 percent for the nine months ended September 30, 1995 compared to the same period in 1994 primarily due to cost containment measures implemented by the Company.

Maintenance expenses increased 11.6 percent in the third quarter of 1995 over the same period in 1994 primarily due to a scheduled increase in plant maintenance. Maintenance expenses decreased 9.1 percent for the nine months ended September 30, 1995 primarily due to cost containment measures implemented by the Company.

Depreciation and amortization expenses increased 25.3 percent in the third quarter of 1995 over the same period in 1994 primarily due to the amortization of expenditures related to energy conservation programs and the Pine Street Marsh environmental matter and insurance litigation. (See Note 3 of Notes to Consolidated Financial Statements.)
Depreciation and amortization expenses increased 34.6 percent for the nine months ended September 30, 1995 over the same period in 1994 for the same reasons.

Taxes other than income taxes increased 4.4 percent in the third quarter of 1995 over the same period in 1994 primarily due to an increase in gross revenue taxes. Taxes other than income taxes increased
1.2 percent for the nine months ended September 30, 1995 over the same period in 1994 primarily due to an increase in property taxes.

Income Taxes
Income taxes were higher in the third quarter of 1995 compared to the same period in 1994 primarily due to an increase in taxable income. Income taxes were higher for the nine months ended September 30, 1995 compared to the same period in 1994 for the same reason.

Other Income
Other income decreased 3.5 percent in the third quarter of 1995 compared to the same period in 1994 primarily due to a decrease in the allowance for equity funds used during construction resulting from lower construction work in progress balances. Other income decreased
15.6 percent for the nine months ended September 30, 1995 compared to the same period in 1994 for the same reason. Additionally, other income for the nine months ended September 30, 1994 benefited from a one-time increase of $162,000 resulting from a Vermont Supreme Court ruling overturning a VPSB decision disallowing certain DSM costs. (See Note 7 of Notes to Consolidated Financial Statements.)

Interest Charges
Interest charges increased 6.9 percent in the third quarter of 1995 over the same period in 1994 primarily due to an increase in short-term debt outstanding during the period. These charges were partially offset by a decrease in long-term interest charges resulting from a decrease in long-term debt outstanding during the period. Interest charges increased 3.7 percent for the nine months ended September 30, 1995 for the same reasons.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1995, construction and conservation expenditures totaled $13.6 million. Such expenditures in 1995 are expected to be approximately $21.9 million, principally for expansion and improvements of the Company's transmission and distribution plant and for conservation measures.

The Company anticipates issuing approximately $15 million to $25 million of unsecured debt in 1995 and $10 million to $15 million of common stock in late 1995 or early 1996. The proceeds of these financings will be used to retire short-term debt and refund approximately $9 million of high cost long-term debt.


GREEN MOUNTAIN POWER CORPORATION
September 30, 1995
PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
          See Notes 3, 4, 5, 6 and 7 of Notes to Consolidated Financial
Statements

ITEM 2.  Changes in Securities
          NONE

ITEM 3.  Defaults Upon Senior Securities
          NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
          NONE

ITEM 5.  Other Information

          Regulatory and legislative authorities at the federal level and among states across the country, including Vermont, are considering how to facilitate competition for electricity sales at the wholesale and retail levels. On October 24, 1994, the VPSB and the Department convened a "Roundtable on Competition and the Electric Industry," consisting of representatives of utilities (including the Company), customers, environmental groups and other affected parties.
On July 17, 1995, a subgroup of the Roundtable agreed on a set of fourteen principles intended to guide the debate in Vermont concerning competition. These principles, among other things, call for exploration of the potential for retail competition, honoring of past utility commitments incurred under regulation, protection for low income customers, and continued exploration of renewable resources, energy efficiency and environmental protections.

          On September 14, 1995, Governor Dean of Vermont announced his desire to provide for competition and a restructuring of the utility industry. The Governor's announcement included proposed legislative adoption of restructuring principles in 1996, a VPSB proceeding to address the issue, filing by Vermont electric utilities of detailed plans by May 1, 1996, and implementation of restructuring by the end of 1997. In response to a Department petition, the VPSB opened a proceeding on utility industry restructuring by order dated
October 17, 1995.

          Increased competitive pressure in the electric utility industry may restrict the Company's ability to charge prices high enough to recover embedded costs and may lead to changes in the manner in which rates are set by regulators from cost-based regulation to a different form of regulation that approximates market conditions.

ITEM 6.  (a)  EXHIBITS
                3-b       By-laws of the Company, as amended
                          May 18, 1995

                4-a-17 Revised form of Indenture as filed as an exhibit to Registration Statement No. 33-59383.

                10-d-15a  Green Mountain Power Corporation
                          Compensation Program for Officers and
                          Certain Key Management Personnel as
                          amended August 8, 1995

                12        Computation of Ratio of Earnings to
                          Fixed Charges

                23        Consent of Arthur Andersen LLP

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



                                   GREEN MOUNTAIN POWER CORPORATION
                                           (Registrant)



Date:  November 13, 1995               /s/ C. L. Dutton
                               C. L. Dutton, Vice President, Chief
                               Financial Officer and Treasurer



Date:  November 13, 1995                /s/ G. J. Purcell
                                G. J. Purcell, Controller