Form 10-K
period 1995-12-31
GREEN MOUNTAIN POWER CORP
filed 1996-03-29
CIK 43704

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                                  FORM 10-K

                  For the fiscal year ended December 31, 1995

                         Commission file number  1-8291

              _X_  Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 [Fee Required]


             ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

    For the transition period from ________________ to __________________


                        GREEN MOUNTAIN POWER CORPORATION
                  _____________________________________________
              (Exact name of registrant as specified in its charter)

         Vermont                                 03-0127430
___________________________             _____________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

    25 Green Mountain Drive
     South Burlington, VT                                05403
_________________________________                      __________
(Address of principal executive offices)               (Zip  Code)

Registrant's telephone number, including area code   (802) 864-5731
                                                     ________________

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



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1996, was $132,671,421.00 based on the closing price for the Common Stock on the New York Stock Exchange as reported by The Wall Street Journal.

     The number of shares of Common Stock outstanding on March 15, 1996, was 4,868,676.


DOCUMENTS INCORPORATED BY REFERENCE

	The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 16, 1996, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in Items 10, 11, 12 and 13 of
Part III of this Form 10-K.

PART 1

ITEM 1.  BUSINESS

THE COMPANY

     Green Mountain Power Corporation (the Company) is a public utility operating company engaged in supplying electrical energy in the State of Vermont in a territory with an estimated population of 198,000. It serves approximately 81,500 customers. For the year ended December 31, 1995, the Company's sources of revenue were derived as follows: 33.6% from residential customers, 31.0% from small commercial and industrial customers, 19.7% from large commercial and industrial customers, 10.6% from sales to other utilities, and 5.1% from other sources. For the same period, the Company's energy resources for retail and requirements wholesale sales were obtained as follows: 46.4% from hydroelectric sources (5.8% Company-owned, 0.1% New York Power Authority (NYPA), 37.9% Hydro-Quebec and 2.6% small power producers), 30.4% from nuclear generating sources (the Vermont Yankee plant described below), 10.2% from coal sources, 3.3% from wood, 1.5% from natural gas, and 0.7% from oil. The remaining 7.5% was purchased on a short-term basis from other utilities and through the New England Power Pool (NEPOOL). In 1995, the Company purchased 92.7% of the energy required to satisfy its retail and requirements wholesale sales (including energy purchased from Vermont Yankee and under other long-term purchase arrangements). See Note K of Notes to Consolidated Financial Statements.

     A major source of the Company's power supply is its entitlement to a share of the power generated by the 535-MW Vermont Yankee nuclear generating plant owned and operated by Vermont Yankee Nuclear Power Corporation (Vermont Yankee), in which the Company has a 17.9% equity interest. For information concerning Vermont Yankee, see "Power Resources - Vermont Yankee."

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

     The principal territory served by the Company comprises an area roughly 25 miles in width extending 90 miles across north central Vermont between Lake Champlain on the west and the Connecticut River on the east. Included in this territory are the cities of Montpelier, Barre, South Burlington, Vergennes and Winooski, as well as the Village of Essex Junction and a number of smaller towns and communities. The Company also distributes electricity in four noncontiguous areas located in southern and southeastern Vermont that are interconnected with the Company's principal service area through the transmission lines of VELCO and others. Included in these areas are the communities of Vernon (where the Vermont Yankee plant is located), Bellows Falls, White River Junction, Wilder, Wilmington and Dover. The Company also supplies at wholesale a portion of the power requirements of several municipalities and cooperatives in Vermont and one utility in another state. The Company is obligated to meet the changing electrical requirements of these wholesale customers, in contrast to the Company's obligation to other wholesale customers, which is limited to specified amounts of capacity and energy established by contract.

     Major business activities in the Company's service areas include computer assembly and components manufacturing (and other electronics manufacturing), granite fabrication, service enterprises such as government, insurance and tourism (particularly winter recreation), and dairy and general farming.

     During the years ended December 31, 1995, 1994 and 1993, electric energy sales to International Business Machines Corporation (IBM), the Company's largest customer, accounted for 12.9%, 13.7% and 13.6%, respectively, of the Company's operating revenues in those years. No other retail customer accounted for more than one percent of the Company's revenue.


RECENT RATE DEVELOPMENTS

     On September 26, 1994, the Company filed a request with the Vermont Public Service Board (VPSB) to increase retail rates by 13.9%. The increase was needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers.

     The Company, the Vermont Department of Public Service (Department), and the other parties in the proceeding reached a settlement agreement providing for a 9.25% retail rate increase effective June 15, 1995, and a target return on equity of 11.25%. The agreement was approved by the VPSB on June 9, 1995.

     On September 15, 1995, the Company filed a request with the VPSB to increase retail rates by 12.7%. The increase is needed to cover higher power supply costs, to support additional investment in plant and equipment, to fund expenses associated with the Pine Street Marsh site, and to cover higher costs of capital.

     The Company and the Department reached a settlement agreement providing for a 5.25% retail rate increase effective June 1, 1996, and a target return on equity for utility operations of 11.25%. The settlement was based on a newly negotiated arrangement with Hydro-Quebec that will result in a reduction of the Company's power supply costs below that which was anticipated, allowing the Company to reduce the amount of its rate request. The rate settlement must be reviewed and approved by the VPSB before it can take effect.


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

     Capital expenditures over the past three years and forecasted for the next five years are as follows:



                                                                               Total Net
          Generation    Transmission    Distribution    Conservation   Other	Expenditures
          ----------    ------------    ------------    ------------   ----- ------------
       (Dollars in thousands and net of AFUDC and Customer Advances For Construction)
Actual
 1993     $1,747           $1,605          $9,093         $8,136       $2,937   $23,518
 1994      2,540            1,415           7,902          6,388        1,815    20,060
 1995      2,696            1,067           8,935          4,152        2,824    19,674
Forecasted
 1996     $9,530*            $569          $8,496         $2,754       $6,601   $27,950
 1997        899              999           8,745          2,444        3,861    16,948
 1998      1,978              999           8,872          2,742        3,591    18,182
 1999      2,478              999           9,084          2,643        4,895    20,099
 2000      2,478              999           9,084          2,543        2,897    18,001

*Includes $8.771 million projected for wind project.


     Construction projections are subject to continuing review and may be revised from time-to-time in accordance with changes in the Company's financial condition, load forecasts, the availability and cost of labor and materials, licensing and other regulatory requirements, changing environmental standards and other relevant factors.

     For the period 1993-1995, internally generated funds, after payment of dividends, provided approximately 59% of total capital requirements for construction, sinking fund obligations and other requirements. Internally generated funds provided 58% of such requirements for 1995. It is expected that funds so generated will provide approximately 73% of such requirements for the period 1996 through 2000, with the remainder to be derived through short-term borrowings and the issuance of long-term debt securities and common and preferred stock.

     In December 1995, the Company sold $24,000,000 of its first mortgage bonds in three components -- $8,000,000 at an interest rate of 6.21% that will mature in 2001, $8,000,000 at an interest rate of 6.29% that will mature in 2002, and $8,000,000 at an interest rate of 6.41% that will mature in 2003. A portion of the proceeds of the sale was used to reduce short-term bank loans outstanding and the remainder has allowed the Company to refund preexisting long-term debt.

     During 1995, the Company took several steps toward enhancing its financial flexibility. The Company filed a shelf registration statement with the SEC that allows for the periodic sale to the public of its common stock, first mortgage bonds and unsecured notes. As of December 31, 1995, $26,000,000 was available under such registration statement. Additionally, the Company established medium-term note programs that allow for the sale of secured and unsecured debt.

     The Company anticipates issuing approximately $10,000,000 of common stock and $10,000,000 of first mortgage bonds in 1996. The proceeds will be used to retire short-term debt and for other corporate purposes. The amount and timing of such issuances will depend upon the financial condition of the Company, prevailing market conditions and other relevant factors.

     In connection with the foregoing, see Management's Financial
Analysis in Item 7 herein and the material appearing under the caption "Power Resources."



OPERATING STATISTICS
For the Years Ended December 31
                                                          1995          1994          1993          1992          1991
                                                       ----------    ----------    ----------    ----------    ----------


Net System Capability During Peak Month (MW)
  Hydro (1)............................................    152.1         179.0         174.9         160.6         161.3
  Lease transmissions..................................      0.3           2.1           3.9           5.7           5.7
  Nuclear (1)..........................................     81.9         107.2         109.5         109.6          85.0
  Conventional steam...................................     77.8          67.1          92.6          95.0          88.5
  Internal combustion..................................     62.0          60.2          71.0          47.4          52.0
  Combined cycle.......................................     22.0          22.6          22.8          21.6          22.6
                                                       ----------    ----------    ----------    ----------    ----------
    Total capability (MW)..............................    396.1         438.2         474.7         439.9         415.1
  Net system peak......................................    297.1         308.3         307.3         314.4         308.5
                                                       ----------    ----------    ----------    ----------    ----------
  Reserve (MW).........................................     99.0         129.9         167.4         125.5         106.6
                                                       ==========    ==========    ==========    ==========    ==========
  Reserve % of peak....................................     33.3%         42.1%         54.5%         39.9%         34.6%

Net Production (MWH)
  Hydro (1)............................................1,043,617       742,088       751,078       641,525       611,658
  Lease transmissions..................................    --            --           15,425        58,374        67,600
  Nuclear (1)..........................................  682,814       763,690       598,245       665,034       731,582
  Conventional steam...................................  673,982       651,105       748,626       762,451       799,781
  Internal combustion..................................    6,646         3,532         2,849         1,504         3,809
  Combined cycle.......................................   92,723        37,808        40,966        60,138       104,344
                                                       ----------    ----------    ----------    ----------    ----------
    Total production...................................2,499,782     2,198,223     2,157,189     2,189,026     2,318,774
  Less non-requirements sales to other utilities.......  582,942       328,794       271,224       273,087       448,110
                                                       ----------    ----------    ----------    ----------    ----------
  Production for requirements sales....................1,916,840     1,869,429     1,885,965     1,915,939     1,870,664
  Less requirements sales & lease transmissions (MWH)..1,760,830     1,730,497     1,749,454     1,794,986     1,742,308
                                                       ----------    ----------    ----------    ----------    ----------
  Losses and company use (MWH).........................  156,010       138,932       136,511       120,953       128,356
                                                       ==========    ==========    ==========    ==========    ==========
Losses as a percentage of total production.............     6.24%         6.32%         6.33%         5.53%         5.54%
System load factor (2).................................     71.2%         67.7%         68.7%         68.5%         67.9%



Sales and Lease Transmissions (MWH)
  Residential - GMP....................................  549,296       564,635       541,579       505,234       483,998
  Lease transmissons...................................    --            --           15,425        58,374        67,600
                                                       ----------    ----------    ----------    ----------    ----------
    Total Residential..................................  549,296       564,635       557,004       563,608       551,598
  Commercial & industrial - small......................  608,688       604,686       593,560       582,594       571,818
  Commercial & industrial - large......................  556,278       521,400       529,372       539,665       519,201
  Other................................................    8,855         1,146         8,868         6,312         2,770
                                                       ----------    ----------    ----------    ----------    ----------
    Total retail sales and lease transmissions.........1,723,117     1,691,867     1,688,804     1,692,179     1,645,387
  Sales to municipals and cooperatives and
    other requirements sales...........................   37,713        38,630        60,650       102,807        96,921
                                                       ----------    ----------    ----------    ----------    ----------
    Total requirements sales...........................1,760,830     1,730,497     1,749,454     1,794,986     1,742,308
  Other sales for resale...............................  582,942       328,794       271,224       273,087       448,110
                                                       ----------    ----------    ----------    ----------    ----------
    Total sales and lease transmissions................2,343,772     2,059,291     2,020,678     2,068,073     2,190,418
                                                       ==========    ==========    ==========    ==========    ==========

Average Number of Electric Customers
  Residential..........................................   69,659        68,811        67,994        67,201        66,406
  Commercial and industrial - small....................   11,712        11,611        11,447        11,245        11,215
  Commercial and industrial - large....................       24            24            25            24            24
  Other................................................       76            76            74            73            71
                                                       ----------    ----------    ----------    ----------    ----------
    Total..............................................   81,471        80,522        79,540        78,543        77,716
                                                       ==========    ==========    ==========    ==========    ==========


Average Revenue per KWH (Cents)
  Residential including lease revenues.................    10.09          9.03          8.94          8.44          8.06
  Lease charges........................................      --            --           0.06          0.41          0.26
                                                       ----------    ----------    ----------    ----------    ----------
    Total Residential..................................    10.09          9.03          9.00          8.85          8.32
  Commercial and industrial - small....................     8.42          8.00          7.97          7.82          7.53
  Commercial and industrial - large....................     5.86          6.02          5.96          5.89          5.72
  Total retail including lease revenues................     8.36          7.96          7.86          7.56          7.29


Average Use and Revenue Per Residential Customer
  Kilowatt hours including lease transmissions.........    7,885         8,206         8,192         8,387         8,306
  Revenues including lease revenues....................     $796          $741          $733          $707          $670


(1) See Note K of Notes to Consolidated Financial Statements.
(2) Load factor is based on net system peak and firm MWH production less off-system losses.



DEMAND-SIDE MANAGEMENT

     The Company develops and implements demand-side management (DSM) programs as part of its long-term resource strategy. These programs are aimed at improving the match between customer needs and the Company's ability to supply those needs at a reasonable cost. Energy conservation, load management and efficient electric use are central to these program efforts and provide the means for controlling operating expenses and requirements for additional capital investment. With more efficient electric consumption, the use of existing resources can be optimized. DSM program components, energy conservation, load-management and efficient electric use also provide customers with options and choices with respect to their use and cost of electric service.

     In 1994, the Company focused its energy efficiency activities on phasing out programs that were no longer cost effective in light of reduced electricity market prices. In 1995, the Company entered into an agreement to work with the Department to design new programs and to refine other, continuing programs. During the summer of 1995, the Company developed and implemented these program modifications and new programs.

     The most innovative of the new programs is targeted for the Company's customers in the Mad River Valley of Central Vermont. A growing load there and limited transmission and distribution capacity in the area provided an ideal opportunity to direct energy efficiency efforts where short-term benefits from avoided transmission and distribution costs (as opposed to longer term avoided generation costs) are high. The Company, in the Mad River Valley, also can test the ability of energy efficiency programs to reduce local area demand peaks in a limited time. The programs offered in the Mad River Valley include a residential retrofit program, a residential new construction assessment-fee program, and two commercial and industrial retrofit programs, one targeting large customers and the other targeting small customers.

     The Company also invested in 1995 in the promotion of efficient, environmentally-friendly electro-technologies. We believe that energy efficiency means more than just conservation. In many cases, efficient electrical technologies are the optimum technology. Most activities were centered around heat pumps, which are under-utilized in Vermont. A series of seminars for local building designers, contractors, and equipment vendors were held to familiarize them with this technology to help invigorate a local infrastructure to support the technology.

     All of the Company's other programs are "lost opportunity" programs, in which energy efficient measures are undertaken when cost-effective and when the failure to install a program would mean that the opportunity to do so is, for all practical purposes, lost. The Company provides a comprehensive set of commercial, industrial and residential programs that are substantially lower in cost than the retrofit programs offered several years ago. In part because of the shift away from retrofit programs, and in part because of a general push for greater administrative efficiencies in delivering DSM programs, the Company reduced its staff from approximately 25 full time employees to 18. Administrative improvements and program design changes have allowed the Company to combine, for example, the jobs of program managers of the commercial and industrial new construction and equipment replacements program into one manager who oversees both programs.



     In 1995, the Company spent approximately $3,700,000 on energy efficiency programs, approximately 2.8% of retail revenue. Efficient technologies installed in 1995 saved approximately 9,200 Mwh per year.

     In 1995, the Company began to broaden its range of energy services beyond energy-efficiency programs supported by regulated utility operations. Over time, the Company anticipates a gradual but steady transition of some energy efficiency services away from regulated activities paid for by all customers to more energy efficiency services paid for by the customers who use them.


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


     Dispatchable and Interruptible Service Contracts. In 1995, the Company had interruptible/dispatchable power contracts with three major ski areas, interruptible only contracts with two customers and dispatchable-only contracts with an additional eighteen customers. The interruptible portion of the contracts allow the Company to control power supply capacity charges by reducing the Company's capacity requirements. During 1995, the Company did not request any interruptions due to the surplus capacity in the region. The dispatchable portion of the contracts allows customers to purchase electricity during times designated by the Company when low cost power is available at the energy only cost of the rate. The customers' demand during these periods is not considered in calculating the monthly billing. This program provides customers with discretionary use of portions of their load the opportunity to maximize their energy value and at the same time the Company is able to retain customer load requirements that might otherwise be met through alternative means. These programs are available by tariff for qualifying customers.


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


POWER RESOURCES

     The Company generated, purchased or transmitted 1,853,890.7 MWh of energy for retail and wholesale customers for the twelve months ended December 31, 1995. The corresponding maximum one-hour integrated demand during that period was 297.1 MW on February 6, 1995. This compares to the previous all-time peak of 322.6 MW on December 27, 1989. The following tabulation shows the source of such energy for the twelve-month period and the capacity in the month of the period system peak. See also "Power Resources - Long-Term Power Sales."

                                   Net Generated and      Net Generated and
                                    Purchased Year        Purchased in Month
                                   Ended 12/31/95 (a)      of Annual Peak
                                  ___________________    ___________________
                                     MWh         %          KW          %
WHOLLY OWNED PLANTS
  Hydro                            110,503.1    5.8        35,300       8.9
  Diesel and Gas Turbine             2,445.5    0.1        70,970      17.9

JOINTLY OWNED PLANTS
  Wyman #4                           4,037.1    0.2         7,040       1.8
  Stony Brook I                     12,164.5    0.6         7,590       1.9
  McNeil                             9,051.2    0.5         6,830       1.7

OWNED IN ASSOCIATION W/OTHERS
  Vermont Yankee Nuclear           582,087.7   30.4        81,940      20.7

NYPA LEASE TRANSMISSIONS
  State of Vermont (NYPA)            1,743.6    0.1           250       0.1

LONG-TERM PURCHASES
  Hydro-Quebec                     724,080.2   37.9        99,090      25.0
  Merrimack #2                     194,709.2   10.2        31,220       7.9
  Stony Brook I                     23,613.5    1.2        14,520       3.7
  Small Power Producers            105,038.1    5.5        24,340       6.1

SHORT-TERM PURCHASES               143,063.6    7.5        16,990       4.3
                                 ___________   ____       _______     _____
  Less System Sales Energy         (58,646.6)

  TOTAL                          1,853,890.7  100.00      396,080    100.00
                                 ===========  ======      =======    ======

    NOTE:  (a)  Excludes losses on off-system purchases, totaling 62,553
MWh.

     Vermont Yankee. The Company and Central Vermont Public Service Corporation acted as lead sponsors in the construction of the Vermont Yankee nuclear plant, a boiling-water reactor designed by General Electric Company. The plant, which became operational in 1972, has a generating capacity of 535 MW. Vermont Yankee has entered into power contracts with its sponsor utilities, including the Company, that expire at the end of the life of the unit. Pursuant to its Power Contract, the Company is required to pay 20% of Vermont Yankee's operating expenses (including depreciation and taxes), fuel costs (including charges in respect of estimated costs of disposal of spent nuclear fuel), decommissioning expenses, interest expense and return on common equity, whether or not the Vermont Yankee plant is operating. In 1969, the Company sold to other Vermont utilities 2.735% of its entitlement to the output of Vermont Yankee. Accordingly, those utilities have an obligation to the Company to pay 2.735% of Vermont Yankee's operating expenses, fuel costs, decommissioning expenses, interest expense and return on common equity. Vermont Yankee has also entered into capital funds agreements with its sponsor utilities that expire on December 31, 2002. Under its Capital Funds Agreement, the Company is required, subject to obtaining necessary regulatory approvals, to provide 20% of the capital requirements of Vermont Yankee not obtained from outside sources.

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

     During periods when Vermont Yankee is unavailable, the Company incurs replacement-power costs in excess of those costs that the Company would have incurred for power purchased from Vermont Yankee.
Replacement power is available to the Company from NEPOOL and through special contractual arrangements with other utilities. Replacement-power costs adversely affect cash flow and, absent deferral, amortization and recovery through rates, would adversely affect reported earnings. Routinely, in the case of scheduled outages for refueling, the VPSB has permitted the Company to defer, amortize and recover these excess replacement power costs for financial reporting and ratemaking purposes over the period until the next scheduled outage. Vermont Yankee has adopted an 18-month refueling schedule. On March 16, 1995, Vermont Yankee began a scheduled refueling outage which ended May 3, 1995. Vermont Yankee's next scheduled refueling is August 1996. In the case of unscheduled outages of significant duration resulting in substantial unanticipated costs for replacement power, the VPSB generally has authorized deferral, amortization and recovery of such costs.

     Vermont Yankee's current estimate of decommissioning is approximately $347,000,000, of which $141,000,000 has been funded. At December 31, 1995, the Company's portion of the net unfunded liability was $36,000,000, which it expects will be recovered through rates over Vermont Yankee's remaining operating life. As a sponsor of Vermont Yankee, the Company also is obligated to provide 20% of capital requirements not obtained by outside sources.


During 1995, the Company incurred $27,700,000 in Vermont Yankee annual capacity charges, which included $1,800,000 for interest charges. The Company's share of Vermont Yankee's long-term debt at December 31, 1995 was $13,100,000.

     Vermont Yankee incurred capital expenditures of approximately $2,191,000 in 1995, $2,086,000 in 1994 and $7,229,000 in 1993. Vermont
Yankee estimates capital expenditures amounting to approximately
$13,691,000 for 1996.

     During the year ended December 31, 1995, the Company utilized 582,087.7 MWh of Vermont Yankee energy to meet 30.4% of its retail and requirements wholesale sales. The average cost of electricity produced by the plant in 1995 was 4.7 per KWh. In 1995, Vermont Yankee had an annual capacity factor of 85.0%, compared to 96.1% in 1994 and 76.9% in 1993.

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

     The above insurance covers all workers employed at nuclear facilities prior to January 1, 1988, for bodily injury claims. Vermont Yankee has purchased a master worker insurance policy with limits of $200,000,000 with one automatic reinstatement of policy limits to cover workers employed on or after January 1, 1988. Vermont Yankee's estimated contingent liability for a retrospective premium on the master worker policy as of December 1995 is $3,100,000. The secondary financial protection program referenced above provides coverage in excess of the Master Worker policy.

     Insurance has been purchased from Nuclear Electric Insurance Limited (NEIL II and NEIL III) to cover the costs of property damage, decontamination or premature decommissioning resulting from a nuclear incident. All companies insured with NEIL II and III are subject to retroactive assessments if losses exceed the accumulated funds available. The maximum potential assessment against Vermont Yankee with respect to NEIL II losses arising during the current policy year is $14,000,000 and the NEIL III maximum retroactive assessment is $7,000,000. Vermont Yankee's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.


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


     Phase II. Agreements executed in 1985 among the Company, VELCO and other NEPOOL members and Hydro-Quebec, provided for the construction of the second phase (Phase II) of the interconnection between the New England electric system and that of Hydro-Quebec. Phase II expands the Phase I facilities from 690 MW to 2,000 MW, and provides for transmission of Hydro-Quebec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. Construction of Phase II commenced in 1988 and was completed in late 1990. The Phase II facilities commenced commercial operation November 1, 1990, initially at a rating of 1,200 MW, and increased to a transfer capability of 2,000 MW in July 1991. The Hydro-Quebec-NEPOOL Firm Energy Contract provides for the import of economical Hydro-Quebec energy into New England. The Company is entitled to 3.2% of the Phase II power-supply benefits.
Total construction costs for Phase II were approximately $487,000,000. The New England participants, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. As a supporting participant, the Company must make support payments under 30-year agreements. These support agreements meet the capital lease accounting requirements under SFAS 13. At December 31, 1995, the present value of the Company's obligation was $9,800,000. The Company's projected future minimum payments under the Phase II support agreements are $488,924 for each of the years 1996-2000 and an aggregate of $7,333,867 for the years 2001-2020.

     The Phase II portion of the project is owned by New England Hydro-Transmission Electric Company, Inc. and New England Hydro-Transmission Corporation, subsidiaries of New England Electric System, in which certain of the Phase II participating utilities, including the Company, own equity interests. The Company owns approximately 3.2% of the equity of the corporations owning the Phase II facilities. During construction of the Phase II project, the Company, as an equity sponsor, was required to provide equity capital. At December 31, 1995, the capital structure of such corporations was 38% common equity and 62% long-term debt.


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


                                 July 1984               December 1987 Contract
                                  Contract      Schedule A    Schedule B    Schedule C3
                                 __________     __________    __________    ___________
                                                        (Dollars in thousands)

Capacity Acquired                  50 MW          17 MW         68 MW          46 MW

Contact Period                   1985-1995      1990-1995     1995-2015      1995-2015

Minimum Energy Purchase             50%            50%           75%            75%
 (annual load factor)

Annual Energy Charge              $3,091         $1,798        $2,468          $1,317
                                  (1995)         (1995)        (1995)          (1995)
                                                              $14,967         $10,324
                                                            (1996-2015)*    (1996-2015)*

Annual Capacity Charge            $2,367         $1,195        $3,482           $821
                                  (1995)         (1995)        (1995)          (1995)
                                                              $16,731         $10,484
                                                            (1996-2015)*    (1996-2015)*

Average Cost per KWH               3.0            5.5           5.9             4.0
                                  (1995)         (1995)        (1995)          (1995)
                                                                6.7             6.1
                                                            (1996-2015)**   (1996-2015)**
* Estimated average
** Estimated average in nominal dollars, levelized over the period indicated.


     The Company's purchases pursuant to the contract with Hydro-Quebec entered into December 4, 1987, are as follows: (1) Schedule A -- 17 MW of firm capacity and associated energy to be delivered at the Highgate interconnection for five years beginning 1990; (2) Schedule B -- 68 MW of firm capacity and associated energy to be delivered at the Highgate interconnection for twenty years beginning in September 1995; and (3) Schedule C3 -- 46 MW of firm capacity and associated energy to be delivered at interconnections to be determined at a later time for 20 years beginning in November 1995.

     At present, the Schedule C3 purchases are being delivered over the Company's entitlement to the NEPOOL/Hydro-Quebec interconnection (Phase I and Phase II). By use of the interconnection for Schedule C3 or other power transactions, the Company foregoes certain savings associated with other power deliveries for NEPOOL that would take place if the interconnection were not utilized for firm purchases. (Please also see description of the 1996 arrangement described below).

     In September 1994, the Company negotiated a renewal of a short-term "tertiary energy" contract with Hydro-Quebec under which Hydro-Quebec delivers up to 61 MW of capacity and energy to the Company over the NEPOOL/Hydro-Quebec interconnection. The electricity purchased under this tertiary contract is priced at less than 2.5 per KWh. The benefits realized by the Company from this favorably priced electricity will be greater than those associated with deliveries foregone by the Company otherwise available over the NEPOOL/Hydro-Quebec interconnection. The most recent tertiary energy contract will expire in August 1996. The Company anticipates that purchases of tertiary energy will extend beyond August 1996, but these purchases will be subject to the availability of the Hydro-Quebec/New England interconnection.

     During 1994, the Company negotiated an arrangement with Hydro-Quebec that reduces the cost impacts associated with the purchase of Schedules B and C3 under the 1987 contract, over the November 1995 through October 1999 period (the July 1994 Agreement). Under the July 1994 Agreement, the Company, in essence, will take delivery of the amounts of energy as specified in the 1987 contract, but the associated fixed costs will be significantly reduced from those specified in the 1987 contract.

     As part of the July 1994 Agreement, the Company is obligated to purchase $3,000,000 (in 1994 dollars) worth of research and development work from Hydro-Quebec over the four-year period, and made a $7,500,000 (in 1994 dollars) cash payment to Hydro-Quebec in 1995. The Company has exercised an option to purchase $1,000,000 worth of additional research and development work and the $7,500,000 cash payment was reduced accordingly. Hydro-Quebec retains the right to curtail annual energy deliveries by 10% up to five times, over the 2000 to 2015 period, if documented drought conditions exist in Quebec.

     During the first year of the July 1994 Agreement (the period from November 1995 through October 1996), the average cost per KWh of Schedules B and C3 combined will be cut from 6.4 to 4.2 per KWh, a 34% (or $16,000,000) cost reduction. Over the four-year period covered by the arrangement, combined unit costs will be lowered from 6.4 to 5.3 per KWh, reducing unit costs by 18% and saving $34,100,000 in nominal terms.

     All of the Company's contracts with Hydro-Quebec call for the delivery of system power and are not related to any particular facilities in the Hydro-Quebec system. Consequently, there are no identifiable debt-service charges associated with any particular Hydro-Quebec facility that can be distinguished from the overall charges paid under the contracts.

     Under an arrangement negotiated in January 1996, Hydro-Quebec will provide cash payments to the Company of $3,000,000 in 1996 and $1,100,000 in 1997. In response, the Company will shift up to 40 megawatts of the Schedule C3 deliveries to an alternate transmission path, and use the associated portion of the NEPOOL/Hydro-Quebec interconnection facilities to purchase power for the period of September 1996 through June 2001 at prices that vary based upon conditions in effect when the purchases are made. The 1996 arrangement also provides for minimum payments by the Company to Hydro-Quebec, for periods in which power is not purchased under the agreement. Although the level of benefits to the Company will depend on various factors, the Company estimates that the 1996 arrangement will provide a minimum benefit of $1,800,000, net present value.

    In 1995, the Company utilized 190,779.7 MWh of Hydro-Quebec energy under the July 1984 contract, 52,816.4 MWh under the December 1987 contract Schedule A, 99,017.5 Mwh under Schedule B, 49,036.0 Mwh under Schedule C3, and 332,430.6 MWh under the tertiary energy contract to meet 37.9% of its retail and requirements wholesale sales. The average cost of Hydro-Quebec electricity in 1995 was 3.8 per KWh. See Notes J and K-2 of Notes to Consolidated Financial Statements.


     New York Power Authority (NYPA). The Department allocates NYPA power to the Company who, in turn, delivers the power to its residential and farm customers. The Company purchased at wholesale 1,743.6 MWh to meet 0.1% of its retail and requirements wholesale sales of NYPA power at an average cost of 1.1 per KWh in 1995. Under the allocation currently made by NYPA of NYPA power to states neighboring New York, the amount of such power delivered to residential and farm customers in the Company's service territory will be as follows:

                                    Entitlements to Customers
                                         in the Company's
               Period                Service Territory (MW)
               ------               -------------------------

         July 1995 - June 1996                 0.3
         July 1996 - June 1997                 0.3
         July 1997 - June 1998                 0.3


     Merrimack Unit #2. Merrimack Unit #2 is a coal-fired steam plant of 356-MW capacity located in Bow, New Hampshire, and owned by Northeast Utilities. The Company is entitled to 30.457 MW of capacity and related energy from the unit under a 30-year contract terminating May 1, 1998. During the year ended December 31, 1995, the Company utilized
194,709.2 MWh from the unit to meet 10.2% of its total retail and requirements wholesale sales. The average cost of electricity from this unit was 3.0 per KWh in 1995. See Note K-1 of Notes to Consolidated Financial Statements.


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

     During 1995, the Company utilized 35,778.0 MWh from this plant to meet 1.8% of its retail and requirements wholesale sales at an average cost of 5.4 per Kwh, the portion of these costs attributable to the
30.2 MW joint ownership share are based only on operation, maintenance, and fuel costs incurred in 1995. See Note I-3 and K-1 of Notes to Consolidated Financial Statements.


     Wyman Unit #4. The W. F. Wyman Unit #4, which is located in Yarmouth, Maine, is an oil-fired steam plant with a capacity of 619 MW. The construction of this plant was sponsored by Central Maine Power Company. The Company has a joint-ownership share of 1.1% (7.1 MW) in the Wyman #4 unit, which began commercial operation in December 1978.

     During 1995, the Company utilized 4,037.1 MWh from this unit to meet 0.2% of its retail and requirements wholesale sales at an average cost of 4.4 per Kwh, based only on operation, maintenance, and fuel costs incurred during 1995. See Note I-3 of Notes to Consolidated Financial Statements.


     McNeil Station. The J. C. McNeil station, which is located in Burlington, Vermont, is a wood chip and gas-fired steam plant with a capacity of 53.6 MW. The Company has an 11% or 5.9 MW interest in the
J. C. McNeil plant, which began operation in June 1984. During 1995, the Company utilized 9,051.2 MWh from this unit to meet 0.5% of its retail and requirements wholesale sales at an average cost of 4.6 per Kwh, based only on operation, maintenance, and fuel costs incurred during 1995. In 1989, the plant added the capability to burn natural gas on an as-available/interruptible service basis. See Note I-3 of Notes to Consolidated Financial Statements.

     Small Power Production. The VPSB has adopted rules that implement for Vermont the purchase requirements established by federal law in the Public Utility Regulatory Policies Act of 1978 (PURPA). Under the rules, qualifying facilities have the option to sell their output to a central state purchasing agent under a variety of long- and short-term, firm and non-firm pricing schedules, each of which is based upon the projected Vermont composite system's power costs which would be required but for the purchases from small producers. The state purchasing agent assigns the energy so purchased, and the costs of purchase, to each Vermont retail electric utility based upon its pro rata share of total Vermont retail energy sales. Utilities may also contract directly with producers. The rules provide that all reasonable costs incurred by a utility under the rules will be included in the utilities' revenue requirements for ratemaking purposes.

     Currently, the state purchasing agent, Vermont Power Exchange, Inc.
(VPEX), is authorized to seek 150 MW of power from qualifying facilities under PURPA, of which the Company's current pro rata share would be approximately 32.4% or 48.7 MW.

     The rated capacity of the qualifying facilities currently selling power to VPEX is approximately 74 MW. These facilities were all online by the spring of 1993, and no other projects are under development. The Company does not expect any new projects to come online in the foreseeable future because the excess capacity in the region has eliminated the need and value for additional qualifying facilities.

     The Company and some utilities and producers have formed Vermont Electric Power Producers, Inc. (VEPPI) to be the purchasing agent for electricity produced by qualifying facilities in Vermont. VEPPI and three other entities have sought VPSB approval to succeed VPEX. In late 1995, the VPSB's Hearing Examiner recommended that VEPPI be selected to perform this function for a five-year term that will begin in 1996. The VPSB has accepted this recommendation. The Company estimates that purchasing agent operations under VEPPI will save the Company about $70,000 per year.

     In 1995, the Company, through both its direct contracts and the Vermont Power Exchange, purchased 105,038.1 MWh of qualifying facilities production to meet 5.5% of its retail and requirements wholesale sales at an average cost of 10.4 per KWh.


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

     During 1995, the Company purchased 143,063.6 MWh, 7.5% of the Company's retail and requirements wholesale sales, at an average cost of
2.4  per KWh under such arrangements.


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


     Company Hydroelectric Power. The Company wholly owns and operates eight hydroelectric generating facilities, the largest of which has a generating output of 8.8 MW, located on river systems within its service area. In 1995, these plants provided 110,503.1 MWh of low-cost energy, meeting 5.8% of the Company's retail and requirements wholesale sales at an average cost of 0.7 per Kwh, based only on operation, maintenance, and fuel costs incurred in 1995. See "State and Federal Regulation."


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


     Fuel. During 1995, the Company's retail and requirements wholesale sales were provided by the following fuel sources: 46.4% from hydro (5.8% Company-owned, 0.1% NYPA, 37.9% Hydro-Quebec and 2.6% small power producers), 30.4% from nuclear, 10.2% from coal, 3.3% from wood, 1.5% from natural gas, and 0.7% from oil. The remaining 7.5% was purchased on a short-term basis from other utilities and through NEPOOL.

     Vermont Yankee has approximately $133,000,000 of "requirements based" purchase contracts for nuclear fuel needs to meet substantially all of its power production requirements through 2002. Under these contracts, any disruption of operating activity would allow Vermont Yankee to cancel or postpone deliveries until actually needed.

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

     The DOE contract obligates Vermont Yankee to pay a one-time fee of approximately $39,300,000 for disposal costs for all spent fuel discharged through April 7, 1983. Although such amount has been collected in rates from the Vermont Yankee participants, Vermont Yankee has elected to defer payment of the fee to the DOE as permitted by the DOE contract. The fee must be paid no later than the first delivery of spent nuclear fuel to the DOE. Interest accrues on the unpaid obligation based on the thirteen-week Treasury Bill rate and is compounded quarterly. Through 1995, Vermont Yankee accumulated approximately $66,000,000 in an irrevocable trust to be used exclusively for defeasing this obligation at some future date, provided the DOE complies with the terms of the aforementioned contract.

     The Company does not maintain long-term contracts for the supply of oil for the oil-fired peaking unit generating stations wholly owned by it (80 MW). The Company did not experience difficulty in obtaining oil for its own units during 1995, and, while no assurance can be given, does not anticipate any such difficulty during 1996. None of the utilities from which the Company expects to purchase oil- or gas-fired capacity in 1996 has advised the Company of grounds for doubt about maintenance of secure sources of oil and gas during the year.

     Coal for Merrimack #2 is presently being purchased by under a long-term contract from Balley Mine in western Pennsylvania and occasionally on the spot market from northern West Virginia and southern Pennsylvania sources. The sponsor of Merrimack advises that, as of March 11, 1996, there were 154,000 tons of coal at the plant.

     Wood for the McNeil plant is furnished to the Burlington Electric Department from a variety of sources under short-term contracts ranging from several weeks' to six months' duration. The McNeil plant used 196,626 tons of wood chips and mill residue and 130,703,000 cubic feet of gas in 1995. The McNeil plant is forecasting consumption of wood chips for 1996 to be 150,000 tons and gas consumption of 300,000,000 cubic feet. Burlington Electric Department advises that, as of February 24, 1996, there were 17,550 tons of wood chips in inventory for the McNeil plant.

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


FUTURE POWER RESOURCES

Wind Project
     The Company's 20 years of research and development work in wind generation was recognized in 1993 when the Company was selected by the United States Department of Energy (DOE) and the Electric Power Research Institute (EPRI) to build a commercial scale wind-powered facility. The Company was awarded $3,500,000 by the DOE and EPRI, to provide partial funding for the wind project. The overall cost of the project, which will be located in the southern Vermont towns of Searsburg and Readsboro, is estimated to be $10,100,000. The Company estimates that it will spend approximately $8,700,000 on this project in 1996. The new wind facility will consist of eleven wind turbines and will generate 6 MW of electricity.

     In May 1995, the Company filed an application with the VPSB seeking a Certificate of Public Good for the wind project. In late January 1996, a hearing officer for the VPSB recommended that the Company be awarded the Certificate of Public Good to allow the Company to construct its proposed wind facility in Searsburg. The Company hopes to begin construction in the spring of 1996 and to have the facility in operation by year end.

     The Company has selected Zond Development Corporation of Tehachapi, California, to supply the wind turbines. Zond will install eleven 550 kilowatt wind turbines (model Z-40) at the Searsburg site. The wind turbines were developed by Zond in conjunction with the DOE Value Engineered Turbine project. The Z-40 currently is the largest wind turbine commercially produced in the United States.

     The Company is a utility leader in wind power research. The Company's extensive wind resource database shows that wind power is technically feasible and is becoming economically viable at other sites within Vermont. Several years of wind turbine operation at Mt. Equinox, Vermont, has provided the Company with valuable knowledge about the effects of icing and extreme cold on the performance of wind turbines, and the necessary adaptations for these conditions.

     The Searsburg wind project affords an opportunity to employ turbines that are of an advanced design and larger scale than the Mt. Equinox turbines. The economies of scale and advanced technology inherent in these turbines offers a more competitive and reliable source of power than earlier designs. First-hand knowledge about these turbines in Vermont's climatic conditions will enable the Company to make intelligent and timely decisions about this power resource, which can be installed in increments that closely match the need for power. Furthermore, the project's size and northerly location will boost the commercialization of wind power by deploying a new model of turbines in sufficient quantities to obtain statistically valid operations and maintenance data, which will be shared with utilities. Finally, information related to the siting, permitting, and possible impacts on the natural environment will also be documented and shared with the industry and the public.

     The Company estimates that the wind project will cause rates to rise less than one-half of 1 percent in the first several years of the project. Early in the next century, however, the Company projects that electricity from wind energy will cost less than comparable power from other sources. Over the life of the project, the average cost of electricity from the wind farm, which provides electricity at times of peak demand for the Company, is expected to be competitive with the cost of alternatives in the market.


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

     The Company's wholesale rate on sales to four wholesale customers is regulated by the FERC. Revenues from sales to these customers were approximately 0.9% of operating revenues for 1995.

     Late in 1989, the Company began serving a municipal utility, Northfield Electric Department, under its wholesale tariff. This customer increased the Company's electricity sales by approximately 22,777 MWh and peak requirements by approximately 6 MW. Revenues in 1995 from Northfield were $1,263,265.

     The Company provides transmission service to twelve customers within the State under rates regulated by the FERC; revenues for such services amounted to less than 1% of the Company's operating revenues for 1995.

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


     Licensing. Pursuant to the Federal Power Act, the FERC has granted licenses for the following hydro projects:

Project             Issue Date                     Period
-------             ----------                     ------

Bolton             February 5, 1982      February 5, 1982 - February 4, 2022

Essex              March 30, 1995        March 1, 1995 - March 1, 2025

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

     The Company's Integrated Resource Plan was published in June 1995. It was developed in a manner consistent with the Department's Plan. The 1995 Integrated Resource Plan calls for a greater emphasis on distributed utility approaches that can best use the Company's assets, maximize the benefit of demand-side management programs, and provide customers with the highest quality service.


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

     On November 6, 1992, the EPA released its final RI/FS and announced a proposed remedy with an estimated present value total cost of approximately $47,000,000. This amount included 30 years' estimated operation and maintenance costs, with a net present value of approximately $26,400,000. The EPA's preferred remedy called for construction of a Containment/Disposal Facility (CDF) over a portion of the site. The CDF would have consisted of subsurface vertical barriers and a low permeability cap, with collection trenches and hydraulic control system to capture groundwater and prevent its migration outside of the CDF. Collected groundwater would have been treated and discharged or stored and disposed of off-site. The proposed remedy also would have required construction of new wetlands to replace those that would be destroyed by construction of the CDF and a long-term monitoring program.

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

     In July 1994, the Company, New England Electric System (NEES), and Vermont Gas Systems, Inc. (VGS), entered into an Administrative Order by Consent, with the EPA, pursuant to which these PRPs are conducting certain additional studies that have been agreed to by the coordinating council. These studies constitute the first phase of action the council has decided on to fill data gaps at the site. A second phase, including tasks carried over from the first phase, additional field studies and preparation of an addendum feasibility study was begun during 1995 by the same parties under a second Order. The EPA has not required reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously advised the Company that ultimately it will seek to hold the Company and the PRPs liable for such costs. These costs have been estimated to be at least $4,500,000, but the Company has sufficient reserves on its balance sheet to cover such costs.

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

     In December 1991, the Company brought suit against several previous insurers seeking recovery of unrecovered past costs and indemnity against future liabilities associated with environmental problems at the site. Discovery in the case is largely complete, with the exception of expert discovery, which was stayed by the magistrate pending the resolution of Summary Judgment Motions filed by the Company. In August 1994, the Magistrate granted the Company's Motion for Summary Judgment with respect to defense costs against one defendant and denied it against another defendant. The United States District Judge affirmed those orders on September 30, 1994.

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

     Through rate cases filed in 1991, 1993 and 1994, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Marsh site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and June 30, 1994 (in the total of approximately $7,300,000) for technical consultants and legal assistance in connection with the EPA's enforcement actions at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Vermont Department of Public Service (the Department) reached agreements in these cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB on April 2, 1992, on May 13, 1994, and on June 5, 1995, reflected the Pine Street Marsh related expenditures referred to above.

     In a rate case filed on September 15, 1995, the Company sought recovery in rates of approximately $1,300,000 in expenses associated with the Pine Street site. This amount represented the Company's unrecovered expenditures between July 1994 and June 1995 for technical consultants and legal assistance in connection with EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street related costs (and whether recovery or non-recovery of past costs and any insurance proceeds is relevant to such issue), the parties to the case have reached agreement that the full amount of Pine Street costs reflected in the Company's 1995 rate case should be recovered in rates. This agreement is currently pending before the VPSB.

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

     Under the law, the Department can sell electricity purchased from any source at retail to all customer classes throughout the state, but only if it convinces the VPSB and other state officials that the public good will be served by such sales. The Department has made limited additional retail sales of electricity. The Department retains its traditional responsibilities of public advocacy before the VPSB and electricity planning on a statewide basis.

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

     On September 14, 1995, Governor Dean of Vermont announced his desire to provide for competition and a restructuring of the utility industry. The Governor's announcement included proposed legislative adoption of restructuring principles in 1996, a VPSB proceeding to address the issue, filing by Vermont electric utilities of detailed plans by May 1, 1996, and implementation of restructuring by the end of 1997. In response to a Department petition, the VPSB opened a proceeding on utility industry restructuring by order dated October 17, 1995. On December 29, 1995, the Company released its proposed restructuring plan, calling for corporate separation into a regulated company for transmission and distribution functions, and an unregulated company for generation and sales functions.

     Increased competitive pressure in the electric utility industry may restrict the Company's ability to charge prices high enough to recover embedded costs and may lead to changes in the manner in which rates are set by regulators from cost-based regulation to a different form of regulation that approximates market conditions -- in which prices charged could be higher or lower than the Company's costs.


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

     The Company consolidates the balance sheet of four of its wholly owned subsidiaries, Green Mountain Propane Gas Company, Mountain Energy, Inc., GMP Real Estate Corporation, and Lease-Elec, Inc.

     Included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Statements of Consolidated Income are the results of operations of the Company's rental water heater program which is not regulated by the VPSB, and the four unregulated wholly owned subsidiaries named above. Summarized financial information of the Company's unregulated activities over the last three years is as follows:

                                          For the years ended December 31
                                         1995          1994           1993
                                         ----          ----           ----
                                                   (In thousands)
Revenue . . . . . . . . . . . . . . .  $11,905        $12,031        $11,487
Expense . . . . . . . . . . . . . . .   10,416         10,920         11,527
                                       -------        -------       ---------
Net Income (Loss) . . . . . . . . . .  $ 1,489        $ 1,111       ($    40)
                                       =======        =======       =========


EMPLOYEES

     The Company had 350 employees, exclusive of temporary employees, as of December 31, 1995. In addition, subsidiaries of the Company had 50 employees at year end.


SEASONAL NATURE OF BUSINESS

     The Company experiences its heaviest loads in the colder months of the year. Winter recreational activities, longer hours of darkness and heating loads from cold weather usually cause the Company's peak electric sales to occur in December, January or February. The 1995 peak of 297.1 MW occurred on February 6, 1995. The Company's retail electric rates are seasonally differentiated. Under this structure, retail electric rates produce average revenues per kilowatt hour during four peak season months (December through March) that are approximately 30% higher than during the eight off-season months (April through November). See discussion -- Demand-Side Management -- Rate Design.




EXECUTIVE OFFICERS

Executive Officers of the Company as of March 31, 1996:

      Name                Age
Douglas G. Hyde            53    President, Chief Executive Officer and
                                 Chairman of the Executive Committee of the Corporation since 1993. Executive Vice
                                 President, Chief Operating Officer and
                                 Director from 1989 to 1993.  Executive Vice
                                 President and Director of the Corporation from 1986 to 1989.

A. Norman Terreri          62    Executive Vice President and Chief
                                 Operating Officer since January 1995.  Senior
                                 Vice President and Chief Operating Officer from 1993 to 1995. Senior Vice President from 1984 to 1993. President - Mountain
                                 Energy, Inc. since December 1989.

Edwin M. Norse             50    Vice President and General Manager,
                                 Energy Resources and Sales since January
                                 1995.  Vice President, Chief Financial
                                 Officer and Treasurer from 1986 to January
                                 1995.  President-Green Mountain Propane Gas
                                 Company since October 1993.

Christopher L. Dutton      47    Vice President, Finance and
                                 Administration, Chief Financial Officer and
                                 Treasurer since January 1995. Vice President and General Counsel from 1993 to January
                                 1995.  Vice President, General Counsel and
                                 Corporate Secretary from 1989 to 1993.
                                 General Counsel and Corporate Secretary from
                                 1984 to 1989.

Glenn J. Purcell           62    Controller since September 1986.

Thomas C. Boucher          41    Vice President, Energy Resources and
                                 Planning since January 1995.  Vice President-
                                 Corporate Planning from 1994 to 1995.  Vice
                                 President, Financial Planning from 1992 to
                                 1994.  Assistant Vice President-Energy
                                 Planning from 1986 to 1992.

Stephen C. Terry           53    Vice President and General Manager,
                                 Retail Energy Services since January 1995.
                                 Vice President-External Affairs from 1991 to
                                 January 1995.  Assistant Vice President-
                                 Corporate Relations from 1986 to 1991.

Walter S. Oakes            49    Assistant Vice President-Customer
                                 Operations since June 1994.  Assistant Vice
                                 President-Human Resources from August 1993 to
                                 June 1994.  Assistant Vice President-
                                 Corporate Services from 1988 to 1993.



Robert C. Young            58    Assistant Vice President-Customer
                                 Operations since 1994.  Assistant Vice
                                 President-Operations and Engineering from
                                 1992 to 1994.  Director of Engineering from
                                 August 1991 to December 1992.  Director of
                                 Special Projects from August 1991 to March
                                 1992. Prior to joining the Company, he was employed by the Burlington Electric
                                 Department for thirty-two years, including sixteen years as General Manager.

Karen K. O'Neill           44    Assistant Vice President-Human
                                 Resources and Organizational Development since January 1995. Assistant General
                                 Counsel from 1989 to 1995. Senior Attorney from 1988 to 1989.

Craig T. Myotte            41    Assistant Vice President-Engineering
                                 and Operations since 1994.  Assistant Vice
                                 President-Operations and Maintenance from
                                 1991 to 1994. Director-System Operations from 1986 to 1991.

John J. Lampron            51    Assistant Treasurer since July 1991.
                                 Prior to joining the Company, he was employed by Public Service Company of New Hampshire as an Assistant Vice President from 1982 to
                                 1990.

Donna S. Laffan            46    Corporate Secretary since December
                                 1993.  Assistant Secretary from 1986 to 1993.

Peter H. Zamore            43    General Counsel since January 1995.
                                 Prior to joining the Company, he was a
                                 partner at the law firm of Sheehey Brue Gray
                                 & Furlong, P.C. from 1984 to 1995.

     Officers are elected by the Board of Directors for one-year terms and serve at the pleasure of the Board of Directors.


ITEM 2.  PROPERTY

GENERATING FACILITIES

     The Company's Vermont properties are located in five areas and are interconnected by transmission lines of VELCO and New England Power Company. The Company wholly owns and operates eight hydroelectric generating stations with a total nameplate rating of 36.4 MW and an estimated claimed capability of 35.7 MW. It also owns two gas-turbine generating stations with an aggregate nameplate rating of 63.0 MW and an estimated aggregate claimed capability of 72.8 MW. The Company has two diesel generating stations with an aggregate nameplate rating of 8.0 MW and an estimated aggregate claimed capability of 8.6 MW.

     The Company also owns 17.9% of the outstanding common stock, and is entitled to 17.265% (90.1 MW) of the capacity of Vermont Yankee, a 1.1% (7.1 MW) joint-ownership share of the Wyman #4 plant located in Maine, a 8.8% (30.2 MW) joint-ownership share of the Stony Brook I intermediate units located in Massachusetts and an 11% (5.8 MW) joint-ownership share of theJ. C. McNeil wood-fired steam plant located in Burlington, Vermont. (See "Power Resources" under Item 1 above for plant details and the table hereinafter set forth for generating facilities presently available).


TRANSMISSION AND DISTRIBUTION

     The Company had, at December 31, 1995, approximately 1.5 miles of 115-kV transmission lines, 9.4 miles of 69 kV transmission lines, 5.4 miles of 44-kV and 265.4 miles of 34.5 kV transmission lines. Its distribution system included about 2,374 miles of overhead lines, 2.4 kV to 34.5 kV, and about 418 miles of underground cable of 2.4 kV to
34.5 kV. At such date, the Company owned approximately 435,550 kVa of substation transformer capacity in distribution substations, 156,775 kVa of transformer capacity in transmission substations and 1,154,161 kVa of transformers for stepdown from distribution to customer use.

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




                                                                      Winter
                                                                    Capability
               Type     Location           Name              Fuel       MW(1)
               ----     --------           ----              ----   ----------

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

                        Colchester, VT     Gorge #18         Hydro      3.3
                        Essex Jct., VT     Essex #19         Hydro      7.8
                        Waterbury, VT      Waterbury #22     Hydro      5.0
                        Bolton, VT         DeForge #1        Hydro      7.8

               Diesel   Vergennes, VT      Vergennes #9      Oil        4.2
                        Essex Jct., VT     Essex #19         Oil        4.4

               Gas      Berlin, VT         Berlin #5         Oil       57.1
               Turbine  Colchester, VT     Gorge #16         Oil       15.7

Jointly Owned  Steam    Vernon, VT         Vermont Yankee    Nuclear   91.7(2)
                        Yarmouth, ME       Wyman #4          Oil        7.1
                        Burlington, VT     McNeil            Wood       6.6(3)

               Combined Ludlow, MA         Stony Brook #1    Oil/Gas   31.0(2)
                                                                       _____
 Total Winter Capability                                               253.1

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




ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.



PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS


     Outstanding shares of the Common Stock are listed and traded on the New York Stock Exchange. The following tabulation shows the high and low sales prices for the Common Stock on the New York Stock Exchange during 1995 and 1994:

                                            HIGH         LOW
                                            ----         ---

        1995           First Quarter        28 1/4       24 7/8
                       Second Quarter       27           24 3/4
                       Third Quarter        27 1/8       23 7/8
                       Fourth Quarter       28 5/8       27 3/4

        1994           First Quarter        31 1/4       27 1/2
                       Second Quarter       30           23 3/4
                       Third Quarter        27 3/8       23 3/8
                       Fourth Quarter       28 1/8       23 7/8

     The number of common stockholders of record as of March 15, 1996 was 8,601.

     Quarterly cash dividends were paid as follows for the past two years:

                    First       Second       Third       Fourth
                    Quarter     Quarter      Quarter     Quarter
                    -------     -------      -------     -------

      1995        53 cents    53 cents      53 cents    53 cents
      1994        53 cents    53 cents      53 cents    53 cents


ITEM 6. SELECTED FINANCIAL DATA  (In thousands except per share amounts)

Results of operations for the years ended December 31
-----------------------------------------------------

                                            1995         1994         1993         1992         1991
                                          ---------    ---------    ---------    ---------    ---------
Operating Revenues........................$161,544     $148,197     $147,253     $145,240     $143,555
Operating Expenses........................ 146,249      133,680      132,427      128,828      129,041
                                          ---------    ---------    ---------    ---------    ---------
  Operating Income........................  15,295       14,517       14,826       16,412       14,514
                                          ---------    ---------    ---------    ---------    ---------
Other Income
  AFUDC - equity..........................      27          263          273          186          225
  Other...................................   3,607        3,418        2,360        2,073        2,689
                                          ---------    ---------    ---------    ---------    ---------
    Total other income....................   3,634        3,681        2,633        2,259        2,914
                                          ---------    ---------    ---------    ---------    ---------
Interest Charges
  AFUDC - borrowed funds..................    (547)        (539)        (357)        (202)        (131)
  Other...................................   7,973        7,735        7,185        7,021        7,103
                                          ---------    ---------    ---------    ---------    ---------
    Total interest charges................   7,426        7,196        6,828        6,819        6,972
                                          ---------    ---------    ---------    ---------    ---------

Net Income................................  11,503       11,002       10,631       11,852       10,456

Dividends on Preferred Stock..............     771          794          811          831          852
                                          ---------    ---------    ---------    ---------    ---------
Net Income Applicable to Common Stock..... $10,732      $10,208       $9,820      $11,021       $9,604
                                          =========    =========    =========    =========    =========
Common Stock Data
  Earnings per share......................   $2.26        $2.23        $2.20        $2.54        $2.45
  Cash dividends declared per share.......   $2.12        $2.12        $2.11        $2.08        $2.04
  Weighted average shares outstanding.....   4,747        4,588        4,457        4,345        3,919



Financial Condition as of December 31
-------------------------------------
                                            1995         1994         1993         1992         1991
                                          ---------    ---------    ---------    ---------    ---------

Assets

 Utility Plant, Net.......................$181,999     $175,987     $171,411     $164,723     $159,730
 Other Investments........................  20,248       20,751       22,528       21,700       21,624
 Current Assets...........................  30,216       28,798       26,215       28,067       26,778
 Deferred Charges.........................  42,951       35,659       33,893       19,012       11,271
 Non-Utility Assets.......................  37,868       33,416       28,626       23,716       19,832
                                          ---------    ---------    ---------    ---------    ---------
  Total Assets............................$313,282     $294,611     $282,673     $257,218     $239,235
                                          =========    =========    =========    =========    =========

Capitalization and Liabilities

 Common Stock Equity......................$106,408     $101,319      $97,149      $92,645      $87,455
 Redeemable Cumulative Preferred Stock....   8,930        9,135        9,385        9,575        9,825
 Long-Term Debt, Less Current Maturities..  91,134       74,967       79,800       67,644       56,270
 Capital Lease Obligation.................   9,778       10,278       11,029       11,950       12,627
 Curent Liabilities.......................  32,629       40,441       37,925       30,099       32,893
 Deferred Credits and Other...............  52,041       49,434       40,214       33,264       29,694
 Non-Utility Liabilities..................  12,362        9,037        7,171       12,041       10,471
                                          ---------    ---------    ---------    ---------    ---------
  Total Capitalization and Liabilities....$313,282     $294,611     $282,673     $257,218     $239,235
                                          =========    =========    =========    =========    =========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Earnings Summary -- Earnings per average share of common stock in 1995 were $2.26 as compared with $2.23 in 1994. The 1995 earnings represent an earned return on average common equity of 10.3 percent. In both 1994 and 1993, the earned return on average common equity was also
10.3 percent.

The 1995 increase in earnings was primarily due to higher retail revenues resulting from a 9.25 percent retail rate increase that went into effect in June 1995, increased sales of electricity to the Company's commercial and industrial customers, and a $557,000 increase in the earnings of Mountain Energy, Inc., the Company's wholly-owned subsidiary that invests in electric energy generation and efficiency projects.

The principal factor contributing to the increase in 1994 was a $722,000 increase in earnings of Mountain Energy, Inc. and a $523,000 increase in earnings of Green Mountain Propane Gas Company, the Company's wholly-owned propane subsidiary.

Operating Revenues and MWH Sales -- Operating revenues and MWH sales for the years 1995, 1994 and 1993 consisted of:



                                         1995          1994          1993
                                         ----          ----          ----
                                               (Dollars in Thousands)
Operating Revenues:
   Retail . . . . . . . . . . . . .  $  140,676    $  131,444    $  130,061
   Sales for Resale . . . . . . . .      17,541        13,521        14,441
   Other  . . . . . . . . . . . . .       3,327         3,232         2,751
                                     ----------    ----------    ----------
Total Operating Revenues  . . . . .  $  161,544    $  148,197    $  147,253
                                     ==========    ==========    ==========
Megawatthour Sales:
   Retail . . . . . . . . . . . . .   1,723,117     1,691,867     1,688,803
   Sales for Resale . . . . . . . .     620,655       367,424       331,875
                                      ---------     ---------     ---------
Total Megawatthour Sales  . . . . .   2,343,772     2,059,291     2,020,678
                                      =========     =========     =========
Average Number of Customers:
   Residential  . . . . . . . . . .      69,659        68,811        67,994
   Commercial & Industrial  . . . .      11,736        11,635        11,472
   Other  . . . . . . . . . . . . .          76            76            74
                                         ------        ------        ------
Total Customers . . . . . . . . . .      81,471        80,522        79,540
                                         ======        ======        ======

Differences in operating revenues were due to changes in the following:

                                                   1994         1993
                                                    to           to
                                                   1995         1994
                                                   ----         ----
                                                     (In Thousands)
Operating Revenues:
   Retail Rates . . . . . . . . . . . . . . .    $ 6,619       $1,140
   Retail Sales Volume  . . . . . . . . . . .      2,613          244
   Resales and Other Revenues . . . . . . . .      4,115         (440)
                                                 -------       -------
Increase in Operating Revenues  . . . . . . .    $13,347       $  944
                                                 =======       =======

In 1995, total electricity sales increased 13.8 percent due principally to an increase in electricity consumption by the Company's commercial and industrial customers and regional market conditions that allowed the Company to buy electricity and to resell it to other utilities at prices slightly higher than the purchase price. Total operating revenues increased 9.0 percent in 1995 primarily due to a 9.25 percent retail rate increase that went into effect in June 1995 and the increase in electricity sales mentioned above. Total retail revenues increased
7.0 percent in 1995 primarily due to the 9.25 percent retail rate increase mentioned above. Wholesale revenues increased 29.7 percent in 1995 primarily due to the regional market conditions mentioned above.

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

IBM, the Company's single largest customer, operates manufacturing facilities in Essex Junction. IBM's electricity requirements for its main plant and an adjacent plant accounted for 12.9, 13.7 and
13.6 percent of the Company's operating revenues in 1995, 1994 and 1993, respectively. No other retail customer accounted for more than one percent of the Company's revenue.

Power Supply Expenses -- Power supply expenses constituted 60.1 percent,
59.2 percent and 59.7 percent of total operating expenses for the years ended 1995, 1994 and 1993, respectively. These expenses increased by $8.7 million (11.0 percent) in 1995 and by $190,000 (0.2 percent) in 1994.

Power supply expenses increased in 1995 as the Company produced and purchased additional power to service increased electricity sales.

Power supply expenses were virtually unchanged in 1994 from 1993.

Other Operating Expenses -- Other operating expenses increased
4.8 percent in 1995 primarily due to an increase in rent expense and expenses relating to customer-focused research.

Other operating expenses were virtually unchanged in 1994 from 1993.

Transmission Expenses -- Transmission expenses decreased 4.8 percent in 1995 primarily due to cost reduction measures implemented by VELCO.

The Company's restructuring of a series of transmission contracts produced a 3.7 percent decrease in transmission expenses in 1994.

Maintenance Expenses -- Maintenance expenses decreased 5.7 percent in 1995 primarily due to cost containment measures implemented by the Company.

Maintenance expenses increased 2.6 percent in 1994 due principally to a scheduled increase in plant maintenance.

Depreciation and Amortization -- Depreciation and amortization expenses increased 32.1 percent in 1995 primarily due to the amortization of expenditures related to energy conservation programs and the Pine Street Marsh environmental matter and insurance litigation (discussed in Note I of the Notes to Consolidated Financial Statements) and to additional investment in the Company's utility plant.

Depreciation and amortization expenses increased 24.6 percent in 1994 for the same reasons.

Income Taxes -- The effective federal tax rates for the years 1995, 1994 and 1993 were 25.3 percent, 25.1 percent and 28.9 percent, respectively.

Other Income -- Other income decreased 1.3 percent in 1995 primarily due to a decrease in the allowance for equity funds used during construction resulting from lower average construction work in progress balances and an increase in short-term debt outstanding during the year and a $389,000 decrease in earnings experienced by Green Mountain Propane Gas Company, the Company's wholly-owned propane subsidiary. These decreases were partially offset by a $557,000 increase in earnings of Mountain Energy, Inc. Additionally, other income in 1994 benefited from a one-time increase of $162,000 resulting from a Vermont Supreme Court ruling overturning a Vermont Public Service Board (VPSB) decision disallowing certain DSM costs.

Other income increased 39.8 percent in 1994 due primarily to a $722,000 increase in earnings of Mountain Energy, Inc., and a $523,000 increase in earnings of Green Mountain Propane Gas Company.

Interest Charges -- Interest charges increased 3.2 percent in 1995 primarily due to interest charges related to an increase in short-term debt outstanding during 1995. These charges were partially offset by a reduction in interest charges related to a decrease in long-term debt outstanding during 1995.

Interest charges increased 5.4 percent in 1994 due primarily to interest charges related to the sale of $20 million of first mortgage bonds in November 1993 and to an increase in short-term debt outstanding during 1994.

Dividends on Preferred Stock -- Dividends on preferred stock decreased
2.9 percent in 1995 due primarily to the repurchase by the Company in 1994 of the following preferred stock: 450 shares of 4.75 percent, Class B; 450 shares of 7 percent, Class C, and 1,600 shares of
9.375 percent, Class D, Series 1.

Dividends on preferred stock decreased 2.1 percent in 1994 due primarily to the repurchase by the Company in 1993 of the following preferred stock: 300 shares of 4.75 percent, Class B and 1,600 shares of
9.375 percent, Class D, Series 1.

Future Outlook -- Regulatory and legislative authorities at the federal level and among states across the country, including Vermont, are considering how to facilitate competition for electricity sales at the wholesale and retail levels. On October 24, 1994, the VPSB and the Vermont Department of Public Service (the Department) convened a "Roundtable on Competition and the Electric Industry," consisting of representatives of utilities (including the Company), customers, environmental groups and other affected parties. On July 17, 1995, a subgroup of the Roundtable agreed on a set of fourteen principles intended to guide the debate in Vermont concerning competition. These principles, among other things, call for exploration of the potential for retail competition, honoring of past utility commitments incurred under regulation, protection for low income customers, and continued exploration of renewable resources, energy efficiency and environmental protections.

On September 14, 1995, Governor Dean of Vermont announced his desire to provide for competition and a restructuring of the utility industry.
The Governor's announcement included proposed legislative adoption of restructuring principles in 1996, a VPSB proceeding to address the issue, filing by Vermont electric utilities of detailed plans by May 1, 1996, and implementation of restructuring by the end of 1997. In response to a Department petition, the VPSB opened a proceeding on utility industry restructuring by order dated October 17, 1995. On December 29, 1995, the Company released its proposed restructuring plan, calling for corporate separation into a regulated company for transmission and distribution functions, and an unregulated company for generation and sales functions.

Increased competitive pressure in the electric utility industry may restrict the Company's ability to charge prices high enough to recover embedded costs and may lead to changes in the manner in which rates are set by regulators from cost-based regulation to a different form of regulation that approximates market conditions -- in which prices charged could be higher or lower than the Company's costs.

Because the Company purchases most of its power supply from other utilities, it does not anticipate that it will incur any material direct cost increases as a result of the Federal Clean Air legislation. Furthermore, only one of its power supply purchase contracts, which expires in 1998, relates to a generating plant that is likely to be affected by the acid rain provisions of this legislation. Overall, approximately 10 percent of the Company's committed electricity supply (a contract to purchase coal-fired generation that expires in 1998) is expected to be affected by federal and State environmental compliance requirements.

The Company continues to implement conservation programs to mitigate the increasing demand for electricity. The Company is reviewing its future conservation plans in light of various factors, including competition, changing avoided electricity costs, its experience and increased effectiveness in delivering conservation programs, and its total resource mix. Even with continued existing conservation programs, the Company anticipates, assuming normal weather, that the demand for electricity in its service territory will grow by approximately
1.2 percent per year over the next five years.

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

Mountain Energy, Inc. performed well in 1995, producing an after-tax profit of $1.38 million, an increase of $557,000 from 1994, and contributed 29 cents of earnings per share to the Company's consolidated earnings.

During the year, Mountain Energy made new, long-term investments totaling $4.4 million in a New England hydroelectric facility and in energy-efficiency projects in New England, California, New York and New Jersey. Mountain Energy has now invested almost $16 million in nine different projects, eight of which are renewable-energy related. The Company's cash investment in Mountain Energy at December 31, 1995 was $10.7 million.

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

Through rate cases filed in 1991, 1993 and 1994, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Marsh site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and June 30, 1994 (a total of approximately $7.3 million) for technical consultants and legal assistance in connection with the EPA's enforcement actions at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Department reached agreements in these cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB on April 2, 1992, on May 13, 1994, and on June 5, 1995, reflected the Pine Street Marsh related expenditures referred to above.

In a rate case filed on September 15, 1995, the Company sought recovery in rates of approximately $1.3 million in expenses associated with the Pine Street site. This amount represented the Company's unrecovered expenditures between July 1994 and June 1995 for technical consultants and legal assistance in connection with EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street related costs (and whether recovery or non-recovery of past costs and any insurance proceeds is relevant to such issue), the parties to the case have reached agreement that the full amount of Pine Street costs reflected in the Company's 1995 rate case should be recovered in rates. This agreement is currently pending before the VPSB.

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

Capital expenditures over the past three years and projected for the next five years are as follows:

                                                                   Total Net
Actual  Generation  Transmission  Distribution Conservation Other	Expenditures
------  ----------  ------------  ------------ ------------ ----- ------------
(Dollars in thousands and net of AFUDC and Customer Advances For Construction)

 1993     $1,747       $1,605        $9,093       $8,136   $2,937   $23,518
 1994      2,540        1,415         7,902        6,388    1,815    20,060
 1995      2,696        1,067         8,935        4,152    2,824    19,674
Forecasted
 1996     $9,530*        $569        $8,496       $2,754   $6,601   $27,950
 1997        899          999         8,745        2,444    3,861    16,948
 1998      1,978          999         8,872        2,742    3,591    18,182
 1999      2,478          999         9,084        2,643    4,895    20,099
 2000      2,478          999         9,084        2,543    2,897    18,001

*Includes $8.771 million projected for wind project.

Other Cash Requirements -- In 1996, the Company may devote $3 million to unregulated investments.

Rates -- On September 26, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9 percent. The increase was needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers.

The Company, the Department, and the other parties in the proceeding reached a settlement agreement providing for a 9.25 percent retail rate increase effective June 15, 1995, and a target return on equity of
11.25 percent.  The agreement was approved by the VPSB on June 9, 1995.

On September 15, 1995, the Company filed a request with the VPSB to increase retail rates by 12.7 percent. The increase is needed to cover higher power supply costs, to support additional investment in plant and equipment, to fund expenses associated with the Pine Street site, and to cover higher costs of capital.

The Company and the Department reached a settlement agreement providing for a 5.25 percent retail rate increase effective June 1, 1996, and a target return on equity for utility operations of 11.25 percent. The settlement was based on a newly negotiated agreement with Hydro-Quebec that will result in a reduction of the Company's power supply costs below that which was anticipated, allowing the Company to reduce the amount of its rate request. The rate settlement must be reviewed and approved by the VPSB before it can take effect.

Financing and Capitalization -- For the period 1993 through 1995, internally generated funds, after payment of dividends, provided approximately 59 percent of total capital requirements for construction, sinking funds and other requirements. The Company anticipates that for the period 1996-2000, internally generated funds will provide approximately 73 percent of total capital requirements.

In December 1995, the Company sold $24 million of its first mortgage bonds in three components -- $8 million at an interest rate of
6.21 percent that will mature in 2001, $8 million at an interest rate of
6.29 percent that will mature in 2002, and $8 million at an interest rate of 6.41 percent that will mature in 2003. A portion of the proceeds of the sale was used to reduce short-term bank loans outstanding and the remainder has allowed the Company to refund preexisting long-term debt.

At December 31, 1995, the Company's capitalization consisted of
49.7 percent common equity, 46.1 percent long-term debt and 4.2 percent preferred equity. The Company has a comprehensive capital plan to increase the equity component of its capital structure.

During 1995, the Company took several steps toward enhancing its financial flexibility. The Company filed a shelf registration statement with the SEC which allows for the periodic sale to the public of its common stock, first mortgage bonds and unsecured notes. On December 31, 1995, $26 million was available under such registration statement. Additionally, the Company established a medium-term note program which allows for the sale of secured and unsecured debt.

The Company anticipates issuing approximately $10 million of common stock and $10 million of first mortgage bonds in 1996. The proceeds will be used to retire short-term debt and for other corporate purposes.

The rating of the Company's first mortgage bonds by Standard & Poor's remains at "BBB+." Standard & Poor's "outlook" of the Company remains "stable."

The rating of the Company's first mortgage bonds was lowered in January 1995 by Duff & Phelps from "A" to "A-", reflecting Duff & Phelps' assessment that the electric utility industry is becoming increasingly more competitive and that the Company is highly dependent on purchased power resulting in escalating fixed payment obligations. The rating of the Company's preferred stock was also lowered from "A-" to "BBB+." Duff & Phelps, however, concluded that the Company's cost and rate structure is one of the lowest in New England.

The Company's first mortgage bonds were rated publically for the first time by Moody's Investor Service in August 1995. Moody's assigned a "Baa2" rating reflecting the Company's relatively small size, its financial profile after adjustments for purchased power obligations, and expected continuation of a high dividend payout ratio. Moody's noted the Company's low rates in the Northeast region, its limited need for external financing of construction expenditures, and its prospective benefits resulting from a renegotiated arrangement with Hydro-Quebec. Moody's assigned an outlook of "stable" for the Company.

See Note F of Notes to Consolidated Financial Statements for a discussion of bank lines of credit available to the Company.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREEN MOUNTAIN POWER CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                       Page
Financial Statements

Statements of Consolidated Income
  For the Years Ended December 31, 1995, 1994 and 1993                  41

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1995, 1994 and 1993                          42

Consolidated Balance Sheets as of
  December 31, 1995 and 1994                                          43-44

Consolidated Capitalization data as of
  December 31, 1995 and 1994                                            45

Notes to Consolidated Financial Statements                            46-66

Report of Independent Public Accountants                                67

Schedules

For the Years Ended December 31, 1995, 1994 and 1993:

    II  Valuation and Qualifying Accounts and Reserves                  68

        All other schedules are omitted as they are either not required, not applicable or the information is otherwise provided.

Consents and Reports of Independent Public Accountants

       Arthur Andersen LLP                                              81




                             CONSOLIDATED STATEMENTS OF INCOME

        GREEN MOUNTAIN POWER CORPORATION   For the Years Ended December 31




                                                                      1995                1994                1993
                                                                -----------------    ---------------     ---------------
                                                                         (In thousands, except amounts per share)

Operating Revenues (Note A).....................................        $161,544           $148,197            $147,253
                                                                -----------------    ---------------     ---------------
Operating Expenses
  Power Supply (Notes A, B and K)
     Vermont Yankee Nuclear Power Corporation...................          30,222             30,300              29,785
     Company-owned generation...................................           3,786              3,113               3,150
     Purchases from others......................................          53,915             45,777              46,066
  Other operating...............................................          18,120             17,296              17,353
  Transmission (Note J).........................................           9,874             10,374              10,775
  Maintenance...................................................           4,210              4,465               4,352
  Depreciation and amortization (Note A)........................          14,116             10,683               8,572
  Taxes other than income.......................................           6,428              6,277               6,125
  Income taxes (Note G).........................................           5,578              5,395               6,249
                                                                -----------------    ---------------     ---------------
     Total operating expenses...................................         146,249            133,680             132,427
                                                                -----------------    ---------------     ---------------
       Operating Income.........................................          15,295             14,517              14,826
                                                                -----------------    ---------------     ---------------

Other Income
  Equity in earnings of affiliates and
     non-utility operations (Note B)............................           3,513              3,112               2,341
  Allowance for equity funds used during construction (Note A)..              27                263                 273
  Other income and deductions, net..............................              94                306                  19
                                                                -----------------    ---------------     ---------------
    Total other income..........................................           3,634              3,681               2,633
                                                                -----------------    ---------------     ---------------
      Income before interest charges............................          18,929             18,198              17,459
                                                                -----------------    ---------------     ---------------

Interest Charges
  Long-term debt................................................           6,546              6,868               6,539
  Other.........................................................           1,427                867                 646
  Allowance for borrowed funds used during
     construction (Note A)......................................            (547)              (539)               (357)
                                                                -----------------    ---------------     ---------------
    Total interest charges......................................           7,426              7,196               6,828
                                                                -----------------    ---------------     ---------------
Net Income......................................................          11,503             11,002              10,631

Dividends on preferred stock....................................             771                794                 811
                                                                -----------------    ---------------     ---------------
Net Income Applicable to Common Stock...........................         $10,732            $10,208              $9,820
                                                                =================    ===============     ===============

Common Stock Data (Notes A and C)
  Earnings per share............................................           $2.26              $2.23               $2.20

  Cash dividends declared per share.............................           $2.12              $2.12               $2.11

  Weighted average shares outstanding...........................           4,747              4,588               4,457


                       The accompanying notes are an integral part of these consolidated financial statements.


                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     GREEN MOUNTAIN POWER CORPORATION  For the Years Ended December 31


                                                                         1995          1994          1993
                                                                       ---------     ---------     ---------
                                                                                  (In thousands)
Operating Activities:
  Net Income........................................................... $11,503       $11,002       $10,631
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization (Note A)...........................  14,116        10,683         8,572
      Dividends from associated companies less equity income (Note B)..     660           202           254
      Allowance for funds used during construction (Note A)............    (574)         (803)         (630)
      Deferred purchased power costs (Note A).......................... (12,935)         (536)       (6,432)
      Amortization of purchased power costs (Note A)...................   6,036         4,178         3,723
      Deferred income taxes (Note G)...................................   3,715         1,585         5,180
      Amortization of gain on sale of property.........................     (53)          (53)          (53)
      Amortization of investment tax credits (Note G)..................    (283)         (283)         (283)
      Environmental proceedings costs, net (Note I)....................  (1,351)        7,103        (2,472)
      Changes in:
        Accounts receivable............................................  (2,841)         (426)        2,384
        Accrued utility revenues.......................................    (510)          126          (538)
        Fuel, materials and supplies...................................       2          (473)           53
        Prepayments and other current assets...........................   1,562        (1,982)        1,069
        Accounts payable...............................................   2,191        (2,327)          513
        Taxes accrued..................................................    (871)        1,044          (418)
        Interest accrued...............................................    (106)         (117)          903
        Other current liabilities......................................     (22)          (65)       (2,745)
      Other............................................................     (42)        2,436        (1,883)
                                                                       ---------     ---------     ---------
    Net cash provided by operating activities..........................  20,197        31,294        17,828
                                                                       ---------     ---------     ---------

Investing Activities:
    Construction expenditures.......................................... (15,314)      (13,536)      (15,949)
    Conservation expenditures..........................................  (3,960)       (6,388)       (8,136)
    Investment in non-utility property.................................  (6,121)       (1,220)       (5,950)
    Special fund for postretirement benefits (Note A)..................    --            --            (601)
                                                                       ---------     ---------     ---------
      Net cash used in investing activities............................ (25,395)      (21,144)      (30,636)
                                                                       ---------     ---------     ---------
Financing Activities:
    Reduction in preferred stock (Note D)..............................    (205)         (250)         (190)
    Issuance of common stock (Note C)..................................   4,404         3,671         4,077
    Short-term debt, net (Note F)...................................... (11,799)        1,198         7,402
    Issuance of long-term debt (Note E) ...............................  25,917          --          20,000
    Reduction in long-term debt (Note E)...............................  (4,833)       (1,800)       (8,530)
    Cash dividends..................................................... (10,818)      (10,504)      (10,204)
                                                                       ---------     ---------     ---------
      Net cash provided by (used in) financing activities..............   2,666        (7,685)       12,555
                                                                       ---------     ---------     ---------

    Net increase (decrease) in cash and cash equivalents...............  (2,532)        2,465          (253)
    Cash and cash equivalents at beginning of year.....................   2,692           227           480
                                                                       ---------     ---------     ---------
Cash and Cash Equivalents at End of Year...............................    $160        $2,692          $227
                                                                       =========     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.



                          CONSOLIDATED BALANCE SHEETS

                   GREEN MOUNTAIN POWER CORPORATION    December 31


                                                         1995               1994
                                                       ---------          ---------
                                                              (In thousands)
ASSETS

Electric Utility
Utility Plant (Notes A, E and I)
    Utility plant, at original cost....................$239,291           $227,991
    Less accumulated depreciation......................  75,797             69,246
                                                       ---------          ---------
      Net utility plant................................ 163,494            158,745
    Property under capital lease (Note J)..............   9,778             10,278
    Construction work in progress......................   8,727              6,964
                                                       ---------          ---------
      Total utility plant, net......................... 181,999            175,987
                                                       ---------          ---------
Other Investments
    Associated companies, at equity (Notes A,B and I)..  16,024             16,684
    Other investments (Note A).........................   4,224              4,067
                                                       ---------          ---------
      Total other investments..........................  20,248             20,751
                                                       ---------          ---------
Current Assets
    Cash...............................................      84              2,113
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............  18,081             15,240
    Accrued utility revenues (Note A)..................   6,523              6,012
    Fuel, materials and supplies, at average cost......   3,312              3,314
    Prepayments........................................   1,890              1,796
    Other..............................................     326                323
                                                       ---------          ---------
      Total current assets.............................  30,216             28,798
                                                       ---------          ---------
Deferred Charges
    Demand side management programs...................   18,367             18,560
    Environmental proceedings costs (Note I)...........   7,893              7,741
    Purchased power costs..............................   8,433              1,534
    Other..............................................   8,258              7,824
                                                       ---------          ---------
      Total deferred charges...........................  42,951             35,659
                                                       ---------          ---------
Non-Utility
    Cash and cash equivalents..........................      76                579
    Other current assets...............................   4,055              5,716
    Property and equipment.............................  11,478             11,329
    Intangible assets..................................   2,580              3,022
    Equity investment in energy-related businesses.....  10,999             10,199
    Other assets.......................................   8,680              2,571
                                                       ---------          ---------
      Total non-utility assets.........................  37,868             33,416
                                                       ---------          ---------
Total Assets...........................................$313,282           $294,611
                                                       =========          =========

  The accompanying notes are an integral part of these consolidated financial statements.



                   GREEN MOUNTAIN POWER CORPORATION    December 31

                                                         1995               1994
                                                       ---------          ---------
                                                              (In thousands)

CAPITALIZATION AND LIABILITIES

Electric Utility
Capitalization (See Capitalization Data)
    Common Stock Equity (Note C)
      Common stock..................................... $16,168            $15,592
      Additional paid-in capital.......................  64,206             60,378
      Retained Earnings................................  26,412             25,727
      Treasury stock, at cost..........................    (378)              (378)
                                                       ---------          ---------
        Total common stock equity...................... 106,408            101,319
    Redeemable cumulative preferred stock (Note D).....   8,930              9,135
    Long-term debt, less current maturities (Note E)...  91,134             74,967
                                                       ---------          ---------
        Total capitalization........................... 206,472            185,421
                                                       ---------          ---------

Capital Lease Obligation (Note J)......................   9,778             10,278
                                                       ---------          ---------

Current Liabilities
    Current maturuties of long-term debt...............   7,833              4,833
    Short-term debt (Note F)...........................   8,416             20,214
    Accounts payable, trade, and accrued liabilities...   5,529              5,489
    Accounts payable to associated companies (Note B)..   7,011              4,860
    Dividends declared.................................     194                194
    Customer deposits..................................     816                964
    Taxes Accrued......................................     571              1,442
    Interest accrued...................................   1,847              1,953
    Other..............................................     412                492
                                                       ---------          ---------
        Total current liabilities......................  32,629             40,441
                                                       ---------          ---------
Deferred Credits
    Accumulated deferred income taxes (Note G).........  25,292             22,082
    Unamortized investment tax credits (Note G)........   5,107              5,390
    Other (Note A).....................................  21,642             21,962
                                                       ---------          ---------
        Total deferred credits.........................  52,041             49,434
                                                       ---------          ---------

Non-Utility
    Current liabilities................................   1,124                918
    Other liabilities..................................  11,238              8,119
                                                       ---------          ---------
        Total non-utility liabilities..................  12,362              9,037
                                                       ---------          ---------
Total Capitalization and Liabilities...................$313,282           $294,611
                                                       =========          =========

  The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED CAPITALIZATION DATA

                                            GREEN MOUNTAIN POWER CORPORATION  December 31


                                                                                     Issued and Outstanding
CAPITAL STOCK                                                         Authorized        1995         1994         1995         1994
                                                                      -----------    ----------   ----------    ---------    -------
                                                                                                                    (In thousands)
Common Stock,$3.33 1/3 par value (Note C)...................         10,000,000     4,850,496    4,677,512      $16,168      $15,592
                                                                                                                =========    =======
     ----------------------------------------------------------------------------------------------------------------

                                                                                            Outstanding
                                                          Authorized   Issued          1995         1994         1995         1994
                                                          ---------- -----------    ----------   ----------    ---------    -------
                                                                                                                   (In thousands)
Redeemable Cumulative Preferred Stock,
 $100 par value (Note D)
   4.75%,Class B, redeemable at
     $101 per share.......................................    15,000     15,000         3,000        3,450         $300         $345
   7%,Class C, redeemable at
     $101 per share.......................................    15,000     15,000         5,100        5,100          510          510
   9.375%,Class D,Series 1,
     redeemable at $101 per share.........................    40,000     40,000        11,200       12,800        1,120        1,280
   8.625%,Class D,Series 3,
     redeemable at $103.835 per share.....................    70,000     70,000        70,000       70,000        7,000        7,000
   Class E................................................   200,000       --             --           --           --           --
                                                                                                                ---------    -------
Total Preferred Stock.....................................                                                       $8,930       $9,135
                                                                                                               =========    ========


LONG-TERM DEBT (Note E)                                                                                          1995         1994
                                                                                                               ---------    -------
                                                                                                                   (In thousands)

First Mortgage Bonds
  5 1/8% Series due 1996.......................................................................................  $3,000       $3,000
  7% Series due 1998...........................................................................................   3,000        3,000
  10.7% Series due 2000 - Cash sinking fund,$1,800,000
      annually.................................................................................................   9,000       10,800
  10.0% Series due 2004 - Cash sinking fund,$1,700,000
      annually.................................................................................................  15,300       17,000
  9.64% Series due 2020........................................................................................   9,000        9,000
  8.65% Series due 2022 - Cash sinking fund,commences 2012.....................................................  13,000       13,000
  6.84% Series due 1997 - Cash sinking fund,$1,333,000
      annually.................................................................................................   2,667        4,000
  5.71% Series due 2000........................................................................................   5,000        5,000
  6.7% Series due 2018.........................................................................................  15,000       15,000
  6.21% Series due 2001........................................................................................   8,000         --
  6.29% Series due 2002........................................................................................   8,000         --
  6.41% Series due 2003........................................................................................   8,000         --
                                                                                                                ---------    -------
Total Long-term Debt Outstanding...............................................................................  98,967       79,800
  Less Current Maturities (due within one year)................................................................   7,833        4,833
                                                                                                               ---------    --------
Total Long-term Debt, Net...................................................................................... $91,134      $74,967
                                                                                                               =========    ========

                The accompanying notes are an integral part of these consolidated financial statements.


Notes to Consolidated Financial Statements

A. Significant Accounting Policies
1. The Company
Green Mountain Power Corporation (the Company) is an investor-owned energy services company located in Vermont that serves one-third of its population. The most significant portion of the Company's net income is derived from its electric utility operations, which purchases and generates electric power and distributes it to 82,000 retail and wholesale customers. Two of the Company's wholly-owned subsidiaries (which are not regulated by the Vermont Public Service Board (VPSB)) are Green Mountain Propane Gas Company, which supplies propane to 10,000 customers in Vermont and New Hampshire, and Mountain Energy, Inc., which invests in electric generation and energy conservation projects across the United States. The results of these subsidiaries, the Company's unregulated rental water heater program and its other unregulated wholly-owned subsidiaries (GMP Real Estate Corporation and Lease-Elec, Inc.) are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Statements of Income. Summarized financial information is as follows:



                                            For the years ended December 31
                                                 1995             1994
                                                 ----             ----
                                                    (In thousands)
   Revenue  . . . . . . . . . . . . . . .       $11,905          $12,031
   Expense. . . . . . . . . . . . . . . .        10,416           10,920
                                                -------          -------
   Net Income . . . . . . . . . . . . . .       $ 1,489          $ 1,111
                                                =======          =======

The Company carries its investments in various associated companies -- Vermont Yankee Nuclear Power Corporation (Vermont Yankee), Vermont Electric Power Company, Inc. (VELCO), New England Hydro-Transmission Corporation, and New England Hydro-Transmission Electric Company -- at equity.

2. Basis of Presentation
The Company's utility operations, including accounting records, rates, operations and certain other practices of its electric utility business, are subject to the regulatory authority of the Federal Energy Regulatory Commission (FERC) and the VPSB.

The accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for Certain Types of Regulation. Under SFAS 71, the Company is permitted to account for certain transactions in accordance with permitted regulatory treatment. As such, regulators may permit incurred costs, typically treated as expenses, to be deferred and recovered in future revenues. In the event that the Company no longer meets the criteria under SFAS 71, the Company would be required to writeoff related regulatory assets and liabilities.

SFAS 121, Accounting for the Impairment of Long Lived Assets, which becomes effective for the Company January 1, 1996, requires that any assets, including regulatory assets, which are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. Based upon the regulatory environment within which the Company currently operates, the Company does not expect that SFAS 121 will have a material impact on the Company's financial position or results of operations. Therefore, the Company believes that its use of regulatory accounting under SFAS 71 remains appropriate.

3. Statements of Cash Flows
The following amounts of interest (net of amounts capitalized) and income taxes were paid for the years ending December 31:
                                              1995        1994         1993
                                              ----        ----         ----
                                                    (In thousands)
   Interest . . . . . . . . . . . . . . . .  $7,940       $7,714      $6,206
   Income Taxes (Net of refunds)  . . . . .  $2,949       $3,088      $1,920

4. Utility Plant
The cost of plant additions includes all construction-related direct labor and materials, as well as indirect construction costs, including the cost of money (Allowance for Funds Used During Construction or AFUDC). The costs of renewals and betterments of property units are capitalized; the costs of maintenance, repairs and replacements of minor property items are charged to maintenance expense; the costs of units of property removed from service, net of removal costs and salvage, are charged to accumulated depreciation.

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

AFUDC, which is compounded semi-annually, was calculated using weighted average rates of 6.6 percent, 6.9 percent and 7.2 percent for the years 1995, 1994 and 1993, respectively.

5. Depreciation
The Company provides for depreciation on the straight-line method based on the cost and estimated remaining service life of the depreciable property outstanding at the beginning of the year.

The annual depreciation provision was approximately 3.6 percent of total depreciable property at the beginning of each year 1995, 1994 and 1993.

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

At December 31, 1995, other deferred charges totaled $11.6 million, consisting of repair costs for the Essex and Vergennes hydroelectric facilities, regulatory deferrals of storm damages, rights-of-way maintenance, regulatory proceedings expenses, unamortized debt expense, preliminary survey and investigation charges, and various other projects and deferrals.

8. Earnings Per Share
Earnings per share are based on the weighted average number of shares of common stock outstanding during each year.

9. Major Customers
The Company had one major retail customer, IBM, metered at two locations, that accounted for 12.9, 13.7 and 13.6 percent of operating revenues in 1995, 1994 and 1993, respectively.

10. Pension and Retirement Plans
The Company has a defined benefit pension plan covering substantially all of its employees. The retirement benefits are based on the employees' level of compensation and length of service. The Company's policy is to fund all pension costs accrued. The Company records annual expense based on amounts funded in accordance with methods approved in the rate-setting process.

Net pension costs reflect the following components and assumptions:
                                                      1995      1994      1993
                                                      ----      ----      ----
                                                        (Dollars in thousands)
Service cost-benefits earned during the period  .    $  687   $  768    $  748
Interest cost on projected benefit obligations  .     1,671    1,633     1,593
Actual return on plan assets  . . . . . . . . . .    (6,447)  (1,296)   (3,107)
Net amortization and deferral . . . . . . . . . .     4,232     (906)    1,141
Effect of voluntary retirement program  . . . . .       765      ---       ---
Adjustment due to actions of regulator  . . . . .      (878)    (174)      337
                                                     -------  -------   ------
Net periodic pension cost funded and recognized .    $   30   $   25    $  712
                                                     =======  =======   ======

Assumptions used to determine pension costs and the related benefit obligation in 1995, 1994 and 1993 were:
   Discount rate . . . . . . . . . . . . . . . .       8.0%     7.5%*     8.0%
   Rate of increase in future compensation levels      5.0%     5.0%      6.0%
   Expected long-term rate of return on assets .       9.0%     9.0%      9.0%

*The discount rate used to determine the accumulated benefit obligation was 8.0%.

The following table sets forth the Plan's funded status as of December 31:
                                                      1995      1994      1993
                                                      ----      ----      ----
                                                             (In thousands)
Actuarial present value of benefit obligations:
   Accumulated benefit obligations,
     including vested benefits of $19,107,
     $18,184 and $16,825, respectively . . . . .   ($19,431) ($18,479) ($17,105)
                                                   ========= ========= =========
   Projected benefit obligations for
     service rendered to date  . . . . . . . . .   ($21,974) ($21,363) ($21,002)
Plan assets at fair value  . . . . . . . . . . .     28,685    24,171    23,981
                                                   --------- --------- ---------
Assets in excess of projected
   benefit obligations . . . . . . . . . . . . .      6,711     2,808     2,979
Unrecognized net gain from past
   experience different from that assumed  . . .     (5,188)     (285)     (272)
Prior service cost not yet recognized in net
   periodic pension cost . . . . . . . . . . . .      1,506     1,642     1,885
Unrecognized net asset at transition
   being recognized over 16.47 years . . . . . .     (1,706)   (1,934)   (2,162)
Adjustment due to actions of regulator . . . . .     (1,323)   (2,231)   (2,430)
                                                   --------- --------- ---------
Prepaid pension cost included in other assets  .   $    ---  $    ---  $    ---
                                                   ========= ========= =========

The plan assets consist primarily of cash equivalent funds, fixed income securities and equity securities.

In 1995, the Company offered a Voluntary Retirement Incentive Option to its employees which was accepted by 24 eligible participants. This program, which is funded by the pension plan, resulted in an increase in the projected benefit obligation of $765,000 as of December 31, 1995. The cost of the Option will be expensed when additional funding is made to the pension trust.

The Company also has a supplemental pension plan for certain employees. Pension costs for the years ended December 31, 1995, 1994 and 1993 were $397,000, $381,000 and $384,000, respectively, under this plan. This plan is supported through insurance contracts.

11. Fair Value of Financial Instruments
If the first mortgage bonds and preferred stock outstanding at December 31, 1995 were refinanced using new issue debt rates of interest, which, on average, are lower than the Company's outstanding rates, the present value of those obligations would differ from the amounts outstanding on the December 31, 1995 balance sheet by 10 percent. In the event of such a refinancing, there would be no gain or loss, inasmuch as under established regulatory precedent, any such difference would be reflected in rates and have no effect upon income.

12. Postretirement Health Care Benefits
The Company provides certain health care benefits for retired employees and their dependents. Employees become eligible for these benefits if they reach normal retirement age while working for the Company. The Company accrues the cost of these benefits during the service life of covered employees.

Accrued postretirement health care expenses are recovered in rates if those expenses are funded. In order to maximize the tax deductible contributions that are allowed under IRS regulations, the Company amended its pension plan to establish a 401-h subaccount and established separate VEBA trusts for its union and non-union employees. The plan assets consist primarily of cash equivalent funds, fixed income securities and equity securities.

Net postretirement benefits costs for 1995 reflect the following components and assumptions:
                                                 1995       1994      1993
                                                 ----       ----      ----
                                                       (In thousands)
Accumulated postretirement benefit obligation:
   Current retirees . . . . . . . . . . . .   ($ 4,594)  ($ 3,497)  ($3,628)
   Participants currently eligible  . . . .       (681)    (1,863)   (2,288)
   All others . . . . . . . . . . . . . . .     (3,384)    (3,785)   (4,789)
                                              ---------  ---------  --------
Total accumulated postretirement benefit
   obligation . . . . . . . . . . . . . . .     (8,659)    (9,145)  (10,705)
Plan assets at fair value . . . . . . . . .      5,465      3,433       ---
                                              ---------  ---------  --------
Accumulated postretirement benefit
   obligation in excess of plan assets  . .     (3,194)    (5,712)  (10,705)
Unrecognized prior service cost . . . . . .       (929)       ---       ---
Unrecognized transition obligation  . . . .      5,982      6,485     6,845
Unrecognized net gain . . . . . . . . . . .     (1,687)    (1,777)      538
                                               --------  --------- ---------
Prepaid (Accrued) postretirement benefit
   cost . . . . . . . . . . . . . . . . . .    $   172   ($ 1,004) ($ 3,322)
                                               ========  ========= =========



Net periodic postretirement benefit cost for 1995 includes the following components:

                                                  1995       1994      1993
                                                        (In thousands)
Service cost . . . . . . . . . . . . . . . .   $   224    $   407   $   438
Interest cost  . . . . . . . . . . . . . . .       697        864       940
Actual return on plan assets . . . . . . . .      (586)      (127)      ---
Deferred asset loss/(gain) . . . . . . . . .       264       (107)      ---
Recognition of transition obligation,
   net of amortization . . . . . . . . . . .       234        361       380
                                               -------    -------   -------
Total net periodic postretirement
   benefit cost  . . . . . . . . . . . . .     $   833    $ 1,398   $ 1,758
                                               =======    =======   =======

Assumptions used to determine postretirement benefit costs and the related benefit obligation were:

                                                  1995       1994      1993
                                                  ----       ----      ----
Discount rate to determine postretirement
  benefit costs .  . . . . . . . . . . . . .      8.5%       7.5%      8.0%
Discount rate to determine postretirement
  benefit obligation . . . . . . . . . . . .      8.5%       8.5%      8.0%
Expected long-term rate of return on assets       7.5%       7.5%      9.0%

For measurement purposes, a 6.2 percent annual rate of increase in the per capita cost of covered benefits was assumed for 1995; the rate was assumed to decrease gradually to 5.0 percent by the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $1.4 million and the aggregate of the service and interest components of net periodic postretirement benefit cost for the year ended December 31, 1995 by $200,000.

13. Deferred Credits
The Company has other deferred credits and long-term liabilities of $21.6 million, consisting of operating lease equalization, reserves for damage claims and environmental liabilities and accruals for employee benefits.

14. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, the disclosure of contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

15. Reclassification
Certain items on the prior years' financial statements have been reclassified for consistent presentation with the current year.


B. Investments in Associated Companies
The Company accounts for investments in the following companies by the equity method:
                                                    Investment in Equity
                          Percent Ownership             December 31,
                        at December 31, 1995        1995            1994
                        --------------------        ----            ----
                                                       (In thousands)
VELCO - Common . . . . . . . . .  29.5%          $ 1,811          $ 1,814
      - Preferred  . . . . . . .  30.0%            1,278            1,418
                                                 -------          -------
Total VELCO  . . . . . . . . . .                   3,089            3,232

Vermont Yankee - Common  . . . .  17.9%            9,631            9,766
New England Hydro-Transmission -
     Common  . . . . . . . . . .  3.18%            1,296            1,398
New England Hydro-Transmission
     Electric - Common . . . . .  3.18%            2,008            2,288
                                                 -------          -------
                                                 $16,024          $16,684
                                                 =======          =======

Undistributed earnings in associated companies totaled $666,000 at December 31, 1995.

VELCO
VELCO is a corporation engaged in the transmission of electric power within the State of Vermont. VELCO has entered into transmission agreements with the State of Vermont and other electric utilities, and under these agreements bills all costs, including interest on debt and a fixed return on equity, to the State and others using the system. The Company's purchases of transmission services from VELCO were $7.6 million, $7.9 million and $8.0 million for the years 1995, 1994 and 1993, respectively. Pursuant to VELCO's Amended Articles of Association, the Company is entitled to approximately 30 percent of the dividends distributed by VELCO. The Company has recorded its equity in earnings on this basis and also is obligated to provide its proportionate share of the equity capital requirements of VELCO through continuing purchases of its common stock, if necessary.

Summarized financial information for VELCO is as follows:
                                                       December 31,
                                                 1995      1994       1993
                                                 ----      ----       ----
                                                      (In thousands)
Company's equity in net income . . . . . . .   $   377   $   386    $   406
                                               =======   =======    =======
Total assets . . . . . . . . . . . . . . . .   $71,668   $69,724    $70,199
Less:
   Liabilities and long-term debt  . . . . .    61,238    58,850     58,806
                                               -------   -------    -------
Net assets . . . . . . . . . . . . . . . . .   $10,430   $10,874    $11,393
                                               =======   =======    =======
Company's equity in net assets . . . . . . .   $ 3,089   $ 3,232    $ 3,388
                                               =======   =======    =======
Vermont Yankee
The Company is responsible for 17.3 percent of Vermont Yankee's expenses of operations, including costs of equity capital and estimated costs of decommissioning, and is entitled to a similar share of the power output of the nuclear plant, which has a net capacity of 535 megawatts.
Vermont Yankee's current estimate of decommissioning is approximately
$347 million, of which $141 million has been funded. At December 31, 1995, the Company's portion of the net unfunded liability was $36 million, which it expects will be recovered through rates over Vermont Yankee's remaining operating life. As a sponsor of Vermont
Yankee, the Company also is obligated to provide 20 percent of capital requirements not obtained by outside sources. During 1995, the Company incurred $27.7 million in Vermont Yankee annual capacity charges, which included $1.8 million for interest charges. The Company's share of Vermont Yankee's long-term debt at December 31, 1995 was $13.1 million.

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

The above insurance covers all workers employed at nuclear facilities prior to January 1, 1988, for bodily injury claims. Vermont Yankee has purchased a master worker insurance policy with limits of $200 million with one automatic reinstatement of policy limits to cover workers employed on or after January 1, 1988. Vermont Yankee's estimated contingent liability for a retrospective premium on the master worker policy as of December 1995 is $3.1 million. The secondary financial protection program referenced above provides coverage in excess of the Master Worker policy.

Insurance has been purchased from Nuclear Electric Insurance Limited (NEIL II and NEIL III) to cover the costs of property damage, decontamination or premature decommissioning resulting from a nuclear incident. All companies insured with NEIL II and III are subject to retroactive assessments if losses exceed the accumulated funds available. The maximum potential assessment against Vermont Yankee with respect to NEIL II losses arising during the current policy year is $14.0 million and the NEIL III maximum retroactive assessment is $7.0 million. Vermont Yankee's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.

Summarized financial information for Vermont Yankee is as follows:
                                                       December 31,
                                                 1995       1994       1993
                                                 ----       ----       ----
                                                       (In thousands)
Earnings:
   Operating revenues . . . . . . . . . . .   $180,437   $162,757   $180,145
   Net income applicable to common stock  .      6,790      6,588      7,793
   Company's equity in net income . . . . .      1,171      1,143      1,425
Total assets  . . . . . . . . . . . . . . .   $531,293   $512,142   $469,770
Less:
   Liabilities and long-term debt . . . . .    477,350    457,669    415,606
                                              --------   --------   --------
Net assets  . . . . . . . . . . . . . . . .   $ 53,943   $ 54,473   $ 54,164
                                              ========   ========   ========
Company's equity in net assets  . . . . . .   $  9,631   $  9,766   $  9,745
                                              ========   ========   ========


C. Common Stock Equity
The Company maintains a Dividend Reinvestment and Stock Purchase Plan
(DRIP) under which 659,107 shares were reserved and unissued at December 31, 1995. The Company also funds an Employee Savings and Investment Plan (ESIP). At December 31, 1995, there were 29,544 shares reserved and unissued under the ESIP.

During 1995, the Company's Board of Directors, with subsequent approval of the Company's common shareholders, adopted the Compensation Program for Officers and Certain Key Management Personnel. Participants are entitled to receive cash and restricted and unrestricted stock grants in predetermined proportions. Participants who receive restricted stock are entitled to receive dividends and have voting rights but assumption of full beneficial ownership is contingent upon two restrictions of a five year duration, including no transferability and forfeiture of the stock upon termination of employment with the Company. Participants who receive unrestricted stock assume full beneficial ownership upon grant and may retain or sell such shares. During 1995, 11,926 shares of common stock were awarded. At December 31, 1995, there were 38,074 shares reserved and unissued under the Compensation Program.

Changes in common stock equity for the years ended December 31, 1993, 1994 and 1995 are as follows:



                                                Common Stock                                   Treasury Stock
                                         ------------------------  Paid-in     Retained  ------------------------   Stock
                                            Shares      Amount     Capital     Earnings     Shares      Amount      Equity
                                            ------      ------     -------     --------     ------      ------      ------
                                                                             (Dollars in thousands)

BALANCE, December 31, 1992...............  4,413,537     $14,712     $53,510     $24,801      15,856       ($378)    $92,645

Common Stock Issuance:
  DRIP...................................     86,974         290       2,586                                           2,876
  ESIP...................................     35,531         118       1,082                                           1,200
Net Income...............................                                         10,631                              10,631
Cash Dividends on Capital Stock:
  Common Stock      -$2.11 per share.....                                         (9,396)                             (9,396)
  Preferred Stock   -$4.75 per share.....                                            (19)                                (19)
                    -$7.00 per share.....                                            (38)                                (38)
                    -$9.375 per share....                                           (146)                               (146)
                    -$8.625 per share....                                           (604)                               (604)
                                         ------------------------------------------------------------------------------------
BALANCE, December 31, 1993...............  4,536,042      15,120      57,178      25,229      15,856        (378)     97,149

Common Stock Issuance:
  DRIP...................................    109,959         367       2,472                                           2,839
  ESIP...................................     31,511         105         728                                             833
Net Income...............................                                         11,002                              11,002
Cash Dividends on Capital Stock:
  Common Stock      -$2.12 per share.....                                         (9,713)                             (9,713)
  Preferred Stock   -$4.75 per share.....                                            (18)                                (18)
                    -$7.00 per share.....                                            (38)                                (38)
                    -$9.375 per share....                                           (131)                               (131)
                    -$8.625 per share....                                           (604)                               (604)
                                         ------------------------------------------------------------------------------------
BALANCE, December 31, 1994...............  4,677,512      15,592      60,378      25,727      15,856        (378)    101,319

Common Stock Issuance:
  DRIP...................................    125,046         417       2,731                                           3,148
  ESIP...................................     36,012         120         829                                             949
  Compensation Program:..................
    Restricted Shares....................      8,100          27         182                                             209
    Stock Grant..........................      3,826          12          86                                              98
Net Income...............................                                         11,503                              11,503
Cash Dividends on Capital Stock:
  Common Stock      -$2.12 per share.....                                        (10,047)                            (10,047)
  Preferred Stock   -$4.75 per share.....                                            (15)                                (15)
                    -$7.00 per share.....                                            (36)                                (36)
                    -$9.375 per share....                                           (116)                               (116)
                    -$8.625 per share....                                           (604)                               (604)
                                         ------------------------------------------------------------------------------------
BALANCE, December 31, 1995...............  4,850,496     $16,168     $64,206     $26,412      15,856       ($378)   $106,408
                                         ====================================================================================


Dividend Restrictions
Certain restrictions on the payment of cash dividends on common stock are contained in the indentures relating to long-term debt and in the Restated Articles of Association. Under the most restrictive of such provisions, $20.3 million of retained earnings were free of restrictions at December 31, 1995.

The properties of the Company include several hydroelectric projects licensed under the Federal Power Act, with license expiration dates ranging from 1993 to 2022. At December 31, 1995, $302,000 of retained earnings had been appropriated as excess earnings on hydroelectric projects as required by Section 10(d) of the Federal Power Act.

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

Certain classes of preferred stock are subject to annual purchase or sinking fund requirements. The sinking fund requirements are mandatory. The purchase fund requirements are mandatory, but holders may elect not to accept the purchase offer. The redemption or purchase price to satisfy these requirements may not exceed $100 per share plus accrued dividends. All shares redeemed or purchased in connection with these requirements must be canceled and may not be reissued. The annual purchase and sinking fund requirements for certain classes of preferred stock are as follows:

Purchase and Sinking Fund
-------------------------
  8.625%, Class D, Series 3  . .  September 1    14,000 Shares
  4.75%, Class B . . . . . . . .  December 1        450 Shares
  7%, Class C  . . . . . . . . .  December 1        450 Shares
  9.375%, Class D, Series 1  . .  December 1      1,600 Shares

Under the Restated Articles of Association relating to Redeemable
Cumulative Preferred Stock, the annual aggregate amount of purchase and sinking fund requirements for the next five years is $1,650,000.

All of the classes of preferred stock are redeemable at the option of the Company or, in the case of voluntary liquidation, at various prices on various dates. The prices include the par value of the issue plus any accrued dividends and a redemption premium. The redemption premium for Class B, C and D, Series 1, is $1.00 per share. The redemption premium for the Class D, Series 3, is $3.835 per share until September 1, 1996; $2.877 per share from September 1, 1996 to September 1, 1997; $1.919 per share from September 1, 1997 to September 1, 1998; and $0.916 per share from September 1, 1998 to September 1, 1999, after which there is no redemption premium.

No shares of Class E preferred stock were issued as of December 31, 1995.

E. Long-term Debt
Utility
Substantially all of the property and franchises of the Company are subject to the lien of the indenture under which first mortgage bonds have been issued. The annual sinking fund requirements (excluding amounts that may be satisfied by property additions) and long-term debt maturities for the next five years are:
                                  Sinking
                                   Funds    Maturities     Total
                                  -------   ----------     -----
                                           (In thousands)

1996 . . . . . . . . . . . . . .   $4,833      $3,000     $7,833
1997 . . . . . . . . . . . . . .    3,500       1,334      4,834
1998 . . . . . . . . . . . . . .    3,500       3,000      6,500
1999 . . . . . . . . . . . . . .    3,500         ---      3,500
2000 . . . . . . . . . . . . . .    1,700       6,800      8,500

Non-Utility
At December 31, 1995, Green Mountain Propane Gas Company, the Company's propane subsidiary, had long-term debt of $3,900,000, which was secured by substantially all of the subsidiary's assets, and Mountain Energy, Inc., the Company's subsidiary that invests in electric energy generation and efficiency projects, had unsecured long-term debt of $1,916,667. The annual sinking fund requirements and maturities for the next five years are:
                                  Sinking
                                   Funds    Maturities     Total
                                  -------   ----------     -----
                                          (In thousands)

1996 . . . . . . . . . . . . .     $1,167      $  ---     $1,167
1997 . . . . . . . . . . . . .      1,167         ---      1,167
1998 . . . . . . . . . . . . .      1,167         ---      1,167
1999 . . . . . . . . . . . . .        167         900      1,067
2000 . . . . . . . . . . . . .         83       1,167      1,250

F. Short-term Debt
Utility
At December 31, 1995, the Company had lines of credit with six banks totaling $40.0 million, with borrowings outstanding of $8.4 million. Borrowings under these lines of credit are at interest rates based on various market rates and are generally less than the prime rate. The Company has fee arrangements on its lines of credit ranging from 1/8 to 1/4 percent and no compensating balance requirements. These lines of credit are subject to periodic review and renewal during the year by the various banks.

The weighted average interest rate on borrowings outstanding on December 31, 1995 and December 31, 1994 was 6.3 percent and 6.4 percent, respectively.

Non-Utility
At December 31, 1995, Green Mountain Propane Gas Company, the Company's propane subsidiary, had a line of credit with a bank for $1.5 million, with $150,000 outstanding.

G. Income Taxes
Utility
The Company accounts for income taxes using an asset and liability approach. This approach accounts for deferred income taxes by applying statutory rates in effect at year end to the differences between the book and tax bases of assets and liabilities.

The regulatory assets and liabilities represent taxes that will be collected from or returned to customers through rates in future periods. As of December 31, 1995 and 1994, the net regulatory assets were $690,000 and $187,000, respectively.

The temporary differences which gave rise to the net deferred tax liability at December 31, 1995 and December 31, 1994, were as follows:

                                          At December 31,   At December 31,
                                               1995               1994
                                          ---------------   ---------------
                                                   (In thousands)
Deferred Tax Assets
 Contributions in aid of construction        $ 6,361            $ 5,857
 Deferred compensation and
   postretirement benefits . . . . . .         2,931              2,296
 Alternative minimum tax credit  . . .          (661)              (829)
 Excess deferred taxes . . . . . . . .         1,990              2,089
 Unamortized investment tax credits  .         2,151              2,277
 Other . . . . . . . . . . . . . . . .         2,982              3,352
                                             -------            -------
                                             $15,754            $15,042
                                             =======            =======
Deferred Tax Liabilities
 Property-related and other  . . . . .       $28,009            $26,314
 Demand side management costs  . . . .         6,685              6,457
 Deferred purchased power costs  . . .         2,901                174
 Reversal of previously flowed-through
   tax depreciation  . . . . . . . . .         2,816              3,499
 AFUDC equity basis adjustment . . . .           635                680
                                            --------           --------
                                              41,046             37,124
                                            --------           --------
Net accumulated deferred income tax
   liability . . . . . . . . . . . . .      ($25,292)          ($22,082)
                                            =========          =========

The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

                                                    Year End December 31,
                                                 1995       1994       1993
                                                 ----       ----       ----
                                                        (In thousands)
Net change in deferred income tax
  liability per above table . . . . . . . . .   $3,210     $1,080    $4,677
Change in income tax related regulatory
  assets and liabilities. . . . . . . . . . .      503        505       503
Change in alternative minimum tax credit  . .      168     (1,578)      444
IRS audit adjustment, 1989 - 90 . . . . . . .      255        ---       405
                                                ------     ------    ------
Deferred income tax expense for the period  .   $4,136     $    7    $6,029
                                                ======     ======    ======

The components of the provision for income taxes are as follows:

                                            Year Ended December 31,
                                           1995        1994        1993
                                           ----        ----        ----
                                                 (In thousands)
Current state income taxes . . . . . . . $   365    $ 1,205      $  134
Deferred state income taxes  . . . . . .     897         70       1,225
Current federal income taxes . . . . . .   1,359      4,466         369
Deferred federal income taxes  . . . . .   3,239        (63)      4,804
Investment tax credits -- net  . . . . .    (282)      (283)       (284)
                                          -------    -------     -------
Total income taxes . . . . . . . . . . .   5,578      5,395       6,248
Amounts included in "Other income" . . .      --         --           1
                                          ------     ------      ------
Income taxes charged to operations . . .  $5,578     $5,395      $6,249
                                          ======     ======      ======

The following table details the components of the provisions for deferred federal income taxes:

                                             Year Ended December 31,
                                           1995        1994         1993
                                           ----        ----         ----
                                                 (In thousands)
Deferred purchased power costs  . . . .   $2,351     $(1,310)     $  985
Excess tax depreciation . . . . . . . .    1,652       1,387       1,417
Demand side management  . . . . . . . .      197       1,013       2,090
State tax benefit . . . . . . . . . . .     (304)         39        (416)
Contributions in aid of construction  .     (435)       (657)       (440)
Supplemental benefit plans  . . . . . .     (266)         26        (198)
Postretirement health care benefits . .     (281)        824         (95)
Pine Street . . . . . . . . . . . . . .     (191)     (1,915)        890
Other . . . . . . . . . . . . . . . . .      516         530         571
                                          ------      -------     ------
Total deferred federal income taxes . .   $3,239      $  (63)     $4,804
                                          ======      =======     ======

Total federal income taxes differ from the amounts computed by applying the statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                             Year Ended December 31,
                                           1995        1994        1993
                                           ----        ----        ----
                                             (Dollars in thousands)
Income before income tax . . . . . . .   $17,081     $16,398     $16,880
Federal statutory rate . . . . . . . .        34%         34%         34%
Computed "expected" federal
  income taxes . . . . . . . . . . . .   $ 5,808     $ 5,575     $ 5,739
Increase (decrease) in taxes
  resulting from:
  Tax versus book depreciation . . . .       327         327         327
  Dividends received and paid credit .      (616)       (499)       (580)
  AFUDC - equity funds . . . . . . . .        (9)        (89)        (93)
  Amortization of ITC  . . . . . . . .      (282)       (283)       (284)
  State tax benefit  . . . . . . . . .      (429)       (433)       (462)
  Excess deferred taxes  . . . . . . .       (60)        (60)        (60)
  Taxes attributable to subsidiaries .      (401)       (268)        156
  Other  . . . . . . . . . . . . . . .       (22)       (150)        146
                                         --------    --------    -------
Total federal income taxes . . . . . .   $ 4,316     $ 4,120     $ 4,889
                                         ========    ========    =======
Effective federal income tax rate  . .      25.3%       25.1%       28.9%

Non-Utility
The Company's non-utility subsidiaries had accumulated deferred income taxes of $3.2 million on their balance sheets at December 31, 1995, largely attributable to property-related transactions.

The components of the provision for income taxes for the non-utility operations are:
                                             Year Ended December 31,
                                           1995        1994        1993
                                           ----        ----        ----
                                                  (In thousands)
State income taxes . . . . . . . . . .      $165        $123      $ (58)
Federal income taxes . . . . . . . . .       613         444       (224)
Investment tax credits . . . . . . . .       (45)        (45)       (45)
                                            -----       -----     ------
Income taxes charged to operations . .      $733        $522      $(327)
                                            =====       =====     ======

Total federal income taxes differ from the amounts computed by applying the statutory rate to income before taxes, primarily attributable to state tax benefits.

The effective federal income tax rates for the non-utility operations were 29.7 percent, 29.0 percent and 34.2 percent for the years ended December 31, 1995, 1994 and 1993, respectively.

H. Quarterly Financial Information (Unaudited)
The following quarterly financial information, in the opinion of management, includes all adjustments necessary to a fair statement of results of operations for such periods. Variations between quarters reflect the seasonal nature of the Company's business and the timing of rate changes.

                                               1995 Quarter Ended
                                  March    June    Sept.     Dec.     Total
                                  -----    ----    -----     ----     -----
                                  (Amounts in thousands, except per share)
Operating Revenues . . . . . .  $40,023  $37,127  $39,781  $44,613  $161,544
Operating Income . . . . . . .    4,482    2,770    3,826    4,217    15,295
Net Income . . . . . . . . . .    3,227    1,992    3,071    3,213    11,503
Net Income Applicable to
  Common Stock . . . . . . . .    3,033    1,798    2,877    3,024    10,732
Earnings per Average Share of
  Common Stock . . . . . . . .    $0.65    $0.38    $0.60    $0.63     $2.26
Weighted Average Number of
  Common Shares Outstanding  .    4,680    4,721    4,771    4,815     4,747

                                            1994 Quarter Ended
                                  March    June    Sept.     Dec.     Total
                                  -----    ----    -----     ----     -----
                                  (Amounts in thousands, except per share)
Operating Revenues . . . . . .  $40,611  $33,603  $36,684  $37,299  $148,197
Operating Income . . . . . . .    4,892    1,872    3,243    4,510    14,517
Net Income . . . . . . . . . .    4,040    1,237    2,653    3,072    11,002
Net Income Applicable to
  Common Stock . . . . . . . .    3,841    1,038    2,454    2,875    10,208
Earnings per Average Share of
  Common Stock . . . . . . . .    $0.85    $0.23    $0.54    $0.61     $2.23
Weighted Average Number of
  Common Shares Outstanding  .    4,537    4,564    4,605    4,644     4,588

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

On November 6, 1992, the EPA released its final RI/FS and announced a proposed remedy with an estimated present value total cost of approximately $47.0 million. This amount included 30 years' estimated operation and maintenance costs, with a net present value of approximately $26.4 million. The EPA's preferred remedy called for construction of a Containment/Disposal Facility (CDF) over a portion of the site. The CDF would have consisted of subsurface vertical barriers and a low permeability cap, with collection trenches and hydraulic control system to capture groundwater and prevent its migration outside of the CDF. Collected groundwater would have been treated and discharged or stored and disposed of off-site. The proposed remedy also would have required construction of new wetlands to replace those that would be destroyed by construction of the CDF and a long-term monitoring program.

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

In July 1994, the Company, New England Electric System (NEES), and Vermont Gas Systems, Inc. (VGS), entered into an Administrative Order by Consent, with the EPA, pursuant to which these PRPs are conducting certain additional studies that have been agreed to by the coordinating council. These studies constitute the first phase of action the council has decided on to fill data gaps at the site. A second phase, including tasks carried over from the first phase, additional field studies and preparation of an addendum feasibility study was begun during 1995 by the same parties under a second Order. The EPA has not required reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously advised the Company that ultimately it will seek to hold the Company and the PRPs liable for such costs. These costs have been estimated to be at least $4.5 million, but the Company has sufficient reserves on its balance sheet to cover such costs.

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

In December 1991, the Company brought suit against several previous insurers seeking recovery of unrecovered past costs and indemnity against future liabilities associated with environmental problems at the site. Discovery in the case is largely complete, with the exception of expert discovery, which was stayed by the magistrate pending the resolution of Summary Judgment Motions filed by the Company. In August 1994, the Magistrate granted the Company's Motion for Summary Judgment with respect to defense costs against one defendant and denied it against another defendant. The United States District Judge affirmed those orders on September 30, 1994.

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

Through rate cases filed in 1991, 1993 and 1994, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Marsh site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and June 30, 1994 (in the total of approximately $7.3 million) for technical consultants and legal assistance in connection with the EPA's enforcement actions at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Vermont Department of Public Service (the Department) reached agreements in these cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB on April 2, 1992, on May 13, 1994, and on June 5, 1995, reflected the Pine Street Marsh related expenditures referred to above.

In a rate case filed on September 15, 1995, the Company sought recovery in rates of approximately $1.3 million in expenses associated with the Pine Street site. This amount represented the Company's unrecovered expenditures between July 1994 and June 1995 for technical consultants and legal assistance in connection with EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street related costs (and whether recovery or non-recovery of past costs and any insurance proceeds is relevant to such issue), the parties to the case have reached agreement that the full amount of Pine Street costs reflected in the Company's 1995 rate case should be recovered in rates. This agreement is currently pending before the VPSB.

Management expects to seek and (assuming treatment consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received.

2. Operating Leases
The Company has an operating lease for its corporate headquarters building and two of its service center buildings, including related real estate. This lease has a base term of 25 years, ending June 30, 2009, with renewal options aggregating another 25 years. The annual lease charges will total $983,000 for each of the years 1996 through 2008 and $574,000 for 2009. The Company has options to purchase the buildings at fair market value at the end of the base term and at the end of each renewal period.

3. Jointly-Owned Facilities
The Company had joint-ownership interests in electric generating and transmission facilities at December 31, 1995, as follows:

                            Ownership  Share of       Utility   Accumulated
                             Interest  Capacity        Plant    Depreciation
                            ---------  --------       -------   ------------
                               (In %)     (In MW)        (In thousands)
Highgate  . . . . . . . . . .   33.8        67.6      $ 9,730       $2,816
McNeil  . . . . . . . . . . .   11.0         5.9      $ 8,555       $2,981
Stony Brook (No. 1) . . . . .    8.8        30.2      $10,039       $5,520
Wyman (No. 4) . . . . . . . .    1.1         6.8      $ 2,376       $1,234
Metallic Neutral Return (1) .   59.4         ---      $ 1,563       $  306

(1)	Neutral conductor for NEPOOL/Hydro-Quebec Interconnection

The Company's share of expenses for these facilities is reflected in the Statements of Consolidated Income. Each participant in these facilities must provide for its own financing.



4. Rate Matters
1995 Retail Rate Case -- On September 15, 1995, the Company filed a request with the VPSB to increase retail rates by 12.7 percent. The increase is needed to cover higher power supply costs, to support additional investment in plant and equipment, to fund expenses associated with the Pine Street site, and to cover higher costs of capital.

The Company and the Department reached a settlement agreement providing for a 5.25 percent retail rate increase effective June 1, 1996, and a target return on equity for utility operations of 11.25 percent. The settlement was based on a newly negotiated agreement with Hydro-Qu bec that will result in a reduction of the Company's power supply costs below that which was anticipated, allowing the Company to reduce the amount of its rate request. The rate settlement must be reviewed and approved by the VPSB before it can take effect.

1994 Retail Rate Case -- On September 24, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9 percent. The increase was needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers. The Company, the Department and the other parties reached a settlement agreement providing for a 9.25 percent retail rate increase effective June 15, 1995, and a target return on equity for utility operations of 11.25 percent. The agreement was approved by the VPSB on June 9, 1995.

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

1991 Retail Rate Case -- On July 19, 1991, the Company filed a request with the VPSB to increase retail rates by 9.96 percent to cover power supply cost increases expected in 1992; the costs of upgrading and maintaining the Company's generation, transmission and distribution facilities; expenditures associated with the Company's conservation programs; and higher employee pension and health care costs. In orders dated April 2, 1992 and May 21, 1992, the VPSB approved an increase of
5.6 percent, or approximately $6.6 million, effective April 2, 1992.

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

On April 22, 1994, the Vermont Supreme Court affirmed in part and reversed in part the VPSB orders. The Court overturned the VPSB's decision disallowing certain DSM costs. The impact of this portion of the Court's ruling resulted in the Company's other income since April 1992 being increased by $162,000. On the other hand, the Court overturned the VPSB decision in the Company's favor on an issue involving the method of treating accumulated depreciation, and on the inclusion of one item of Vermont Yankee's capital projections in power costs. The overall impact of the Court's ruling resulted in a reduction of $840,000 in the Company's revenues in 1994.

5. Other Legal Matters
The Company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material effect on the financial position or the results of operations of the Company.

J. Obligations Under Transmission Interconnection Support Agreement Agreements executed in 1985 among the Company, VELCO and other NEPOOL members and Hydro-Qu bec, provided for the construction of the second phase (Phase II) of the interconnection between the New England electric systems and that of Hydro-Qu bec. Phase II expands the Phase I facilities from 690 megawatts to 2,000 megawatts and provides for transmission of Hydro-Qu bec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. Construction of Phase II commenced in 1988 and was completed in late 1990. The Company is entitled to 3.2 percent of the Phase II power-supply benefits. Total construction costs for Phase II were approximately $487 million. The New England participants, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. As a supporting participant, the Company must make support payments under thirty-year agreements. These support agreements meet the capital lease accounting requirements under SFAS 13. At December 31, 1995, the present value of the Company's obligation is $9.8 million.

Projected future minimum payments under the Phase II support agreements are as follows:
     Year ending December 31,
     1996 . . . . . . . . . . .  $  488,924
     1997 . . . . . . . . . . .     488,924
     1998 . . . . . . . . . . .     488,924
     1999 . . . . . . . . . . .     488,924
     2000 . . . . . . . . . . .     488,924
     Total for 2001-2020  . . .   7,333,867
                                 ----------
                                 $9,778,487
                                 ==========

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



K. Long-Term Power Purchases
1. Unit Purchases
Under long-term contracts with various electric utilities in the region, the Company is purchasing certain percentages of the electrical output of production plants constructed and financed by those utilities. Such contracts obligate the Company to pay certain minimum annual amounts representing the Company's proportionate share of fixed costs, including debt service requirements (amounts necessary to retire the principal of and to pay the interest on the portion of the related long-term debt ascribed to the Company) whether or not the production plants are operating. The cost of power obtained under such long-term contracts, including payments required to be made when a production plant is not operating, is reflected as "Power Supply Expenses" in the accompanying Consolidated Statements of Income.

Information (including estimates for the Company's portion of certain minimum costs and ascribed long-term debt) with regard to significant purchased power contracts of this type in effect during 1995 follows:

                                                      Stony     Vermont
                                       Merrimack      Brook      Yankee
                                       ---------      -----     -------
                                             (Dollars in thousands)
Plant capacity . . . . . . . . . . .      320.0 MW   343.0 MW    535.0 MW
Company's share of output  . . . . .        8.9%       4.4%       17.3%
Contract period  . . . . . . . . . .  1968-1998         (1)         (2)
Company's annual share of:
  Interest . . . . . . . . . . . . .     $  606     $  245     $ 1,840
  Other debt service . . . . . . . .        329        296         ---
  Other capacity . . . . . . . . . .      1,759        406      25,899
                                         ------     ------     -------
Total annual capacity  . . . . . . .     $2,694     $  947     $27,739
                                         ======     ======     =======
Company's share of long-term debt  .     $  919     $4,825     $13,121
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

The Company's purchases pursuant to the contract with Hydro-Quebec entered into December 4, 1987 are as follows: (1) Schedule A -- 17 megawatts (MW) of firm capacity and associated energy to be delivered at the Highgate interconnection for five years beginning 1990; (2) Schedule B -- 68 megawatts of firm capacity and associated energy to be delivered at the Highgate interconnection for twenty years beginning in September 1995; and (3) Schedule C3 -- 46 megawatts of firm capacity and associated energy to be delivered at interconnections to be determined at a later time for 20 years beginning in November 1995.

At present, the Schedule C3 purchases are being delivered over the Company's entitlement to the NEPOOL/Hydro-Quebec interconnection (Phase I and Phase II). By use of the interconnection for Schedule C3 or other power transactions, the Company foregoes certain savings associated with other power deliveries for NEPOOL that would take place if the interconnection were not utilized for firm purchases. (Please also see description of the 1996 arrangement described below).

In September 1994, the Company negotiated a renewal of a short-term "tertiary energy" contract with Hydro-Quebec under which Hydro-Quebec delivers up to 61 megawatts of capacity and energy to the Company over the NEPOOL/Hydro-Quebec interconnection. The electricity purchased under this tertiary contract is priced at less than 2.5 cents per kilowatthour. The benefits realized by the Company from this favorably priced electricity will be greater than those associated with deliveries foregone by the Company otherwise available over the NEPOOL/Hydro-Quebec interconnection. The most recent tertiary energy contract will expire in August 1996. The Company anticipates that purchases of tertiary energy will extend beyond August 1996, but these purchases will be subject to the availability of the Hydro-Quebec/New England interconnection.

During 1994, the Company negotiated an arrangement with Hydro-Quebec that reduces the cost impacts associated with the purchase of Schedules B and C3 under the 1987 contract, over the November 1995 through October 1999 period (the July 1994 Agreement). Under the July 1994 Agreement, the Company, in essence, will take delivery of the amounts of energy as specified in the 1987 contract, but the associated fixed costs will be significantly reduced from those specified in the 1987 contract.

As part of the July 1994 Agreement, the Company is obligated to purchase $3 million (in 1994 dollars) worth of research and development work from Hydro-Quebec over the four-year period, and made a $7.5 million (in 1994 dollars) cash payment to Hydro-Qu bec in 1995. The Company has exercised an option to purchase $1 million worth of additional research and development work and the $7.5 million cash payment was reduced accordingly. Hydro-Quebec retains the right to curtail annual energy deliveries by 10 percent up to five times, over the 2000 to 2015 period, if documented drought conditions exist in Quebec.

During the first year of the July 1994 Agreement (the period from November 1995 through October 1996), the average cost per kilowatthour of Schedules B and C3 combined will be cut from 6.4 to 4.2 cents per kilowatthour, a 34 percent (or $16 million) cost reduction. Over the four-year period covered by the arrangement, combined unit costs will be lowered from 6.4 to 5.3 cents per kilowatthour, reducing unit costs by 18 percent and saving $34.1 million in nominal terms.

All of the Company's contracts with Hydro-Quebec call for the delivery of system power and are not related to any particular facilities in the Hydro-Quebec system. Consequently, there are no identifiable debt-service charges associated with any particular Hydro-Qu bec facility that can be distinguished from the overall charges paid under the contracts.



A Summary of the Hydro-Quebec contracts, including the July 1994
Agreement but excluding the 1996 arrangement, follows:

                         July 1984              December 1987 Contract
                          Contract     Schedule A  Schedule B     Schedule C3
                         ---------     ----------  ----------     -----------
	(Dollars in thousands)
Capacity Acquired . . . .   50 MW       17 MW         68 MW          46 MW
Contract Period . . . . . 1985-1995    1990-1995    1995-2015      1995-2015
Minimum Energy Purchase
 (annual load factor) . .    50%          50%          75%             75%

Annual Energy Charge  . .   $3,091       $1,798      $2,468          $1,317
                            (1995)       (1995)      (1995)          (1995)

                                                    $14,967         $10,324
                                                  (1996-2015)*    (1996-2015)*

Annual Capacity Charge .    $2,367       $1,195      $3,482           $821
                            (1995)       (1995)      (1995)          (1995)

                                                    $16,731         $10,484
                                                  (1996-2015)*    (1996-2015)*

Average Cost per KWH . .     3.0           5.5        5.9             4.0
                            (1995)       (1995)      (1995)          (1995)

                                                      6.7             6.1
                                                  (1996-2015)** (1996-2015)**

*Estimated average.
**Estimated average in nominal dollars, levelized over the period indicated.

Under an arrangement negotiated in January 1996, Hydro-Quebec will provide cash payments to the Company of $3.0 million in 1996 and $1.1 million in 1997. In response, the Company will shift up to 40 megawatts of the Schedule C3 deliveries to an alternate transmission path, and use the associated portion of the NEPOOL/Hydro-Quebec interconnection facilities to purchase power for the period of September 1996 through June 2001 at prices that vary based upon conditions in effect when the purchases are made. The 1996 arrangement also provides for minimum payments by the Company to Hydro-Quebec, for periods in which power is not purchased under the agreement. Although the level of benefits to the Company will depend on various factors, the Company estimates that the 1996 arrangement will provide a minimum benefit of $1.8 million, net present value.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Green Mountain Power Corporation:

We have audited the accompanying consolidated balance sheets and capitalization data of Green Mountain Power Corporation (a Vermont corporation) as of December 31, 1995 and 1994, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Power Corporation as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 29, 1996



Schedule II
GREEN MOUNTAIN POWER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 1995, 1994 and 1993

                                                                  Additions
                                        Balance at      -------------------------------                    Balance at
                                       Beginning of       Charged to       Charged to                        End of
Description                               Period        Cost & Expenses  Other Accounts    Deductions        Period
-----------------------------------    -------------    --------------   --------------   -------------   -------------

Pine Street Marsh (1)
  1995.................................          $0       $     --         $   --           $   --                  $0
  1994.................................    $684,430       $     --         $   --             $684,430              $0
  1993.................................    $684,430       $     --         $   --           $   --            $684,430


Injuries and Damages
  1995.................................    $513,720           $38,000      $   --             $448,419        $103,301
  1994.................................    $105,660           $35,000         $394,430         $21,370        $513,720
  1993.................................     ($2,357)         $142,000      $   --              $33,983        $105,660


Bad Debt Reserve (3)
  1995.................................    $402,923          $371,564          $48,696 (2)    $405,499        $417,684
  1994.................................    $639,853          $243,974          $53,076 (2)    $533,980        $402,923
  1993.................................    $469,922          $410,000          $89,014 (2)    $329,083        $639,853

(1) See Note I-1 of the Notes to Consolidated Financial Statements.
(2) Represents collection of accounts previously written off.
(3) Includes non-utility bad debt reserve.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

ITEMS 10, 11, 12 & 13

     Certain information regarding executive officers called for by Item 10, "Directors and Executive Officers of the Registrant," is furnished under the caption, "Executive Officers" in Item 1 of Part I of this Report. The other information called for by Item 10, as well as that called for by Items 11, 12, and 13, "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," will be set forth under the captions "Election of Directors," "Compliance with the Securities Exchange Act," "Executive Compensation," "Pension Plan Information" and "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to its annual meeting of stockholders to be held on May 16, 1996. Such information is incorporated herein by reference. Such proxy statement pertains to the election of directors and other matters. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in April 1996.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                                    Filed
                                                                   Herewith
                                                                   On Page
                                                                   --------

     Item 14(a)(1).  The financial statements and financial           40
statement schedules of the Company are listed on the Index to financial statements set forth in Item 8 hereof.

ITEM 14 (a) (3).                      EXHIBITS
                                                                 Incorporated by Reference from
Exhibit                                                                           SEC Docket or
Number                                                           Exhibit    Page Filed Herewith
------     ----------------------------------------------        -------    -------------------

3-a        Restated Articles of Association, as certified        3-a            Form 10-K 1993
             June 6, 1991.                                                      (1-8291)

3-a-1      Amendment to 3-a above, dated as of May 20, 1993.     3-a-1          Form 10-K 1993
                                                                                (1-8291)

3-b        By-laws of the Company, as amended                    3-b            Form 10-Q Sept. 1995
             May 18, 1995.                                                      (1-8291)

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

4-b-5      Fourth Supplemental Indenture dated as of             4-b-5          2-75293
             October 1, 1969.

4-b-6      Fifth Supplemental Indenture dated as of              4-b-6          2-75293
             December 1, 1973.

4-b-7      Seventh Supplemental Indenture dated as of            4-a-7          2-99643
             August 1, 1976.

4-b-8      Eighth Supplemental Indenture dated as of             4-a-8          2-99643
             December 1, 1979.

4-b-9      Ninth Supplemental Indenture dated as of              4-b-9          2-99643
             July 15, 1985.

4-b-10     Tenth Supplemental Indenture dated as of              4-b-10         Form 10-K 1989
             June 15, 1989.                                                     (1-8291)

4-b-11     Eleventh Supplemental Indenture dated as of           4-b-11         Form 10-Q Sept
             September 1, 1990.                                                 1990 (1-8291)

4-b-12     Twelfth Supplemental Indentrue dated as of            4-b-12         Form 10-K 1991
             March 1, 1992.                                                     (1-8291)

4-b-13     Thirteenth Supplemental Indenture dated as of         4-b-13         Form 10-K 1991
              March 1, 1992.                                                    (1-8291)

4-b-14     Fourteenth Supplemental Indenture dated as of         4-b-14         Form 10-K 1993
              November 1, 1993.                                                 (1-8291)

4-b-15     Fifteenth Supplemental Indenture dated as of          4-b-15         Form 10-K 1993
              November 1, 1993.                                                 (1-8291)

*4-b-16     Sixteenth Supplemental Indenture dated as of
              December 1, 1995.

4-b-17     Revised form of Indenture as filed as an Exhibit      4-a-17         Form 10-Q Sept. 1995
              to Registration Statement No. 33-59383.                           (1-8291)

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

10-d-9     Severance Agreement with  C. T. Myotte.                 10-d-9        Form 10-Q June
                                                                                 1991 (1-8291)

10-d-10    Severance Agreement with J. J. Lampron.                 10-d-10       Form 10-K 1991
                                                                                 (1-8291)

10-d-11    Severance Agreement with D. R. Stroupe                  10-d-11       Form 10-Q Sept
                                                                                 1992 (1-8291)

10-d-12    Green Mountain Power Corporation Officer Compensation   10-d-12       Form 10-Q
             Program, Highlights Brouchure / Program Document.                   June 1994
                                                                                 (1-8291)

10-d-13    Severance Agreement with M. H. Lipson.                  10-d-13       Form 10-K 1994
                                                                                 (1-8291)

10-d-14    Severance Agreement with D. G. Whitmore.                10-d-14       Form 10-K 1994
                                                                                 (1-8291)

10-d-15    Green Mountain Power Corporation Officer Compensation   10-d-15       Form 10-K 1994
             Program, Highlights Brochure / Program Document                     (1-8291)
             amended.

10-d-15a   Green Mountain Power Corporation Compensation Program   10-d-15a      Form 10-Q
             for Officers and Key Management Personnel as amended                Sept. 1995
             August 8, 1995                                                      (1-8291)

10-d-16    Severance Agreement with R. C. Young                    10-d-16       Form 10-Q March
                                                                                 1995 (1-8291)

10-d-17    Severance Agreement with P. H. Zamore                   10-d-17       Form 10-Q March
                                                                                 1995 (1-8291)

10-e-2     Agreement dated as of May 26, 1988, between the         10-e-2        Form 10-K for
             Company and Thomas P. Salmon, Chairman of the Board.                1988 (1-8291)

*12        Computation of Ratio of Earnings to Fixed Charges

16-a       Letter from former accountant, Coopers & Lybrand.                     Form 8-K for
                                                                                 1987 (1-8291)

*23-a-1    Consent of Arthur Andersen LLP

*27        Financial Data Schedule

* Filed herewith


ITEM 14(b)

	There were no reports on Form 8-K filed for the quarter ending
December 31, 1995.



OTHER MATTERS


	For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-58413 (filed April 4, 1995):

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

GREEN MOUNTAIN POWER CORPORATION

By:   /s/ D. G. Hyde                  Date:  March 29, 1996
	(D. G. Hyde, President and
	Chief Executive Officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                         DATE
        ---------                        -----                         ----


 /s/ D. G. Hyde               Chairman of the Executive Commit-   March 29, 1996
        (D. G. Hyde)          tee, President, Chief Executive
                              Officer and Director

 /s/ C. L. Dutton             Vice President, Treasurer and       March 29, 1996
       (C. L. Dutton)         Chief Financial Officer (Principal
                              Financial Officer)

 /s/ G. J. Purcell            Controller                          March 29, 1996
       (G. J. Purcell)        (Principal Accounting Officer)

 /s/ T. P. Salmon             Chairman of the Board and           March 29, 1996
       (T. P. Salmon)         Director

 /s/ R. E. Boardman           Director                            March 29, 1996
       (R. E. Boardman)

 /s/ N. L. Brue               Director                            March 29, 1996
       (N. L. Brue)

 /s/ W. H. Bruett             Director                            March 29, 1996
       (W. H. Bruett)

                              Director
       (M. O. Burns)

 /s/ L. E. Chickering         Director                            March 29, 1996
     (L. E. Chickering)

 /s/ J. V. Cleary             Director                            March 29, 1996
       (J. V. Cleary)

 /s/ R. I. Fricke             Director                            March 29, 1996
       (R. I. Fricke)

 /s/ E. A. Irving             Director                            March 29, 1996
       (E. A. Irving)

 /s/ M. L. Johnson            Director                            March 29, 1996
       (M. L. Johnson)

 /s/ R. W. Page               Director                            March 29, 1996
       (R. W. Page)



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Green Mountain Power Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Green Mountain Power Corporation included in this Form 10-K and have issued our report thereon dated January 29, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page 40 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Boston, Massachusetts
January 29, 1996                       /s/  Arthur Andersen LLP