Form 10-Q
period 1996-03-31
GREEN MOUNTAIN POWER CORP
filed 1996-05-14
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549




                                     FORM 10-Q


X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934
                   For the quarterly period ended March 31, 1996

                                         or

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

	Class - Common Stock	                     		Outstanding March 31, 1996
	$3.33 1/3 Par Value		                               	4,881,356


GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets
(Unaudited)

Part 1 - Item 1


                                                                     March 31                  December 31
                                                       -----------------------------------   ----------------
                                                             1996               1995               1995
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)

ASSETS

ELECTRIC UTILITY
Utility Plant
    Utility plant, at original cost....................       $240,298           $229,765           $239,291
    Less accumulated depreciation......................         78,085             71,224             75,797
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        162,213            158,541            163,494
    Property under capital lease.......................          9,778             10,278              9,778
    Construction work in progress......................         10,041              7,405              8,727
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        182,032            176,224            181,999
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity (Note 2)...........         16,052             16,591             16,024
    Other investments..................................          4,516              4,029              4,224
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,568             20,620             20,248
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................            616                656                 84
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         19,554             16,093             18,081
    Accrued utility revenues (Note 1)..................          5,951              5,270              6,523
    Fuel, materials and supplies, at average cost......          3,188              3,239              3,312
    Prepayments........................................          1,843              1,562              1,890
    Other..............................................            227                274                326
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         31,379             27,094             30,216
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................         18,119             15,865             18,367
    Environmental proceedings costs....................          7,887              7,842              7,893
    Purchased power costs..............................          5,833              1,914              8,433
    Other..............................................          8,726             11,598              8,258
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         40,565             37,219             42,951
                                                       ----------------   ----------------   ----------------
NON-UTILITY
    Cash and cash equivalents..........................          1,427              1,116                 76
    Other current assets...............................          2,519              5,339              4,055
    Property and equipment.............................         11,397             11,542             11,478
    Intangible assets..................................          2,466              2,954              2,580
    Equity investment in energy related businesses.....         13,308              9,374             10,999
    Other assets.......................................          8,484              4,935              8,680
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         39,601             35,260             37,868
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $314,145           $296,417           $313,282
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

ELECTRIC UTILITY
Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
        4,897,212, 4,715,156 and 4,850,496)............        $16,324            $15,717            $16,168
      Additional paid-in capital.......................         65,320             61,197             64,206
      Retained earnings................................         27,716             26,283             26,412
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        108,982            102,819            106,408
    Redeemable cumulative preferred stock..............          8,930              9,135              8,930
    Long-term debt, less current maturities............         83,934             74,967             91,134
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        201,846            186,921            206,472
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          9,778             10,278              9,778
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          3,500              3,500              7,833
    Short-term debt....................................         13,014             14,515              8,416
    Accounts payable, trade, and accrued liabilities...          3,726              4,927              5,529
    Accounts payable to associated companies...........          6,232              5,857              7,011
    Dividends declared.................................            194                194                194
    Customer deposits..................................            746                917                816
    Taxes accrued......................................          3,588              2,590                571
    Interest accrued...................................          1,844              1,755              1,847
    Deferred revenues (Note 1).........................          5,615              5,069                --
    Other..............................................            370                630                412
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         38,829             39,954             32,629
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         24,651             22,879             25,292
    Unamortized investment tax credits.................          5,015              5,313              5,107
    Other..............................................         22,058             21,297             21,642
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         51,724             49,489             52,041
                                                       ----------------   ----------------   ----------------

NON-UTILITY
    Current liabilities................................          1,223                790              1,124
    Other liabilities..................................         10,745              8,985             11,238
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................         11,968              9,775             12,362
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $314,145           $296,417           $313,282
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1 - Item 1

                                                                          Three Months Ended
                                                                               March 31
                                                                -----------------------------------------
                                                                      1996                    1995
                                                                -----------------       -----------------
                                                                (In thousands, except amounts per share)

Operating Revenues (Note 1).....................................         $48,415                 $40,023
                                                                -----------------       -----------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation (Note 2)..........           7,411                   7,574
     Company-owned generation...................................             846                     815
     Purchases from others......................................          18,668                  12,390
  Other operating...............................................           4,907                   4,565
  Transmission..................................................           2,691                   2,349
  Maintenance...................................................           1,122                   1,171
  Depreciation and amortization.................................           3,875                   3,203
  Taxes other than income.......................................           1,777                   1,669
  Income taxes..................................................           2,045                   1,805
                                                                -----------------       -----------------
     Total operating expenses...................................          43,342                  35,541
                                                                -----------------       -----------------
       Operating income.........................................           5,073                   4,482
                                                                -----------------       -----------------

Other Income
  Equity in earnings of affiliates and non-utility operations...             856                     596
  Allowance for equity funds used during construction...........              40                     --
  Other income and deductions, net..............................              15                     (13)
                                                                -----------------       -----------------
    Total other income..........................................             911                     583
                                                                -----------------       -----------------
      Income before interest charges............................           5,984                   5,065
                                                                -----------------       -----------------

Interest Charges
  Long-term debt................................................           1,814                   1,686
  Other.........................................................             228                     317
  Allowance for borrowed funds used during  construction........            (123)                   (165)
                                                                -----------------       -----------------
    Total interest charges......................................           1,919                   1,838
                                                                -----------------       -----------------
Net Income......................................................           4,065                   3,227

Dividends on preferred stock....................................             190                     194
                                                                -----------------       -----------------
Net Income Applicable to Common Stock...........................          $3,875                  $3,033
                                                                =================       =================

Common Stock Data
  Earnings per share............................................           $0.80                   $0.65

  Cash dividends declared per share.............................           $0.53                   $0.53

  Weighted average shares outstanding...........................           4,860                   4,680


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period...................................         $26,412                 $25,727
Net Income......................................................           4,065                   3,227
                                                                -----------------       -----------------
                                                                          30,477                  28,954
                                                                -----------------       -----------------

Cash Dividends - redeemable cumulative preferred stock..........             190                     194
               - common stock...................................           2,571                   2,477
                                                                -----------------       -----------------
                                                                           2,761                   2,671
                                                                -----------------       -----------------

Balance - end of period.........................................         $27,716                 $26,283
                                                                =================       =================

              The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1 - Item 1



                                                                                 Three Months Ended
                                                                                       March 31
                                                                       ---------------------------------------
                                                                             1996                  1995
                                                                       -----------------     -----------------
                                                                                    (In thousands)
Operating Activities:
  Net Income...........................................................          $4,065                $3,227
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           3,875                 3,203
      Dividends from associated companies less equity income...........             (29)                   93
      Allowance for funds used during construction.....................            (164)                 (165)
      Amortization of purchased power costs............................           1,715                 1,271
      Deferred income taxes............................................            (515)                  924
      Deferred revenues (Note 1).......................................           5,615                 5,069
      Amortization of gain on sale of property.........................             (13)                  (13)
      Deferred purchased power costs...................................            (145)               (2,697)
      Amortization of investment tax credits...........................             (92)                  (77)
      Environmental proceedings costs..................................            (365)                 (333)
      Changes in:
        Accounts receivable............................................          (1,474)                 (854)
        Accrued utility revenues.......................................             572                   743
        Fuel, materials, and supplies..................................             124                    74
        Prepayments and other current assets...........................           1,683                   659
        Accounts payable...............................................          (2,582)                  436
        Taxes accrued..................................................           3,017                 1,148
        Interest accrued...............................................              (3)                 (198)
        Other current liabilities......................................             (13)                  (37)
      Other............................................................             349                (1,071)
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          15,620                11,402
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (2,275)               (2,646)
    Conservation expenditures..........................................            (891)                 (932)
    Investment in nonutility property..................................          (2,145)                   14
                                                                       -----------------     -----------------
      Net cash used in investing activities............................          (5,311)               (3,564)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................           1,270                   944
    Short-term debt, net...............................................           4,599                (5,699)
    Reduction in long-term debt........................................         (11,533)               (1,333)
    Cash dividends.....................................................          (2,762)               (2,670)
                                                                       -----------------     -----------------
      Net cash used in financing activities............................          (8,426)               (8,758)
                                                                       -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents...............           1,883                  (920)
    Cash and Cash equivalents at beginning of period...................             160                 2,692
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................          $2,043                $1,772
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the quarter for:
       Interest (net of amounts capitalized)...........................          $1,987                $2,167
       Income taxes....................................................               2                     8

      The accompanying notes are an integral part of the consolidated financial statements.





GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996


Part 1 - Item 1

1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At March 31, 1996 and 1995, the Company had recorded deferred revenues of $5.6 million and $5.1 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods.

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



                                             Three Months Ended
                                                  March 31
                                             ------------------
                                             1996          1995
                                             ----          ----
                                                (In thousands)

Revenue . . . . . . . . . . . . . . .       $3,925        $3,004
Expenses  . . . . . . . . . . . . . .        3,557         2,883
                                            ------        ------
Net Income  . . . . . . . . . . . . .       $  368        $  121
                                            ======        ======

2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:



                                                     Three Months Ended
                                                           March 31
                                                    ---------------------
                                                    1996             1995
                                                    ----             ----
                                                        (In thousands)
Vermont Yankee Nuclear Power Corporation
  Gross Revenue . . . . . . . . . . . . . . . . .  $39,756         $51,375
  Net Income Applicable to Common Stock . . . . .    1,598           1,758
  Company's Equity in Net Income  . . . . . . . .      280             281

Vermont Electric Power Company, Inc.
  Gross Revenue . . . . . . . . . . . . . . . . .  $12,289         $12,661
  Net Income Before Dividends . . . . . . . . . .      298             333
  Company's Equity in Net Income
    (Includes preferred equity) . . . . . . . . .       82              99

3.  ENVIRONMENTAL MATTERS
In 1982, the United States Environmental Protection Agency (EPA) notified the Company that the EPA, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), was considering spending public funds in response to claimed releases of allegedly hazardous substances at what since has become known as the Pine Street Barge Canal Site (Site) in Burlington, Vermont. A manufactured-gas facility was owned and operated on part of the Site by several separate enterprises, including the Company, from the late 19th century to 1967. The EPA's notice stated that the Company may be a "potentially responsible party" (PRP) under CERCLA from which reimbursement of costs of investigation and of corrective action may be sought. On February 23, 1988, the Company received a Special Notice letter from the EPA stating that the letter constituted a formal demand for reimbursement of response costs, including interest thereon, incurred and to be incurred at the Site.

On December 5, 1988, the EPA brought suit against the Company, New England Electric System (NEES), and Vermont Gas Systems, Inc. (VGS) in the United States District Court for the District of Vermont seeking reimbursement for costs it incurred in conducting activities in 1985 to remove allegedly hazardous substances from a portion of the Site, and seeking a declaratory judgment concerning liability of the defendants for all subsequent response costs associated with that area, known as the Maltex Pond Area. The complaint alleged that the removal costs were at least $741,000. The EPA also sought interest on this amount from the date the funds were expended and costs of litigation, including attorneys' fees. The Company entered certain cross-claims and third-party claims. Fourth-party defendants also were joined. In July 1990, the Company and 13 other settling defendants signed a proposed Consent Decree settling the removal action litigation, paying collectively $945,000. Individual contributions were confidential. On December 26, 1990, upon the unopposed motion of the United States, the Consent Decree was entered by the Court.

During 1989, the EPA began a Remedial Investigation (RI) and Feasibility Study (FS) relating to the Site. In late 1990 and in 1991, the EPA conducted a second phase of RI work and studied the treatability of soils and groundwater at the Site.

On November 6, 1992, the EPA released its final RI/FS reports and announced a proposed remedy with an estimated total present value of $47.0 million. This amount included 30 years' estimated operation and maintenance costs, with a net present value of $26.4 million. The EPA's proposed remedy called for construction of a large above-grade Containment/Disposal Facility (CDF) that also would have consisted of subsurface vertical barriers and a low permeability cap, with collection trenches and a hydraulic control system to capture groundwater for eventual treatment. The proposed remedy also included a long-term monitoring program and construction of new wetlands.

The Company and other PRPs submitted extensive comments to the EPA opposing the proposed remedy and in response to an earlier request from the EPA, a detailed analysis of an alternative remedy anticipated to cost approximately $20 million. In June 1993, in response to overwhelming negative comment, the EPA withdrew its proposed remedy and announced that it would work with all interested parties in developing a new proposal. The EPA then established a coordinating council, with representatives of PRPs, environmental groups, and government agencies, and presided over by a neutral facilitator. The council has reached consensus on additional studies appropriate for the Site and is beginning to address remedy selection.

In July 1994, the Company, NEES, and VGS, entered into an Administrative Order by Consent with the EPA, pursuant to which these PRPs conducted certain additional studies agreed to by the coordinating council. A second phase, including tasks carried over from the first phase, additional field studies and preparation of an addendum feasibility study was begun in 1995 by the Company and NEES under a second Order. The EPA did not require reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously announced that ultimately it will seek to hold the Company and other PRPs liable for such costs, which have been estimated to be at least $4.5 million. The Company has sufficient reserves on its balance sheet to cover such costs.

On December 1, 1994, (i) the Company, NEES and VGS entered into a confidential agreement with the State, the City of Burlington and nearly all other landowner PRPs under which the liability of those landowner PRPs for future Superfund response costs would be limited and specified and (ii) the Company entered into a confidential agreement with VGS compromising contribution and cost recovery claims of each party and contractual indemnity claims of the Company arising from the 1964 sale of the manufactured gas plant to VGS. In March 1996, the Company and NEES entered into a confidential agreement compromising contribution and cost recovery claims of each party concerning the Site.

In December 1991, the Company brought suit against several previous insurers seeking recovery of unrecovered past costs and indemnity against future liabilities associated with environmental problems at the Site. Discovery in the case is largely complete, with the exception of expert discovery. Further discovery has been stayed by the court until the revised RI/FS reports are finalized, the Company's liability is finally determined or January 1, 1997, which ever comes first. In 1994, the United States District Judge granted the Company's Motion for Summary Judgment with respect to defense costs against one defendant and denied it against another defendant. The Company has reached confidential settlements with two of the defendant insurers. One settling defendant provided the Company with comprehensive general liability insurance between 1976 and 1982, and with environmental impairment liability insurance from 1981 to 1984. The other provided the Company with second layer excess liability coverage for a seven-month period in 1976.

The Company has deferred amounts received from third parties pending resolution of the Company's ultimate liability with respect to the Site and rate recognition of that liability. The Company is unable to predict at this time the magnitude of any liability resulting from potential claims concerning the Site, or the likely disposition or magnitude of claims the Company may have against others, including its insurers, except to the extent described above.

Through rate cases filed in 1991, 1993 and 1994, the Company has sought and received recovery for ongoing expenses associated with the Site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and June 30, 1994 (totaling of approximately $7.3 million) for technical consultants and legal assistance in connection with the EPA's enforcement actions at the Site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Site related costs, the Company and the Vermont Department of Public Service (the Department) reached agreements in these cases that the full amount of Site costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB on April 2, 1992, on May 13, 1994 and on June 5, 1995 reflected the Site related expenditures referred to above.

In a rate case filed on September 15, 1995, the Company sought recovery in rates of approximately $1.3 million in expenses associated with the Site. This amount represented the Company's unrecovered expenditures between July 1994 and June 1995 for technical consultants and legal assistance in connection with EPA's enforcement action at the Site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Site related costs (and whether recovery or non-recovery of past costs and any insurance proceeds is relevant to such issue), the parties to the case have reached agreement that the full amount of Site costs reflected in the Company's 1995 rate case should be recovered in rates. This agreement is currently pending before the VPSB.

Management expects to seek and (assuming treatment consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received.

4.  1995 Retail Rate Case
On September 15, 1995, the Company filed a request with the VPSB to increase retail rates by 12.7 percent. The increase is needed to cover higher power supply costs, to support additional investment in plant and equipment, to fund expenses associated with the Site, and to cover higher costs of capital.

The Company and the Department reached a settlement agreement providing for a 5.25 percent retail rate increase effective June 1, 1996, and a target return on equity for utility operations of 11.25 percent. The settlement was based on a newly negotiated agreement with Hydro-Quebec that will result in a reduction of the Company's power supply costs below that which was anticipated, allowing the Company to reduce the amount of its rate request. The rate settlement must be reviewed and approved by the VPSB before it can take effect. The VPSB has until May 31, 1996 to make its decision.

5.  1994 Retail Rate Case
On September 26, 1994, the Company filed a request with the VPSB to increase retail rates by 13.9 percent. The increase was needed primarily to cover the rising cost of existing power sources, the cost of new power sources the Company has secured to replace power supply that will be lost in the near future, and the cost of energy efficiency programs the Company has implemented for its customers. The Company, the Department and the other parties in the proceeding reached a settlement agreement providing for a 9.25 percent retail rate increase effective June 15, 1995, and a target return on equity for utility operations of 11.25 percent. The agreement was approved by the VPSB on June 9, 1995.

6.  SFAS 121
Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long Lived Assets, which was implemented by the Company on January 1, 1996, requires that any assets, including regulatory assets, which are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. Based upon the regulatory environment within which the Company currently operates, the Company does not expect that SFAS 121 will have a material impact on the Company's financial position or results of operations.

7.  RECLASSIFICATION
Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.


The Consolidated Financial Statements are unaudited and, in the opinion of the Company, reflect the adjustments necessary to a fair statement of the results of the interim periods. All such adjustments, except as specifically noted in the Consolidated Financial Statements, are of a normal, recurring nature.



GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1996

Part 1 - Item 2

RESULTS OF OPERATIONS

Earnings Summary
Earnings per share of common stock in the first quarter of 1996 were $0.80, compared to $0.65 per share in the first quarter of 1995. The increase in earnings in 1996 was primarily due to an increase in operating revenues resulting from a 9.25 percent retail rate increase that went into effect in June 1995, an increase in sales of electricity caused by colder (but normal) winter weather and modest growth in the business sector.

Operating Revenues and MWh Sales
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:



                                                     Three Months Ended
                                                          March 31
                                                     -------------------
                                                     1996           1995
                                                     ----           ----
Operating Revenues (In thousands)
  Retail . . . . . . . . . . . . . . . . . .      $ 41,102        $ 35,566
  Sales for Resale . . . . . . . . . . . . .         6,470           3,364
  Other  . . . . . . . . . . . . . . . . . .           843           1,093
                                                  --------        --------
   Total Operating Revenues  . . . . . . . .      $ 48,415        $ 40,023
                                                  ========        ========
MWh Sales
  Retail . . . . . . . . . . . . . . . . . .       485,091         460,337
  Sales for Resale . . . . . . . . . . . . .       239,287          91,383
                                                   -------         -------
   Total MWh Sales . . . . . . . . . . . . .       724,378         551,720
                                                   =======         =======
Average Number of Customers
  Residential  . . . . . . . . . . . . . . .        70,112          69,466
  Commercial & Industrial  . . . . . . . . .        11,799          11,669
  Other  . . . . . . . . . . . . . . . . . .            74              76
                                                    ------          ------
   Total Customers . . . . . . . . . . . . .        81,985          81,211
                                                    ======          ======

Total operating revenues in the first quarter of 1996 increased 21.0 percent over the same period in 1995. Retail revenues increased 15.6 percent in the first quarter of 1996 over the same period in 1995 primarily due to a 9.25 percent retail rate increase that went into effect in June 1995, and a 5.38 percent increase in electricity sales resulting from an increase in sales of electricity caused by colder (but normal) winter weather and modest growth in the business sector. Wholesale revenues increased 92.4 percent in the first quarter of 1996 over the same period in 1995 primarily due to regional market conditions that allowed the Company to buy electricity and resell it to other utilities at prices slightly higher than the purchase price.

Operating Expenses
Power supply expenses increased 29.6 percent in the first quarter of 1996 over the same period in 1995 as the Company purchased additional power to meet retail and wholesale customer needs.

Other operating expenses increased 7.5 percent in the first quarter of 1996 over the same period in 1995 primarily due to costs associated with the Company's customer research and market analysis efforts.

Transmission expenses rose 14.6 percent in the first quarter of 1996 over the same period in 1995 primarily due to the need for additional transmission services related to the increased wholesale transactions mentioned above.

Maintenance expenses decreased 4.2 percent in the first quarter of 1996 compared to the same period in 1995 primarily due to cost containment measures implemented by the Company.

Depreciation and amortization expenses increased 21.0 percent in the first quarter of 1996 over the same period in 1995 primarily due to the amortization of expenditures related to energy conservation programs and the Pine Street Barge Canal environmental matter and insurance litigation. (See Note 3 of Notes to Consolidated Financial Statements.)

Taxes other than income taxes increased 6.4 percent in the first quarter of 1996 over the same period in 1995 primarily due to an increase in the gross revenue tax.

Income Taxes
Income taxes increased 13.2 percent in the first quarter of 1996 over the same period in 1995 primarily due to an increase in taxable income.

Other Income
Other income increased 56.3 percent in the first quarter of 1996 over the same period in 1995 primarily due a $148,000 increase in earnings reported by Mountain Energy, Inc., the Company's wholly-owned subsidiary that invests in electric energy generation and efficiency projects, and a $47,000 increase in earnings reported by Green Mountain Propane Gas Company, the Company's wholly-owned propane subsidiary.

Interest Charges
Interest charges increased 4.4 percent in the first quarter of 1996 over the same period in 1995 primarily due to an increase in long-term debt outstanding during the period. These charges were partially offset by a reduction in interest charges related to a decrease in short-term debt outstanding during the period.


LIQUIDITY AND CAPITAL RESOURCES
For the three months ended March 31, 1996, construction and conservation expenditures totaled $3.2 million. Such expenditures in 1996 are expected to be approximately $29.5 million, principally for expansion and improvements of the Company's transmission and distribution plant, for conservation measures and for the construction of a 6 megawatt wind turbine generating plant located in southern Vermont.

In January 1996, a portion of the proceeds from the sale of $24 million of the Company's first mortgage bonds in December 1995 was used to refund $7.2 million of the Company's 10.7 percent first mortgage bonds.

The Company anticipates issuing approximately $13 million of common stock and approximately $13 million of first mortgage bonds in July and November 1996, respectively. The proceeds will be used to retire short-term debt and for other corporate purposes.

Other
Green Mountain Resources, Inc., a wholly-owned subsidiary established in April 1996, is a part owner of Green Mountain Energy Partners L.L.C.
(GMEP), which is participating in the "New Hampshire Pilot Project," an experiment in retail wheeling to be conducted in New Hampshire beginning May 28, 1996. The pilot involves 17,000 commercial and residential electric customers, opening up 50 megawatts of retail customer load to competition. Customers wishing to participate in the pilot signed up with the New Hampshire Public Utilities Commission, which held a lottery to select the actual participants. GMEP and other project participants, both in New England and elsewhere, are competing for customers who elect to buy electricity under the pilot. GMEP's participation in the pilot will not have a material impact on the Company's financial position or results of operations in 1996.


GREEN MOUNTAIN POWER CORPORATION
March 31, 1996
PART II - OTHER INFORMATION

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



                                   GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  May 14, 1996                    /s/ C. L. Dutton
                               C. L. Dutton, Vice President, Chief
                               Financial Officer and Treasurer



Date:  May 14, 1996                    /s/ G. J. Purcell
                               G. J. Purcell, Controller