Form 10-Q
period 1996-06-30
GREEN MOUNTAIN POWER CORP
filed 1996-08-13
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




                                FORM 10-Q


X	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
              For the quarterly period ended June 30, 1996

                                     or

  	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  			  to


                      Commission file number 1-8291


                    	GREEN MOUNTAIN POWER CORPORATION
          (Exact name of registrant as specified in its charter)

             Vermont	                           		03-0127430

(State or other jurisdiction of    		(I.R.S. Employer Identification No.)
incorporation or organization)

25 Green Mountain Drive
South Burlington, VT		                                 	05403
Address of principal executive offices	              	(Zip Code)

Registrant's telephone number, including area code  	(802) 864-5731



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - Common Stock	                 		Outstanding June 30, 1996
$3.33 1/3 Par Value	                          		4,935,313


GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets
(Unaudited)

Part 1 - Item 1


                                                                      June 30                  December 31
                                                       -----------------------------------   ----------------
                                                             1996               1995               1995
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)
ASSETS

ELECTRIC UTILITY
Utility Plant
    Utility plant, at original cost....................       $245,536           $232,919           $239,291
    Less accumulated depreciation......................         79,817             72,897             75,797
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        165,719            160,022            163,494
    Property under capital lease.......................          9,778             10,278              9,778
    Construction work in progress......................          9,186              7,100              8,727
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        184,683            177,400            181,999
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity (Note 2)...........         16,011             16,408             16,024
    Other investments..................................          4,640              4,146              4,224
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,651             20,554             20,248
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................             69                187                 84
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         14,537             12,772             18,081
    Accrued utility revenues (Note 1)..................          5,248              4,920              6,523
    Fuel, materials and supplies, at average cost......          3,381              3,493              3,312
    Prepayments........................................            536                181              1,890
    Other..............................................            286                207                326
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         24,057             21,760             30,216
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................         17,448             16,128             18,367
    Environmental proceedings costs....................          8,056              7,735              7,893
    Purchased power costs..............................          5,747              3,495              8,433
    Other..............................................          8,310             11,945              8,258
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         39,561             39,303             42,951
                                                       ----------------   ----------------   ----------------
NON-UTILITY
    Cash and cash equivalents..........................            263                900                 76
    Other current assets...............................          2,481              6,208              4,055
    Property and equipment.............................         11,348             11,469             11,478
    Intangible assets..................................          2,402              2,837              2,580
    Equity investment in energy related businesses.....         14,578             10,167             10,999
    Other assets.......................................          8,110              5,208              8,680
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         39,182             36,789             37,868
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $308,134           $295,806           $313,282
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

ELECTRIC UTILITY
Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         4,951,169, 4,762,308 and 4,850,496)...........        $16,503            $15,874            $16,168
      Additional paid-in capital.......................         66,496             62,226             64,206
      Retained earnings................................         25,950             25,584             26,412
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        108,571            103,306            106,408
    Redeemable cumulative preferred stock..............          8,930              9,135              8,930
    Long-term debt, less current maturities............         82,234             71,467             91,134
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        199,735            183,908            206,472
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          9,778             10,278              9,778
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          1,700              3,500              7,833
    Short-term debt....................................         18,615             23,715              8,416
    Accounts payable, trade, and accrued liabilities...          3,333              4,039              5,529
    Accounts payable to associated companies...........          5,993              4,777              7,011
    Dividends declared.................................            190                194                194
    Customer deposits..................................            581                739                816
    Taxes accrued......................................          1,644                320                571
    Interest accrued...................................          1,341              1,824              1,847
    Deferred revenues (Note 1).........................          2,566              2,157                --
    Other..............................................            230                579                412
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         36,193             41,844             32,629
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         23,943             23,626             25,292
    Unamortized investment tax credits.................          4,995              5,267              5,107
    Other..............................................         22,132             21,421             21,642
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         51,070             50,314             52,041
                                                       ----------------   ----------------   ----------------

NON-UTILITY
    Current liabilities................................            712                606              1,124
    Other liabilities..................................         10,646              8,856             11,238
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................         11,358              9,462             12,362
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $308,134           $295,806           $313,282
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1 - Item 1


                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30                             June 30
                                                              -------------------------------     -------------------------------
                                                                  1996               1995             1996               1995
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues (Note 1)...................................    $40,467            $37,127          $88,881            $77,150
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation ................      8,093              7,229           15,504             14,802
     Company-owned generation.................................        726              1,216            1,572              2,031
     Purchases from others....................................     15,210             11,912           33,878             24,302
  Other operating.............................................      4,740              4,709            9,647              9,273
  Transmission................................................      2,523              2,563            5,214              4,912
  Maintenance.................................................      1,264                912            2,386              2,084
  Depreciation and amortization...............................      4,048              3,206            7,923              6,409
  Taxes other than income.....................................      1,610              1,565            3,387              3,235
  Income taxes................................................        394              1,045            2,439              2,850
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     38,608             34,357           81,950             69,898
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      1,859              2,770            6,931              7,252
                                                              ------------       ------------     ------------       ------------

Other Income
  Equity in earnings of affiliates and non-utility operations.        923                944            1,780              1,540
  Allowance for equity funds used during construction.........         49                 27               89                 27
  Other income and deductions, net............................         15                 68               30                 55
                                                              ------------       ------------     ------------       ------------
    Total other income........................................        987              1,039            1,899              1,622
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      2,846              3,809            8,830              8,874
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,696              1,657            3,511              3,343
  Other.......................................................        224                333              452                650
  Allowance for borrowed funds used during  construction......        (98)              (173)            (221)              (338)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      1,822              1,817            3,742              3,655
                                                              ------------       ------------     ------------       ------------
Net Income....................................................      1,024              1,992            5,088              5,219

Dividends on preferred stock..................................        190                194              379                388
                                                              ------------       ------------     ------------       ------------
Net Income Applicable to Common Stock.........................       $834             $1,798           $4,709             $4,831
                                                              ============       ============     ============       ============

Common Stock Data
  Earnings per share..........................................      $0.17              $0.38            $0.96              $1.03

  Cash dividends declared per share...........................      $0.53              $0.53            $1.06              $1.06

  Weighted average shares outstanding.........................      4,911              4,721            4,885              4,701


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period.................................    $27,716            $26,283          $26,412            $25,727
Net Income....................................................      1,024              1,992            5,088              5,219
                                                              ------------       ------------     ------------       ------------
                                                                   28,740             28,275           31,500             30,946
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        190                194              379                388
               - common stock.................................      2,600              2,497            5,171              4,974
                                                              ------------       ------------     ------------       ------------
                                                                    2,790              2,691            5,550              5,362
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $25,950            $25,584          $25,950            $25,584
                                                              ============       ============     ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1 - Item 1

                                                                                   Six Months Ended
                                                                                       June 30
                                                                       ---------------------------------------
                                                                             1996                  1995
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income...........................................................          $5,088                $5,219
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           7,923                 6,409
      Dividends from associated companies less equity income...........              13                   276
      Allowance for funds used during construction.....................            (311)                 (365)
      Amortization of purchased power costs............................           3,174                 2,531
      Deferred income taxes............................................          (1,149)                1,764
      Deferred revenues (Note 1).......................................           2,566                 2,158
      Amortization of gain on sale of property.........................             (26)                  (26)
      Deferred purchased power costs...................................          (1,518)               (5,538)
      Amortization of investment tax credits...........................            (112)                 (123)
      Environmental proceedings costs, net.............................            (917)                 (456)
      Changes in:
        Accounts receivable............................................           3,544                 2,468
        Accrued utility revenues.......................................           1,275                 1,092
        Fuel, materials and supplies...................................             (69)                 (180)
        Prepayments and other current assets...........................           2,970                 1,237
        Accounts payable...............................................          (3,214)               (1,533)
        Taxes accrued..................................................           1,073                (1,122)
        Interest accrued...............................................            (505)                 (129)
        Other current liabilities......................................            (834)                 (450)
      Other............................................................             368                (2,471)
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          19,339                10,761
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (7,187)               (5,950)
    Conservation expenditures..........................................          (1,507)               (1,923)
    Investment in non-utility property.................................          (2,716)                   72
                                                                       -----------------     -----------------
      Net cash used in investing activities............................         (11,410)               (7,801)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................           2,626                 2,130
    Short-term debt, net...............................................          10,200                 3,500
    Cash dividends.....................................................          (5,550)               (5,362)
    Reduction in long-term debt........................................         (15,033)               (4,833)
                                                                       -----------------     -----------------
      Net cash used in financing activities............................          (7,757)               (4,565)
                                                                       -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents...............             172                (1,605)

    Cash and cash equivalents at beginning of period...................             160                 2,692
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................            $332                $1,087
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date:
       Interest (net of amounts capitalized)...........................          $4,351                $4,053
       Income taxes....................................................           2,436                 2,040

      The accompanying notes are an integral part of the consolidated financial statements.


GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
Part 1 -- ITEM 1

1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At June 30, 1996 and 1995, the Company had recorded deferred revenues of $2.6 million and $2.1 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods.

Included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements are the results of operations of the Company's rental water heater program, which is not regulated by the VPSB, and five of the Company's wholly-owned subsidiaries, Green Mountain Propane Gas Company, Mountain Energy, Inc., GMP Real Estate Corporation, Green Mountain Resources, Inc. and Lease-Elec, Inc., all of which are unregulated. Summarized financial information for the rental water heater program and such wholly-owned subsidiaries is as follows:



                              Three Months Ended          Six Months Ended
                                    June 30                     June 30
                             ---------------------       ------------------
                             1996             1995       1996          1995
                             ----             ----       ----          ----
                                 (In Thousands)             (In Thousands)
Revenue  . . . . . . . . .  $2,792           $2,621     $6,717        $5,625
Expenses . . . . . . . . .   2,417            2,201      5,975         5,084
                            ------           ------     ------        ------
Net Income . . . . . . . .  $  375           $  420     $  742        $  541
                            ======           ======     ======        ======

2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:

                             Three Months Ended         Six Months Ended
                                   June 30                   June 30
                             -------------------        ------------------
                             1996           1995        1996          1995
                             ----           ----        ----          ----
                                               (In Thousands)
Vermont Yankee Nuclear Power Corporation
  Gross Revenue . . . . .  $43,282         $47,043     $83,038       $98,418
  Net Income Applicable
    to Common Stock . . .    1,702           1,716       3,300         3,474
  Company's Equity in
    Net Income  . . . . .      305             307         585           588



                             Three Months Ended          Six Months Ended
                                   June 30                   June 30
                             -------------------        -------------------
                             1996           1995        1996           1995
                             ----           ----        ----           ----
                                               (In Thousands)
Vermont Electric Power Company, Inc.
  Gross Revenue . . . . .  $12,123         $12,171     $24,412       $24,832
  Net Income
    Before Dividends  . .      353             315         651           648
  Company's Equity in
    Net Income (Includes
    preferred equity) . .      127              93         209           192

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

On December 5, 1988, the EPA brought suit against the Company, New England Electric System (NEES), and Vermont Gas Systems, Inc. (VGS) in the United States District Court for the District of Vermont seeking reimbursement for costs it incurred in conducting activities in 1985 to remove allegedly hazardous substances from a portion of the Site, and seeking a declaratory judgment concerning liability of the defendants for all subsequent response costs associated with that area, known as the Maltex Pond Area. The complaint alleged that the removal costs were at least $741,000. The EPA also sought interest on this amount from the date the funds were expended and costs of litigation, including attorneys' fees. The Company entered certain cross-claims and third-party claims. Fourth-party defendants also were joined. In July 1990, without admission of liability, the Company and 13 other settling defendants signed a proposed Consent Decree settling the removal action litigation, paying collectively $945,000. Individual contributions were confidential. On December 26, 1990, upon the unopposed motion of the United States, the Consent Decree was entered by the Court.

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

In July 1994, the Company, NEES, and VGS entered into an Administrative Order by Consent with the EPA, pursuant to which these PRPs conducted certain additional studies agreed to by the coordinating council. A second phase, including tasks carried over from the first phase, additional field studies and preparation of an addendum feasibility study, will be completed in early 1997 by the Company and NEES under a second Order. The EPA did not require reimbursement for its past RI/FS study costs as a condition to allowing the PRPs to conduct these additional studies. The EPA has previously announced that ultimately it will seek to hold the Company and other PRPs liable for such costs, which have been estimated to be at least $4.5 million. The Company has sufficient reserves on its balance sheet to cover such costs.

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

In December 1991, the Company brought suit against several previous insurers seeking recovery of unrecovered past costs and indemnity against future liabilities associated with environmental problems at the Site. Discovery in the case is largely complete, with the exception of expert discovery. Further discovery has been stayed by the court until the revised RI/FS reports are finalized, the Company's liability is finally determined or January 1, 1997, which ever comes first. In 1994, the United States District Judge granted the Company's Motion for Summary Judgment with respect to defense costs against one defendant and denied it against another defendant. The Company has reached confidential settlements with two of the other defendant insurers. One settling defendant provided the Company with comprehensive general liability insurance between 1976 and 1982 and with environmental impairment liability insurance from 1981 to 1984. The other provided the Company with second layer excess liability coverage for a seven-month period in 1976.

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

Through rate cases filed in 1991, 1993 and 1994, the Company has sought and received recovery for ongoing expenses associated with the Site. Specifically, the Company proposed rate recognition of its unrecovered expenditures between January 1991 and June 30, 1994 (totaling approximately $7.3 million) for technical consultants and legal assistance in connection with the EPA's enforcement actions at the Site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for all Site-related costs, the Company and the Vermont Department of Public Service (the Department) and, in some instances, other parties in the rate proceedings, reached agreements in these cases that the full amount of Site costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB on April 2, 1992, on May 13, 1994 and on June 5, 1995 reflected the Site related expenditures referred to above.

In a rate case filed on September 15, 1995, the Company sought recovery in rates of approximately $1.3 million in expenses associated with the Site. This amount represented the Company's unrecovered expenditures between July 1994 and June 1995 for technical consultants and legal assistance in connection with EPA's enforcement action at the Site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for all Site-related costs (and whether recovery or non-recovery of past costs and any insurance proceeds or proceeds from PRP's is relevant to such issue), the parties to the case reached agreement that the full amount of Site costs reflected in the Company's 1995 rate case should be recovered in rates. This agreement was approved by the VPSB on May 23, 1996.

Management expects to seek and (assuming treatment consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received.

4.  1995 Retail Rate Case
In September 1995, the Company filed a 12.7 percent retail rate increase to cover higher power supply costs, to support additional investment in plant and equipment, to fund expenses associated with the Pine Street site, and to cover higher costs of capital. Early in 1996, the Company settled this rate case with the Department and other parties, enabling the Company to conduct its business and achieve satisfactory financial results without the drain on human resources and the additional costs that rate increase litigation imposes.

The settlement became possible when the Company negotiated a new arrangement with Hydro-Quebec that will reduce the Company's net power-supply costs below the amounts anticipated in the rate increase request. The settlement provides: projected additional annual revenues of $7.6 million; an overall increase in retail rates of 5.25 percent; target return on equity for electric operations of 11.25 percent; and recovery of $1.3 million of costs associated with the Pine Street site, amortized over five years. The VPSB approved the settlement in an order dated May 23, 1996.

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

6.  SFAS 121
Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long Lived Assets, which was implemented by the Company on January 1, 1996, requires that any assets, including regulatory assets, which are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of June 30, 1996, based upon the regulatory environment within which the Company currently operates, SFAS 121 did not have an impact on the Company's financial position or results of operations.

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


GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 1996

Part 1 -- ITEM 2
RESULTS OF OPERATIONS
EARNINGS SUMMARY
Earnings per share of common stock in the second quarter of 1996 were $0.17 compared to $0.38 in the second quarter of 1995. The decrease in earnings was primarily due to an increase in power supply expense resulting from higher costs for power purchased from Hydro-Quebec and independent power producers and to increased operations and maintenance expenses at the Vermont Yankee nuclear plant.

For the six months ended June 30, 1996 and 1995, earnings per share of common stock were $0.96 and $1.03, respectively.

OPERATING REVENUES AND MWH SALES
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:



                             Three Months Ended           Six Months Ended
                                   June 30                    June 30
                             -------------------         ------------------
                             1996           1995         1996          1995
                             ----           ----         ----          ----
Operating Revenues
 (In thousands)
   Retail . . . . . .    $  35,026       $  31,729   $  76,128     $  67,294
   Sales for Resale .        4,768           4,654      11,238         8,018
   Other  . . . . . .          672             744       1,515         1,838
                         ---------       ---------   ---------     ---------
    Total Operating
     Revenues . . . .    $  40,466       $  37,127   $  88,881     $  77,150
                         =========       =========   =========     =========
MWh Sales
   Retail . . . . . .      403,046         398,606     888,137       858,943
   Sales for Resale .      164,545         162,383     403,832       253,766
                           -------         -------   ---------     ---------
    Total MWh Sales .      567,591         560,989   1,291,969     1,112,709
                           =======         =======   =========     =========
Average Number of Customers
   Residential  . . .       70,062          69,540      70,087        69,503
   Commercial &
    Industrial  . . .       11,834          11,722      11,817        11,696
   Other  . . . . . . .         78              78          76            77
                            ------          ------      ------        ------
    Total Customers . .     81,974          81,340      81,980        81,276
                            ======          ======      ======        ======

Total operating revenues in the second quarter of 1996 increased 9.0 percent over the same period in 1995. Retail revenues increased 10.4 percent in the second quarter of 1996 over the same period in 1995 primarily due to a 9.25 percent retail rate increase that went into effect in June 1995, and cooler, but normal, weather conditions that prevailed in 1996. Wholesale revenues increased 2.4 percent in the second quarter of 1996 over the same period in 1995 primarily due to regional market conditions that allowed the Company to buy electricity and resell it to other utilities at prices slightly higher than the purchase price.

For the six months ended June 30, 1996, total operating revenues increased 15.2 percent over the same period in 1995. Retail revenues increased 13.1 percent over the same period in 1995 primarily due to a
9.25 percent retail rate increase that went into effect in June 1995 and a 5.4 percent increase in electricity sales in the first quarter of 1996 resulting from an increase in sales of electricity caused by colder (but normal) winter weather and modest growth in the business sector. Wholesale revenues increased 40.2 percent over the same period in 1995 primarily due to regional market conditions that allowed the Company to buy electricity and resell it to other utilities at prices slightly higher than the purchase price.

Early in 1996, the Company settled a rate case that it had filed in September 1995 with the Department and other parties. The settlement provides: projected additional annual revenues of $7.6 million; an overall increase in retail rates of 5.25 percent; target return on equity for electric operations of 11.25 percent; and recovery of $1.3 million of costs associated with the Pine Street site, amortized over five years. The VPSB approved the settlement in an order dated May 23, 1996. The rate increase, which was intended in part to cover higher power supply costs, particularly those relating to purchases from Hydro-Quebec, was implemented on a June 1, 1996 service-rendered basis. (See
Note 4 of the Notes to Consolidated Financial Statements.)

OPERATING EXPENSES
Power supply expenses increased 18.0 percent in the second quarter of 1996 over the same period in 1995 primarily due to higher costs for power purchased from Hydro-Quebec and independent power producers and to increased operations and maintenance expenses experienced by the Vermont Yankee nuclear plant. Power supply expenses increased 23.9 percent for the six months ended June 30, 1996 over the same period in 1995 for the same reasons. In July 1996, Vermont Yankee informed the Company that the Vermont Yankee nuclear power plant is considering accelerating certain operations projects into 1996. Vermont Yankee is unable to predict at this time the extent to which its operations expenses for 1996 will exceed the level of such expenses incurred during 1995. The projects related to these additional costs will not affect the scheduled maintenance and refueling outage anticipated in the fall of 1996.

Other operating expenses were virtually unchanged in the second quarter of 1996 compared to the same period in 1995. Other operating expenses increased 4.0 percent for the six months ended June 30, 1996 over the same period in 1995 primarily due to costs associated with the Company's customer research and market analysis efforts.

Transmission expenses were virtually unchanged in the second quarter of 1996 compared to the same period in 1995. Transmission expenses increased 6.2 percent for the six months ended June 30, 1996 over the same period in 1995 primarily due to the need for additional transmission services related to the increased wholesale transactions mentioned above.

Maintenance expenses increased 38.6 percent in the second quarter of 1996 over the same period in 1995 primarily due to an increase in maintenance activities associated with increased usage of certain generating facilities. Maintenance expenses increased 14.5 percent for the six months ended June 30, 1996 over the same period in 1995 for the same reason.

Depreciation and amortization expenses increased 26.3 percent in the second quarter of 1996 over the same period in 1995 primarily due to the amortization of expenditures related to energy conservation programs and the Pine Street Barge Canal Site. (See Note 3 of the Notes to Consolidated Financial Statements.) Depreciation and amortization expenses increased 23.6 percent for the six months ended June 30, 1996 over the same period in 1995 for the same reasons.

Taxes other than income taxes increased 2.9 percent in the second quarter of 1996 over the same period in 1995 primarily due to increases in municipal property and gross revenue taxes. Taxes other than income taxes increased 4.7 percent for the six months ended June 30, 1996 over the same period in 1995 for the same reasons.

INCOME TAXES
Income taxes decreased 62.3 percent in the second quarter of 1996 compared to the same period in 1995 primarily due to a decrease in taxable income. Income taxes decreased 14.4 percent for the six months ended June 30, 1996 compared to the same period in 1995 for the same reason.

OTHER INCOME
Other income was virtually unchanged in the second quarter of 1996 compared to the same period in 1995. Other income increased 17.1 percent for the six months ended June 30, 1996 over the same period in 1995 primarily due to a $188,000 increase in earnings reported by Mountain Energy, Inc., the Company's wholly-owned subsidiary that invests in electric energy generation and efficiency projects, and a $55,000 increase in earnings reported by Green Mountain Propane Gas Company, the Company's wholly-owned propane subsidiary.

INTEREST CHARGES
Interest charges were virtually unchanged in the second quarter of 1996 compared to the same period in 1995. Interest charges increased 2.4 percent for the six months ended June 30, 1996 over the same period in 1995 primarily due to interest charges related to an increase in long-term debt outstanding during the period and a decrease in the allowance for funds used during construction resulting from lower related construction work in progress balances. These increases were partially offset by a reduction in interest charges related to a decrease in short-term debt outstanding during the period.

AGREEMENT WITH IBM
In February 1995, the Company and IBM entered into an Economic Development Agreement (EDA) that established the price to be paid by IBM at its Essex Junction, Vermont, facility for incremental electric usage during 1995, 1996 and, at IBM's option, 1997. The contract, which is intended to promote growth in IBM's operations and create jobs in the Company's service area, applies only to that portion of IBM's load that exceeds its 1994 consumption level. The EDA price, although lower than the Company's tariff rate, exceeds the Company's marginal costs of providing this incremental electric service to IBM. The VPSB approved the EDA in June 1995. The Company believes that the EDA benefits the Company because it encourages the incremental purchase of electricity by IBM at a price above the Company's marginal cost of providing such incremental service. Sales to IBM represented 12.9 percent of the Company's operating revenues in 1995.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, construction and conservation expenditures totaled $8.7 million. Such expenditures in 1996 are expected to be approximately $29.5 million, principally for expansion and improvements of the Company's transmission and distribution plant, for conservation measures and for the construction of a 6 megawatt wind turbine generating plant located in southern Vermont.

The Company continues to supplement internally generated funds with external financing to fund construction and conservation expenditures, refinancings and other cash requirements.

In January 1996, a portion of the proceeds from the sale of $24 million of the Company's first mortgage bonds in December 1995 was used to refund $7.2 million of the Company's 10.7 percent first mortgage bonds.

The Company presently anticipates issuing approximately $13 million of common stock and approximately $13 million of first mortgage bonds in the second half of 1996. The proceeds will be used to repay short-term debt, to retire fixed income securities and for other general corporate purposes.


COMPETITION AND RESTRUCTURING
The electric utility business is being subjected to rapidly increasing competitive pressures stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. To date, this competition has been most prominent in the bulk power market, in which non-utility generators have significantly increased their market share.

Electric utilities have historically had exclusive franchises for the retail sale of electricity in specified service territories. As a result, competition for retail customers has been limited to (i) competition with alternative fuel suppliers, primarily for heating and cooling, (ii) competition with customer-owned generation, and (iii) direct competition among electric utilities to attract major new facilities to their service territories. These competitive pressures have led the Company and other utilities to offer, from time to time, special discounts or service packages to certain large customers.

In states across the country, including the New England states, there has been an increasing number of proposals to allow retail customers to choose their electricity suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). Increased competitive pressure in the electric utility industry may restrict the Company's ability to charge prices high enough to recover embedded costs, such as the cost of purchased power or of generation. The amount by which such costs might exceed market prices is commonly referred to as "stranded costs".

Regulatory and legislative authorities at the federal and state level, including Vermont, are considering how to facilitate competition for electricity sales at the wholesale and retail levels. In October 1994, the VPSB and the Department convened a "Roundtable on Competition and the Electric Industry" (the Roundtable), consisting of representatives of utilities (including the Company), customers, environmental groups and other affected parties. In July 1995, a subgroup of the Roundtable agreed on a set of 14 principles intended to guide the debate in Vermont concerning competition. These principles, among other things, call for exploration of the potential for retail competition, honoring of past utility commitments incurred under regulation, protection for low income customers, and continued exploration of renewable resources, energy efficiency and environmental protections.

On September 14, 1995, Governor Dean of Vermont announced his desire to provide for competition and a restructuring of the utility industry.
The Governor's announcement included proposed legislative adoption of restructuring principles in 1996, a VPSB proceeding to address the issue, filing by Vermont electric utilities of detailed plans by May 1, 1996, and implementation of restructuring by the end of 1997. In response to a Department petition, the VPSB opened a proceeding on electric utility industry restructuring by order dated October 17, 1995. The VPSB has established a schedule for its investigation that calls for the VPSB to complete its docket and make a presentation to the Vermont General Assembly for its 1997 session.

On December 29, 1995, the Company released its proposed restructuring plan. The Company's plan provides for restructuring, enabled by new Vermont legislation, by January 1, 1998. Under this plan, individual utilities would be functionally separated into their competitive and regulated components. The Company advocates a holding company structure to accomplish this goal, with each component in a separate corporate subsidiary. The competitive component would consist of generating assets, purchased power entitlements, electricity sales, energy efficiency/demand-side management services, and other customer services. The regulated component would consist of transmission and local distribution activities, which can be provided more cost effectively by one firm, rather than multiple providers. In addition, a regional Independent System Operator (ISO) would coordinate the transmission and generation functions to ensure non-discriminatory access and the safety and reliability of the region's transmission systems and an adequate power supply. This ISO would perform functions similar to those currently provided by NEPOOL.

Under the Company's plan, all customers would be free to choose any retail electrical energy supplier that offered service in their community, and the retail suppliers would be free to offer their products and services in any state in which they were certified to operate. A customer who did not choose a new energy supplier would continue to be served by the retail supplier that was affiliated with the utility that served the customer before the restructuring.

The Company has proposed in its plan full recovery of stranded costs through a customer access charge recovered primarily on a fixed monthly basis from all customers on the transmission and distribution system.
It is the Company's position that equity and economic efficiency require that utilities be allowed to recover all of their stranded costs which were incurred to fulfill their obligations to provide reliable service as a regulated public utility. Certain parties participating in the Roundtable and related VPSB proceedings described above have taken positions opposing the recovery of stranded costs.

The Company is unable to predict the outcome of restructuring activities with respect to stranded cost recovery and other issues. Several factors, including future legislative enactments, future regulatory and legal decisions and the future market price of power, which are currently unknown, will determine the degree to which, if at all, the Company will be exposed to stranded costs and will be able to recover stranded costs in rates set by the VPSB. The inability of the Company to collect most of its stranded costs in rates set by the VPSB would have a material adverse impact on the Company's restructured operations and the ability to pay dividends at the current level. The Company is also unable to predict its ability to retain and attract customers in a competitive environment.

FEDERAL OPEN ACCESS TARIFF ORDERS
On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889 which, among other things, require the filing of open access transmission tariffs by electric utilities, and the functional separation by utilities of their transmission operations from other utility operations. FERC Order 888 also supports the full recovery of legitimate and verifiable costs previously incurred under
federal and state regulation.   The Company is currently in the process
of responding to the orders. On July 9, 1996, the Company filed with the FERC the non-discriminatory open access tariffs required by Order
888. The Company also intends to functionally separate its transmission operations by the November 1, 1996 deadline. The Company does not anticipate any material adverse effects or loss of wholesale customers due to the FERC Orders mentioned above.

RETAIL COMPETITION PILOT PROGRAMS
	The State of New Hampshire has undertaken an experiment to provide retail customer choice in the purchase of electricity. The Company's wholly-owned subsidiary (Green Mountain Resources, Inc.), along with the wholly-owned subsidiaries of three large energy companies -- Hydro-Quebec, Consolidated Natural Gas Company, and Noverco, Inc. -- is participating in the New Hampshire pilot program, one of the nation's first significant attempts to test the viability of retail electric competition, through a limited liability company (Green Mountain Energy Partners L.L.C.). Green Mountain Energy Partners L.L.C. has been competing since May 1996 with approximately two dozen other suppliers to serve 17,000 eligible customers. The pilot program will extend two years, with service beginning in June 1996. The Commonwealth of Massachusetts has also authorized two retail customer choice programs in which Green Mountain Energy Partners L.L.C. expects to become a participant. One program, the Massachusetts Electric Company Choice New England Pilot Program, permits the retail sale of electricity to approximately 10,000 eligible residential and small commercial/industrial customers, and will extend for one year with service beginning on January 1, 1997. The other program, the Bay State Gas Company Pioneer Valley Customer Choice Residential Pilot Program, permits the retail sale of natural gas to up to 10,000 residential customers and will extend for two years with service beginning in November 1996. Green Mountain Energy Partners L.L.C. may decide to participate in other retail energy programs that are developed in New England.

Because of the limited nature of these pilot programs, the Company anticipates that there will be no material effect on 1996 consolidated earnings as a consequence of the activities of Green Mountain Energy Partners L.L.C. in these New England pilot programs. The Company believes that participation in these New England pilot programs will enhance the capability of Green Mountain Energy Partners L.L.C. to compete in additional markets that are opened for retail electric and natural gas customer choice.


GREEN MOUNTAIN POWER CORPORATION
June 30, 1996
PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
          See Notes 3, 4 and 5 of Notes to Consolidated Financial
Statements

ITEM 2.  Changes in Securities
          NONE

ITEM 3.  Defaults Upon Senior Securities
          NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
              At the Annual Shareholders Meeting held May 16, 1996, shareholders elected the nominees listed below as Directors of the company. The voting results are set forth below. There were no other items brought before the meeting.

         Election of Directors
              Shareholders elected the nominees for Director as follows:

                                                                    Broker
                                      Total Votes   Total Votes    Non-Votes
               Nominee                    FOR         WITHHELD    Absentions
         Class I (term expires 1999)
           William H. Bruett           3,993,038       56,705       803,077
           Richard I. Fricke           3,982,939       66,804       803,077
           Martin L. Johnson           3,985,369       64,374       803,077
           Thomas P. Salmon            3,988,617       61,126       803,077

          Directors Continuing In Office
         Class II (term expires 1997)
           Robert E. Boardman
           Merrill O. Burns
           Douglas G. Hyde
           Ruth W. Page

         Class III (term expires 1998)
           Nordahl L. Brue
           Lorraine E. Chickering
           John V. Cleary
           Euclid A. Irving

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



                                   GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  August 13, 1996                 /s/ C. L. Dutton
                               C. L. Dutton, Vice President, Chief
                               Financial Officer and Treasurer



Date:  August 13, 1996                 /s/ G. J. Purcell
                               G. J. Purcell, Controller