Form 10-Q
period 1996-09-30
GREEN MOUNTAIN POWER CORP
filed 1996-11-14
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            __________________________

                                    FORM 10-Q


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996

or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  ___________  to  ___________


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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class - Common Stock           Outstanding September 30, 1996
    $3.33 1/3 Par Value                         4,977,978


GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets
(Unaudited)

Part 1 - Item 1


                                                                  September 30                 December 31
                                                       -----------------------------------   ----------------
                                                             1996               1995               1995
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)
ASSETS

ELECTRIC UTILITY
Utility Plant
    Utility plant, at original cost....................       $247,067           $234,597           $239,291
    Less accumulated depreciation......................         81,050             74,542             75,797
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        166,017            160,055            163,494
    Property under capital lease.......................          9,778             10,278              9,778
    Construction work in progress......................         11,536              8,658              8,727
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        187,331            178,991            181,999
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity (Note 2)...........         15,862             16,216             16,024
    Other investments..................................          4,760              4,078              4,224
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,622             20,294             20,248
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................             71                 60                 84
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         13,326             16,387             18,081
    Accrued utility revenues (Note 1)..................          5,264              4,651              6,523
    Fuel, materials and supplies, at average cost......          3,474              3,599              3,312
    Prepayments........................................          1,257              1,418              1,890
    Other..............................................          1,405                249                326
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         24,797             26,364             30,216
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................         14,830             15,731             18,367
    Environmental proceedings costs....................          8,286              7,747              7,893
    Purchased power costs..............................          9,095              1,682              8,433
    Other..............................................         11,532             11,482              8,258
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         43,743             36,642             42,951
                                                       ----------------   ----------------   ----------------
NON-UTILITY
    Cash and cash equivalents..........................            348              1,977                 76
    Other current assets...............................          3,242              2,358              4,055
    Property and equipment.............................         11,198             11,354             11,478
    Intangible assets..................................          2,631              2,735              2,580
    Equity investment in energy related businesses.....         13,957              9,963             10,999
    Other assets.......................................          7,698              8,235              8,680
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         39,074             36,622             37,868
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $315,567           $298,913           $313,282
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

ELECTRIC UTILITY
Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         4,993,834, 4,808,571 and 4,850,496)...........        $16,646            $16,028            $16,168
      Additional paid-in capital.......................         67,363             63,204             64,206
      Retained earnings................................         26,640             25,937             26,412
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        110,271            104,791            106,408
    Redeemable cumulative preferred stock..............          7,530              9,135              8,930
    Long-term debt, less current maturities............         80,900             67,134             91,134
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        198,701            181,060            206,472
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          9,778             10,278              9,778
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          3,034              7,833              7,833
    Short-term debt....................................         23,416             23,016              8,416
    Accounts payable, trade, and accrued liabilities...          2,956              4,669              5,529
    Accounts payable to associated companies...........          8,380              4,537              7,011
    Dividends declared.................................            160                198                194
    Customer deposits..................................            573                694                816
    Taxes accrued......................................          1,620              1,180                571
    Interest accrued...................................          1,817              1,657              1,847
    Other..............................................            312                937                412
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         42,268             44,721             32,629
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         24,869             23,218             25,292
    Unamortized investment tax credits.................          4,914              5,185              5,107
    Other..............................................         23,202             22,242             21,642
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         52,985             50,645             52,041
                                                       ----------------   ----------------   ----------------

NON-UTILITY
    Current liabilities................................            978                896              1,124
    Other liabilities..................................         10,857             11,313             11,238
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................         11,835             12,209             12,362
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $315,567           $298,913           $313,282
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1 - Item 1




                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30                         September 30
                                                              -------------------------------     -------------------------------
                                                                  1996               1995             1996               1995
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues (Note 1)...................................    $44,423            $39,781         $133,304           $116,931
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation.................      7,680              7,263           23,184             22,065
     Company-owned generation.................................        985              1,297            2,557              3,328
     Purchases from others....................................     15,020             12,548           48,898             36,850
  Other operating.............................................      4,313              4,323           13,959             13,596
  Transmission................................................      3,136              2,528            8,350              7,440
  Maintenance.................................................      1,106              1,074            3,492              3,158
  Depreciation and amortization...............................      4,179              3,848           12,102             10,257
  Taxes other than income.....................................      1,644              1,609            5,030              4,844
  Income taxes................................................      1,941              1,465            4,380              4,315
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     40,004             35,955          121,952            105,853
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      4,419              3,826           11,352             11,078
                                                              ------------       ------------     ------------       ------------

Other Income
  Equity in earnings of affiliates and non-utility operations.        823              1,153            2,603              2,693
  Allowance for equity funds used during construction.........          2               --                 92                 27
  Other income and deductions, net............................         54                 (2)              82                 54
                                                              ------------       ------------     ------------       ------------
    Total other income........................................        879              1,151            2,777              2,774
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      5,298              4,977           14,129             13,852
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,614              1,580            5,125              4,924
  Other.......................................................        324                414              776              1,065
  Allowance for borrowed funds used during construction.......       (114)               (88)            (335)              (427)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      1,824              1,906            5,566              5,562
                                                              ------------       ------------     ------------       ------------
Net Income....................................................      3,474              3,071            8,563              8,290

Dividends on preferred stock..................................        159                194              539                582
                                                              ------------       ------------     ------------       ------------
Net Income Applicable to Common Stock.........................     $3,315             $2,877           $8,024             $7,708
                                                              ============       ============     ============       ============

Common Stock Data
  Earnings per share..........................................      $0.67              $0.60            $1.63              $1.63

  Cash dividends declared per share...........................      $0.53              $0.53            $1.59              $1.59

  Weighted average shares outstanding.........................      4,959              4,771            4,910              4,724


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period.................................    $25,950            $25,584          $26,412            $25,727
Net Income....................................................      3,474              3,071            8,563              8,290
                                                              ------------       ------------     ------------       ------------
                                                                   29,424             28,655           34,975             34,017
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        159                194              539                582
               - common stock.................................      2,625              2,524            7,796              7,498
                                                              ------------       ------------     ------------       ------------
                                                                    2,784              2,718            8,335              8,080
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $26,640            $25,937          $26,640            $25,937
                                                              ============       ============     ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1 - Item 1




                                                                            Nine Months Ended
                                                                              September 30
                                                                 ---------------------------------------
                                                                       1996                  1995
                                                                 -----------------     -----------------
                                                                              (In thousands)

Operating Activities:
  Net Income....................................................       $8,563                $8,290
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization.............................       12,102                10,257
      Dividends from associated companies less equity income ...          162                   468
      Allowance for funds used during construction..............         (427)                 (453)
      Amortization of purchased power costs.....................        4,068                 4,328
      Deferred income taxes.....................................          (62)                1,546
      Deferred revenues.........................................           --                   303
      Amortization of gain on sale of property..................          (40)                  (40)
      Deferred purchased power costs............................       (5,761)               (5,522)
      Amortization of investment tax credits....................         (193)                 (205)
      Environmental proceedings costs, net......................       (1,420)                 (837)
      Changes in:
        Accounts receivable.....................................        4,755                (1,147)
        Accrued utility revenues................................        1,259                 1,361
        Fuel, materials and supplies............................         (163)                 (285)
        Prepayments and other current assets....................          367                 3,809
        Accounts payable........................................       (1,204)               (1,142)
        Taxes accrued...........................................        1,049                  (261)
        Interest accrued........................................          (29)                 (296)
        Other current liabilities...............................         (523)                 (147)
      Other.....................................................         (779)                  596
                                                                -----------------     -----------------
    Net cash provided by operating activities...................       21,724                20,623
                                                                -----------------     -----------------

Investing Activities:
    Construction expenditures...................................      (11,946)               (9,524)
    Conservation expenditures...................................       (2,049)               (2,535)
    Investment in nonutility property...........................       (1,338)               (4,287)
                                                                -----------------     -----------------
      Net cash used in investing activities.....................      (15,333)              (16,346)
                                                                -----------------     -----------------
Financing Activities:
    Issuance of common stock....................................        3,635                 3,262
    Issuance of long-term debt..................................          --                  1,916
    Short-term debt, net........................................       15,000                 2,802
    Cash dividends..............................................       (8,335)               (8,080)
    Reduction in preferred stock................................       (1,400)                  --
    Reduction in long-term debt.................................      (15,033)               (4,833)
                                                                -----------------     -----------------
      Net cash used in financing activities.....................       (6,133)               (4,933)
                                                                -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents........          258                  (656)

    Cash and cash equivalents at beginning of period............          160                 2,693
                                                                -----------------     -----------------
Cash and Cash Equivalents at End of Period......................         $418                $2,037
                                                                =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date for:
       Interest (net of amounts capitalized)....................       $5,755                $6,180
       Income taxes.............................................        3,534                 2,949

      The accompanying notes are an integral part of the consolidated financial statements.



GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

Part 1 -- ITEM 1
1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At September 30, 1996 and 1995, the Company had recorded deferred revenues of $550,000 and $700,000, respectively, in accordance with this policy. This deferred asset is recognized as an expense in subsequent interim periods.

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

                            Three Months Ended            Nine Months Ended
                              September 30                  September 30
                            ------------------            -----------------
                           1996          1995            1996          1995
                           ----          ----            ----          ----
                             (In Thousands)                (In Thousands)
Revenue . . . . . . . .   $2,595        $2,938           $9,311       $8,562
Expenses . . . . . . . .   2,288         2,310            8,261        7,393
                          ------        ------           ------       ------
Net Income . . . . . . .  $  307        $  628           $1,050       $1,169
                          ======        ======           ======       ======

2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method.  Summarized financial information is as follows:
                               Three Months Ended          Nine Months Ended
                                 September 30                September 30
                               ------------------          -----------------
                                              (In Thousands)
                               1996         1995           1996         1995
                               ----         ----           ----         ----

Vermont Yankee Nuclear Power Corporation
  Gross Revenue  . . . . . .  $55,068     $38,350        $138,106    $136,768
  Net Income Applicable
   to Common Stock . . . . .    1,735       1,647           5,035       5,121
  Company's Equity in Net
   Income . . . . . . . . .       310         299             895         887

Vermont Electric Power Company, Inc.
  Gross Revenue  . . . . . .  $12,722     $12,259        $ 37,134    $ 37,091
  Net Income Before
   Dividends  . . . . . . . .     304         302             955         950
  Company's Equity in Net
   Income (Includes preferred
   equity)  . . . . . . . . .      86          91             295         283



3.  ENVIRONMENTAL MATTERS
In 1982, the United States Environmental Protection Agency (EPA) notified the Company that the EPA, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), was considering spending public funds in response to claimed releases of allegedly hazardous substances at what since has become known as the Pine Street Barge Canal Site (Site) in Burlington, Vermont. A manufactured-gas facility was owned and operated on part of the Site by several separate enterprises, including the Company, from the late 19th century to 1967. The EPA's notice stated that the Company may be a "potentially responsible party" (PRP) under CERCLA from which reimbursement of costs of investigation and corrective action may be sought. On February 23, 1988, the Company received a Special Notice letter from the EPA stating that the letter constituted a formal demand for reimbursement of response costs, including interest thereon, incurred and to be incurred at the Site.

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

The Company and other PRPs submitted extensive comments to the EPA opposing the proposed remedy and, in response to an earlier request from the EPA, a detailed analysis of an alternative remedy anticipated to cost approximately $20 million. In June 1993, in response to overwhelming negative comment, the EPA withdrew its proposed remedy and announced that it would work with all interested parties in developing a new proposal. The EPA then established a coordinating council, with representatives of PRPs, environmental groups, and government agencies, and presided over by a neutral facilitator. The council has reached consensus on additional studies appropriate for the Site and is beginning to address remedy selection.

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

The settlement became possible when the Company negotiated a new arrangement with Hydro-Quebec that will reduce the Company's net power-supply costs below the amounts anticipated in the rate increase request. The settlement provides: projected additional annual revenues of $7.6 million; an overall increase in retail rates of 5.25 percent effective June 1, 1996; target return on equity for electric operations of 11.25 percent; and recovery of $1.3 million of costs associated with the Pine Street site, amortized over five years. The VPSB approved the settlement in an order dated May 23, 1996.

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

6.  SFAS 121
Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long Lived Assets, which was implemented by the Company on January 1, 1996, requires that any assets, including regulatory assets, which are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of September 30, 1996, based upon the regulatory environment within which the Company currently operates, SFAS 121 did not have an impact on the Company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

7.  COMPETITION AND RESTRUCTURING
For information regarding competition and restructuring, see
Management's Discussion and Analysis of Financial Condition and Results of Operations-Competition and Restructuring.

8.  RECLASSIFICATION
Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.

The Consolidated Financial Statements are unaudited and, in the opinion of the Company, reflect the adjustments necessary to a fair statement of the results of the interim periods. All such adjustments, except as specifically noted in the Consolidated Financial Statements, are of a normal, recurring nature.



GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1996

Part 1 -- ITEM 2

RESULTS OF OPERATIONS
Earnings Summary
Earnings per share of common stock in the third quarter of 1996 were $0.67 compared to $0.60 in the third quarter of 1995. The increase in earnings was primarily due to a 5.25 percent retail rate increase that went into effect in June 1996 and an increase in sales of electricity to the Company's commercial and industrial customers.

For both the nine months ended September 30, 1996 and 1995, earnings per share of common stock were $1.63.

Operating Revenues and MWh Sales
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:

                             Three Months Ended          Nine Months Ended
                                September 30                September 30
                             ------------------          ------------------
                             1996         1995           1996          1995
                             ----         ----           ----          ----
Operating Revenues
 (In thousands)
    Retail  . . . . .     $ 38,239     $ 34,400      $  114,367    $  101,694
    Sales for Resale .       5,025        4,762          16,262        12,780
    Other . . . . . . . .    1,159          619           2,675         2,457
                          --------     --------      ----------    ----------
      Total Operating
       Revenues  . . .    $ 44,423     $ 39,781      $  133,304    $  116,931
                          ========     ========      ==========    ==========

MWh Sales
    Retail  . . . . . . .  431,630      418,522       1,319,767     1,277,465
    Sales for Resale  .    158,846      192,502         562,677       446,268
                           -------      -------       ---------     ---------
      Total MWh Sales .    590,476      611,024       1,882,444     1,723,733
                           =======      =======       =========     =========

Average Number of Customers
    Residential . . .       70,226       69,710          70,133        69,572
    Commercial &
     Industrial . . . .     11,872       11,759          11,835        11,717
    Other . . . . . . .         77           74              76            76
                            ------       ------          ------        ------
      Total Customers       82,175       81,543          82,044        81,365
                            ======       ======          ======        ======

Total operating revenues in the third quarter of 1996 increased
11.7 percent over the same period in 1995.  Retail revenues increased
11.2 percent in the third quarter of 1996 over the same period in 1995 primarily due to a 5.25 percent retail rate increase that went into effect in June 1996 and a 3.8 percent increase in electricity sales to the Company's commercial and industrial customers. Wholesale revenues increased 5.5 percent in the third quarter of 1996 over the same period in 1995 primarily due to regional market conditions that resulted in an increase in the unit price of wholesale power.

For the nine months ended September 30, 1996, total operating revenues increased 14.0 percent over the same period in 1995. For the first nine months of 1996, retail revenues increased 12.5 percent over the same period in 1995, primarily due to a 9.25 percent retail rate increase that took effect in June 1995 and a 5.25 percent retail rate increase that took effect in June 1996, as well as increased electricity sales in the first quarter of 1996 caused by colder (but normal) winter weather and modest growth in the business sector. For the nine months ended September 30, 1996, wholesale revenues increased 27.3 percent over the same period in 1995 primarily due to regional market conditions that allowed the Company to buy electricity and resell it to other entities at prices slightly higher than the purchase price.

Operating Expenses
Power supply expenses increased 12.2 percent in the third quarter of 1996 over the same period in 1995 primarily due to higher costs for power purchased from Hydro-Quebec, an increase in power purchased from independent power producers and costs associated with the scheduled refueling outage at Vermont Yankee. Power costs for purchases from Hydro-Quebec would have been higher in 1996 but for a reduction in those charges negotiated early in 1996. (See Note 4 of Notes to Consolidated Financial Statements). Power supply expenses increased
19.9 percent for the nine months ended September 30, 1996 over the same period in 1995 for the same reasons.

In early November 1996, the Company entered into a Memorandum of Understanding with Hydro-Quebec providing for the payment to the Company of $8 million in 1997 in exchange for Hydro-Quebec's right to elect, on or before September 1, 1997, one of two options to purchase power. Under the first option, for the period commencing November 1, 1997 and effective through the remaining term of the 1987 power supply agreement between the Company and Hydro-Quebec (the 1987 Agreement), which expires in 2015, Hydro-Quebec can exercise an option to purchase on an annual basis, at energy prices established in accordance with the 1987 Agreement, an amount of energy equivalent to the Company's firm capacity entitlements in the 1987 Agreement, delivered at up to an approximately 10.5% capacity factor, or 105,000 MWH. Under the second option, for the period commencing November 1, 1997 and effective through the remaining term of the 1987 Agreement, Hydro-Quebec can exercise an option to purchase on an annual basis, at energy prices established in accordance with the 1987 Agreement, an amount of energy equivalent to the Company's firm capacity entitlements in the 1987 Agreement, delivered at up to an approximately 5.25% capacity factor, or 52,500 MWH. Hydro-Quebec also would have the right under the second option to elect to purchase up to 600,000 megawatt hours of power from the Company over the remaining term of the 1987 Agreement, commencing November 1, 1997, at the energy prices established in accordance with the 1987 Agreement, subject to certain annual and hourly volume limitations.

The obligations of the parties under the Memorandum of Understanding are subject to the following conditions: (1) approval by the Board of Directors of Hydro-Quebec, (2) the receipt of all necessary regulatory approvals, and (3) the receipt by the Company of an accounting order of the VPSB on terms acceptable to the Company. It is anticipated that the agreement refected in the Memorandum of Understanding, together with an acceptable accounting order from the VPSB, will permit the Company to avoid the filing of a rate increase application before the VPSB providing rate relief effective in 1997. The Company estimates that the future costs associated with the Memorandum of Understanding to be approximately $8 million on a net present value basis.

Transmission expenses increased 24.0 percent in the third quarter of 1996 over the same period in 1995 primarily due to higher tariff rates under an interconnection agreement between Central Vermont Public Service and the Company. This increase was offset to a large extent by revenues generated by the same interconnection agreement. Transmission expenses increased 12.2 percent for the nine months ended September 30, 1996 over the same period in 1995 for the same reason.

Other operating expenses were virtually unchanged in the third quarter of 1996 compared to the same period in 1995. Other operating expenses increased 2.7 percent for the nine months ended September 30, 1996 over the same period in 1995 primarily due to costs associated with the Company's initiatives to improve quality and efficiency and to an increase in the reserve for bad debts.

Maintenance expenses were virtually unchanged in the third quarter of 1996 compared to the same period in 1995. Maintenance expenses increased 10.6 percent for the nine months ended September 30, 1996 over the same period in 1995 primarily due to costs associated with increased usage of certain generating facilities.

Depreciation and amortization expenses increased 8.6 percent in the third quarter of 1996 over the same period in 1995 primarily due to the amortization of expenditures related to energy conservation programs, the Pine Street Barge Canal environmental matter and insurance litigation and to additional investment in the Company's utility plant. (See Note 3 of Notes to Consolidated Financial Statements.) Depreciation and amortization expenses increased 18.0 percent for the nine months ended September 30, 1996 over the same period in 1995 for the same reasons.

Taxes other than income taxes were virtually unchanged in the third quarter of 1996 compared to the same period in 1995. Taxes other than income taxes increased 3.8 percent for the nine months ended September 30, 1996 over the same period in 1995 primarily due to an increase in gross revenue taxes.

Income Taxes
Income taxes increased 32.5 percent in the third quarter of 1996 over the same period in 1995 primarily due to an increase in taxable income. Income taxes were virtually unchanged for the nine months ended
September 30, 1996 compared to the same period in 1995.

Other Income
Other income decreased 23.7 percent in the third quarter of 1996 compared to the same period in 1995 primarily due to a $282,000 loss experienced by Green Mountain Resources, Inc.(GMRI), the Company's wholly owned subsidiary that participates through Green Mountain Energy
Partners L.L.C.(GMEP) in various pilot programs providing retail customer choice in the purchase of electricity. This loss was mitigated to a large extent by offsetting payments received by the Company from GMRI and GMEP for work performed on their behalf. Other income for the nine months ended September 30, 1996 was virtually unchanged compared to the same period in 1995.

Interest Charges
Interest charges decreased 4.3 percent in the third quarter of 1996 compared to the same period in 1995 primarily due to a decrease in short-term interest charges resulting from a decrease in short-term debt outstanding during the period. Interest charges for the nine months ended September 30, 1996 were virtually unchanged compared to the same period in 1995.

Agreement with IBM
In February 1995, the Company and IBM entered into an Economic Development Agreement (EDA) that established the price to be paid by IBM at its Essex Junction, Vermont, facility for incremental electric usage during 1995, 1996 and, at IBM's option, 1997. The contract, which is intended to promote growth in IBM's operations and create jobs in the Company's service area, applies only to that portion of IBM's load that exceeds its 1994 consumption level. Most of IBM's electric usage is billed under the Company's tariff rate. The EDA price, although lower than the Company's tariff rate, exceeds the Company's marginal costs of providing this incremental electric service to IBM. The VPSB approved the EDA in June 1995. The Company believes that the EDA benefits the Company because it encourages the incremental purchase of electricity by IBM at a price above the Company's marginal cost of providing such incremental service. Sales to IBM represented 12.9 percent of the Company's operating revenues in 1995.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996, construction expenditures totaled $14.0 million. Such expenditures in 1996 are expected to be approximately $22.5 million, principally for expansion and improvements of the Company's transmission and distribution plant, for conservation measures and for the construction of a 6 megawatt wind turbine generating plant located in southern Vermont.

The Company continues to supplement internally generated funds with external financing to fund construction and conservation expenditures, refinancings and other cash requirements.

In January 1996, a portion of the proceeds from the sale of $24 million of the Company's first mortgage bonds in December 1995 was used to refund $7.2 million of the Company's 10.7 percent first mortgage bonds.

In October 1996, the Company issued $12 million of its preferred stock at a dividend rate of 7.32 percent, and in November 1996 the Company sold $10 million of its first mortgage bonds at an interest rate of 7.18 percent. The proceeds from both transactions were used to repay short-term debt, to retire fixed income securities and for other general corporate purposes.

The Company presently anticipates issuing an additional $4 million of first mortgage bonds in the fourth quarter of 1996. The proceeds will be used to repay short-term debt, to retire fixed income securities and for other general corporate purposes.

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

Regulatory and legislative authorities at the federal and state levels, including Vermont, are considering how to facilitate competition for electricity sales at the wholesale and retail levels. In October 1994, the VPSB and the Department convened a "Roundtable on Competition and the Electric Industry" (the Roundtable), consisting of representatives of utilities (including the Company), customers, environmental groups and other affected parties. In July 1995, a subgroup of the Roundtable agreed on a set of 14 principles intended to guide the debate in Vermont concerning competition. These principles, among other things, call for exploration of the potential for retail competition, honoring of past utility commitments incurred under regulation, protection for low income customers, and continued exploration of renewable resources, energy efficiency and environmental protections.

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

On October 16, 1996, the VPSB issued a Draft Report and Order (the "Draft Report") in its Investigation into the Restructuring of the Electric Utility Industry in Vermont. The Draft Report sets forth recommendations for restructuring of the electric utility industry in Vermont which will require further legislative action. The Draft Report proposes the commencement of competitive retail sales of electricity in early 1998, while distribution and transmission functions would remain subject to regulation. The Draft Report addresses industry restructuring issues, including, among others, the provision of customer choice, division of generation and distribution functions, treatment of stranded costs, required use and development of renewable energy resources, national and regional policies assuring environmental quality and establishment of a regional independent system operator and power exchange system. The Draft Report requests comment from interested parties by November 15, 1996. The VPSB will consider comments received from interested parties and will thereafter issue a final report and order.

The Draft Report states that, rather than prohibiting common ownership of competitive and regulated components at this time, the VPSB would require Vermont investor-owned utilities to divide their competitive and regulated functions into separate corporate subsidiaries in order to achieve a functional separation. Associated rules would determine how such subsidiaries will interact with each other.

The Draft Report proposes an approach that takes into account multiple factors that the VPSB believes will "create the opportunity for full recovery of stranded costs provided they are legitimate, verifiable, otherwise recoverable, prudently incurred, and non-mitigable," but the Draft Report also states the VPSB's belief that "an opportunity for full recovery must be explicitly tied to successful mitigation." The Draft Report further provides that where a utility has successfully mitigated its stranded costs, the opportunity should exist for substantial or full recovery of stranded costs when the magnitude of the post-mitigation stranded costs, among other things, allows for rates that are reasonably comparable to regional rates. The Draft Report calls for a multi-step process which would involve (1) a rigorous estimation of stranded costs (which in turn would require an estimate of future power costs) and a determination of the extent to which stranded costs can be mitigated,
(2) an adjustment of stranded costs and (3) a stranded cost reconciliation proceeding. The process would consider each utility's estimate of stranded costs and the success of its mitigation efforts on a case by case basis.

The Draft Report is not a final report or order concerning the restructuring of the electric utility industry in the State of Vermont. The Company intends to submit comments to the VPSB in accordance with the schedule set forth in the Draft Report. The largest category of the Company's stranded costs are future costs under long-term power purchase contracts and the Company intends to comply with the steps outlined in the Draft Report and aggressively pursue mitigation efforts in order to maximize its recovery of these costs. The Company, however, can give no assurances that it will be successful in realizing mitigation of these costs to the extent suggested by the VPSB or that it will otherwise be able to achieve full or substantial recovery of these costs.

Thus, the Company cannot predict whether the Draft Report or any subsequent report or actions of, or proceedings before, the VPSB or Vermont Legislature would have a material adverse effect on the Company's operations, financial condition or credit ratings. The Company's failure to recover a significant portion of its purchased power costs, or to retain and attract customers in a competitive environment, would likely have a material adverse effect on the Company's business, including its operating results, cash flows and ability to pay dividends at current levels.

Vermont Yankee Operating Expenses
Vermont Yankee anticipates that operating expenses for 1996 will exceed the level of such expenses incurred during 1995 by approximately $3.5 million, of which approximately $650,000 will be allocated to the Company. In 1996, Vermont Yankee elected to accelerate certain safety and management related projects intended to improve efficiency of the plant and assure compliance with Nuclear Regulatory Commission regulations and the facility's operating license.

Federal Open Access Tariff Orders
On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued Orders 888 and 889 which, among other things, require the filing of open access transmission tariffs by electric utilities, and the functional separation by utilities of their transmission operations from other utility operations. FERC Order 888 also supports the full recovery of legitimate and verifiable costs previously incurred under federal or state regulation. The Company is currently in the process of responding to the orders. On July 9, 1996, the Company filed with the FERC the non-discriminatory open access tariffs required by Order 888. The tariffs defined GMP's transmission system to include subtransmission facilities owned by GMP and GMP's entitlement to facilities owned by VELCO, a corporation engaged in the transmission of electric power within the State of Vermont in which the Company has an equity interest. The GMP tariffs included charges related to the use of the VELCO transmission system by customers. Other Vermont utilities required to make filings with the FERC under Order 889 followed the same course of action. VELCO, in turn, submitted to the FERC a request for waiver of its obligation to file a separate open access transmission tariff. On September 11, 1996, the FERC denied VELCO's waiver request. The Company is also in process of complying with FERC's regulations relating to OASIS, the electronic bulletin board to be used to post availability of transmission capacity. The Company also intends to functionally separate its transmission operations by the deadline recently extended by the FERC to January 3, 1997. The Company does not anticipate any material adverse effects or loss of wholesale customers due to the FERC Orders mentioned above.

Central Vermont Public Service Transmission Charges
On August 28, 1996, the Company received a bill totaling approximately $1.9 million from Central Vermont Public Service Corporation (CVPS) for service at certain transmission interconnections that are the subject of a 1993 interconnection agreement between the Company and CVPS. The bill covered the period October 1993 through June 1996.

In September 1996, the Company charged approximately $700,000 of the CVPS invoice to transmission rent expense. The Company disputes the amount of the CVPS billing and estimates its liability in the range of $1.0 million to $1.3 million, inclusive of amounts already expensed. The Company will seek regulatory relief for amounts not previously collected in rates for these services.

The Company has submitted a bill totaling approximately $500,000 to CVPS for its services under the same interconnection agreement, and credited this amount to transmission services in September 1996. CVPS disputes approximately $100,000 of the amount billed by the Company.

Retail Competition Pilot Programs
The State of New Hampshire has undertaken an experiment to provide retail customer choice in the purchase of electricity. The Company's wholly-owned subsidiary (Green Mountain Resources, Inc.), along with the wholly-owned subsidiaries of three large energy companies -- Hydro-Quebec, Consolidated Natural Gas Company, and Noverco, Inc. -- is participating in the New Hampshire pilot program, one of the nation's first significant attempts to test the viability of retail electric competition, through a limited liability company (Green Mountain Energy Partners L.L.C.). Green Mountain Energy Partners L.L.C. has been competing since May 1996 with approximately two dozen other suppliers to serve 17,000 eligible customers. The pilot program will extend two years, with service that began in June 1996.

The Commonwealth of Massachusetts has also authorized Bay State Gas Company's Pioneer Valley Customer Choice Residential Pilot Program (the "Bay State Gas Pilot") in which Green Mountain Energy Partners L.L.C. is participating. The Bay State Gas Pilot permits the retail sale of natural gas to up to 10,000 residential customers and will extend for two years with service beginning in November 1996. Green Mountain Energy Partners L.L.C. may decide to participate in other retail energy programs that are developed.

Because of the limited nature of these pilot programs, the Company anticipates that there will be no material effect on 1996 consolidated earnings as a consequence of the activities of Green Mountain Energy Partners L.L.C. in these pilot programs. The Company believes that participation in these pilot programs will enhance the capability of Green Mountain Energy Partners L.L.C. to compete in additional markets that are opened for retail electric and natural gas customer choice.

GREEN MOUNTAIN POWER CORPORATION
September 30, 1996
PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
          See Notes 3, 4 and 5 of Notes to Consolidated Financial
          Statements

ITEM 2.  Changes in Securities
          NONE

ITEM 3.  Defaults Upon Senior Securities
          NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
          NONE

ITEM 5.  Other Information
          NONE

ITEM 6.  (a)  EXHIBITS
                3-a-2    Amendment to the Company's Restated
                    	    Articles of Association, dated as of
                         October 11, 1996.

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



                                   GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  November 14, 1996               /s/ C. L. Dutton
                               C. L. Dutton, Vice President, Chief
                               Financial Officer and Treasurer



Date:  November 14, 1996               /s/ R. J. Griffin
                               R. J. Griffin, Controller