Form 10-K/A
period 1995-12-31
GREEN MOUNTAIN POWER CORP
filed 1997-03-28
CIK 43704

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                         FORM 10-K/A, Amendment No.1

                  For the fiscal year ended December 31, 1995

                         Commission file number  1-8291

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

     In 1995, the Company utilized 190,779.7 MWh of Hydro-Quebec energy under the July 1984 contract, 52,816.4 MWh under the December 1987 contract Schedule A, 99,017.5 Mwh under Schedule B, 49,036.0 Mwh under Schedule C3, and 332,430.6 MWh under the tertiary energy contract to meet 37.9% of its retail and requirements wholesale sales. The average cost of Hydro-Quebec electricity in 1995 was 3.2 cents per KWh. See Notes J and K-2 of Notes to Consolidated Financial Statements.


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