Form 10-Q
period 1997-03-31
GREEN MOUNTAIN POWER CORP
filed 1997-05-14
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                         __________________________

                                 FORM 10-Q


X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
                For the quarterly period ended March 31, 1997

                                    or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class - Common Stock                        Outstanding March 31, 1997
    $3.33 1/3 Par Value                              5,065,551


                        GREEN MOUNTAIN POWER CORPORATION
                     Consolidated Comparative Balance Sheets
                                  (Unaudited)

Part 1 - Item 1



                                                                     March 31                  December 31
                                                       -----------------------------------   ----------------
                                                             1997               1996               1996
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)
ASSETS

Utility Plant
    Utility plant, at original cost....................       $248,514           $240,298           $248,135
    Less accumulated depreciation......................         83,652             78,085             81,286
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        164,862            162,213            166,849
    Property under capital lease.......................          9,006              9,778              9,006
    Construction work in progress......................         17,073             10,041             13,998
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        190,941            182,032            189,853
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity ...................         15,776             16,052             15,769
    Other investments..................................          5,137              4,516              4,865
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,913             20,568             20,634
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................             88                616                238
    Temporary investments..............................          6,980                --                 --
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         17,002             19,554             17,733
    Accrued utility revenues ..........................          5,870              5,951              6,662
    Fuel, materials and supplies, at average cost......          3,607              3,188              3,621
    Prepayments........................................          1,783              1,843              2,206
    Other..............................................            348                227                441
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         35,678             31,379             30,901
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................         15,599             18,119             16,409
    Environmental proceedings costs....................          7,974              7,887              7,991
    Purchased power costs..............................          8,377              5,833              9,163
    Other..............................................         11,703              8,726              9,661
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         43,653             40,565             43,224
                                                       ----------------   ----------------   ----------------
Non-Utility
    Cash and cash equivalents..........................            143              1,427                511
    Other current assets...............................          4,366              2,519              3,979
    Property and equipment.............................         11,702             11,397             11,226
    Intangible assets..................................          2,239              2,466              2,555
    Equity investment in energy related businesses.....         12,239             13,308             12,494
    Other assets.......................................          8,232              8,484              9,162
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         38,921             39,601             39,927
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $330,106           $314,145           $324,539
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
        5,081,407, 4,897,212  and 5,037,143)...........        $16,919            $16,324            $16,790
      Additional paid-in capital.......................         68,732             65,320             68,226
      Retained earnings................................         27,187             27,716             26,916
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        112,460            108,982            111,554
    Redeemable cumulative preferred stock..............         19,310              8,930             19,310
    Long-term debt, less current maturities............         94,900             83,934             94,900
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        226,670            201,846            225,764
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          9,006              9,778              9,006
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          1,700              3,500              3,034
    Short-term debt....................................            816             13,014              1,016
    Accounts payable, trade, and accrued liabilities...          4,402              3,726              6,140
    Accounts payable to associated companies...........          6,913              6,232              6,621
    Dividends declared.................................            381                194                381
    Customer deposits..................................            670                746                689
    Taxes accrued......................................          3,149              3,588                986
    Interest accrued...................................          2,090              1,844              1,382
    Deferred revenues .................................          5,989              5,615                --
    Other..............................................            795                370                788
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         26,905             38,829             21,037
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         26,500             24,651             26,726
    Unamortized investment tax credits.................          4,749              5,015              4,825
    Other..............................................         23,682             22,058             23,417
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         54,931             51,724             54,968
                                                       ----------------   ----------------   ----------------

Non-Utility
    Current liabilities................................          1,142              1,223              1,752
    Other liabilities..................................         11,452             10,745             12,012
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................         12,594             11,968             13,764
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $330,106           $314,145           $324,539
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1 - Item 1



                                                                          Three Months Ended
                                                                               March 31
                                                                -----------------------------------------
                                                                      1997                    1996
                                                                -----------------       -----------------
                                                                (In thousands, except amounts per share)

Operating Revenues .............................................         $47,204                 $48,415
                                                                -----------------       -----------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation ..................           7,766                   7,411
     Company-owned generation...................................             846                     846
     Purchases from others......................................          17,780                  18,668
  Other operating...............................................           4,235                   4,907
  Transmission..................................................           3,046                   2,691
  Maintenance...................................................           1,118                   1,122
  Depreciation and amortization.................................           4,241                   3,875
  Taxes other than income.......................................           1,916                   1,777
  Income taxes..................................................           2,005                   2,045
                                                                -----------------       -----------------
     Total operating expenses...................................          42,953                  43,342
                                                                -----------------       -----------------
       Operating income.........................................           4,251                   5,073
                                                                -----------------       -----------------

Other Income
  Equity in earnings of affiliates and non-utility operations...             419                     856
  Allowance for equity funds used during construction...........             194                      40
  Other income and deductions, net..............................             282                      15
                                                                -----------------       -----------------
    Total other income..........................................             895                     911
                                                                -----------------       -----------------
      Income before interest charges............................           5,146                   5,984
                                                                -----------------       -----------------

Interest Charges
  Long-term debt................................................           1,864                   1,814
  Other.........................................................              76                     228
  Allowance for borrowed funds used during  construction........            (109)                   (123)
                                                                -----------------       -----------------
    Total interest charges......................................           1,831                   1,919
                                                                -----------------       -----------------
Net Income......................................................           3,315                   4,065

Dividends on preferred stock....................................             374                     190
                                                                -----------------       -----------------
Net Income Applicable to Common Stock...........................          $2,941                  $3,875
                                                                =================       =================

Common Stock Data
  Earnings per share............................................           $0.58                   $0.80

  Cash dividends declared per share.............................           $0.53                   $0.53

  Weighted average shares outstanding...........................           5,044                   4,860


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period...................................         $26,916                 $26,412
Net Income......................................................           3,315                   4,065
                                                                -----------------       -----------------
                                                                          30,231                  30,477
                                                                -----------------       -----------------

Cash Dividends - redeemable cumulative preferred stock..........             374                     190
               - common stock...................................           2,670                   2,571
                                                                -----------------       -----------------
                                                                           3,044                   2,761
                                                                -----------------       -----------------

Balance - end of period.........................................         $27,187                 $27,716
                                                                =================       =================

              The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1 - Item 1


                                                                                 Three Months Ended
                                                                                       March 31
                                                                       ---------------------------------------
                                                                             1997                  1996
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income...........................................................          $3,315                $4,065
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           4,241                 3,875
      Dividends from associated companies less equity income...........              (7)                  (29)
      Allowance for funds used during construction.....................            (303)                 (164)
      Deferred purchased power costs...................................             (14)                 (145)
      Amortization of purchased power costs............................            (165)                1,715
      Deferred income taxes............................................             (99)                 (515)
      Deferred revenues ...............................................           5,989                 5,615
      Amortization of investment tax credits...........................             (76)                  (92)
      Environmental proceedings costs..................................            (417)                 (365)
      Conservation expenditures........................................            (607)                 (891)
      Changes in:
        Accounts receivable............................................             731                (1,474)
        Temporary investments .........................................          (6,980)                 --
        Accrued utility revenues.......................................             792                   572
        Fuel, materials, and supplies..................................              14                   124
        Prepayments and other current assets...........................             130                 1,683
        Accounts payable...............................................          (1,445)               (2,582)
        Taxes accrued..................................................           2,163                 3,017
        Interest accrued...............................................             708                    (3)
        Other current liabilities......................................            (623)                  (13)
      Other............................................................             368                   336
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................           7,715                14,729
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (3,553)               (2,275)
    Investment in nonutility property..................................            (252)               (2,145)
                                                                       -----------------     -----------------
      Net cash used in investing activities............................          (3,805)               (4,420)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................             635                 1,270
    Short-term debt, net...............................................            (200)                4,599
    Reduction in long-term debt........................................          (1,819)              (11,533)
    Cash dividends.....................................................          (3,044)               (2,762)
                                                                       -----------------     -----------------
      Net cash used in financing activities............................          (4,428)               (8,426)
                                                                       -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents...............            (518)                1,883
    Cash and Cash equivalents at beginning of period...................             749                   160
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................            $231                $2,043
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the quarter for:
       Interest (net of amounts capitalized)...........................          $1,176                $1,987
       Income taxes....................................................             158                     2

      The accompanying notes are an integral part of the consolidated financial statements.



                       	GREEN MOUNTAIN POWER CORPORATION
                 	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997


Part 1 - Item 1

1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At March 31, 1997 and 1996, the Company had recorded deferred revenues of $6.0 million and $5.6 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods.

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

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                       1997          1996
                                                       ----          ----
                                                         (In thousands)

Revenue . . . . . . . . .  . .  . . . .  . . . .       $3,537        $3,925
Expenses  . . . . . . . . . .  . . . . . . . . .        3,677         3,557
                                                       -------       ------
Net Income  . . . . . . .  . .  . . . .  . . . .       $ (140)       $  368
                                                       =======       ======


2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:

                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                     1997          1996
                                                     ----          ----
                                                        (In thousands)
Vermont Yankee Nuclear Power Corporation
  Gross Revenue . . . . . . . . . . . . . . . . .  $40,421        $39,756
  Net Income Applicable to Common Stock . . . . .    1,775          1,598
  Company's Equity in Net Income  . . . . . . . .      337            280


Vermont Electric Power Company, Inc.
  Gross Revenue . . . . . . . . . . . . . . . . .  $12,436        $12,289
  Net Income Before Dividends . . . . . . . . . .      429            298
  Company's Equity in Net Income
    (Includes preferred equity) . . . . . . . . .      113             82


3.  ENVIRONMENTAL MATTERS

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

Since 1994, the EPA has established a coordinating council, with representatives of the PRPs, environmental and community groups, the City of Burlington and the State of Vermont presided over by a neutral facilitator. The council has determined, by consensus, what additional studies were appropriate for the site, and is addressing the question of additional response activities. The EPA, the State of Vermont and other parties have entered into two consent orders for completion of appropriate studies. Work is continuing under the second of those orders. On December 1, 1994, the Company, and two other PRPs, New England Electric System (NEES) and Vermont Gas Systems (VGS), entered into a confidential agreement with the State of Vermont, the City of Burlington and nearly all other landowner PRPs under which, subject to certain qualifications, the liability of those landowner PRPs for future Superfund response costs would be limited and specified. On December 1, 1994, the Company entered into a confidential agreement with VGS compromising contribution and cost recovery claims of each party and contractual indemnity claims of the Company arising from the 1964 sale of the manufactured gas plant to VGS. In March 1996, the Company and NEES entered into a confidential agreement compromising past and future contribution and cost recovery claims of both parties relating to response costs.

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

Through rate cases filed in 1991, 1993, 1994 and 1995, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Marsh site. Specifically, the Company proposed rate recognition of its unrecovered expenditures incurred between January 1, 1991 and June 30, 1995 (in the total of approximately $8.7 million) for technical consultants and legal assistance in connection with the EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Vermont Department of Public Service (the Department)reached agreements in these cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the Vermont Public Service Board (VPSB) in those proceedings reflected the Pine Street Marsh related expenditures referred to above.

Management expects to seek and (assuming recovery consistent with the previous regulatory treatment set forth above) receive ratemaking treatment for unreimbursed costs incurred beyond the amounts for which ratemaking treatment has been received.

An authoritative accounting standard, Statement of Position (SOP) 96-1, has been issued by the accounting profession addressing environmental remediation obligations. This SOP addresses, among other things, regulatory benchmarks that are likely triggers of the accrual of estimated losses, the costs included in the measurement, including incremental costs of remediation efforts such as post-remediation monitoring and long-term operation and maintenance costs and costs of compensation and related benefits of employees devoting time to the remediation. This SOP, adopted by the Company in January 1997, as required, did not have a material adverse effect on the Company's financial position or results of operations, due to current ratemaking treatment. Should a change in the Company's historical ratemaking occur this conclusion could change.


4.  1995 Retail Rate Case

In September 1995, the Company filed a 12.7 percent retail rate increase to cover higher power supply costs, to support additional investment in plant and equipment, to fund expenses associated with the Pine Street Marsh site, and to cover higher costs of capital. Early in 1996, the Company settled this rate case with the Department and other parties.

The settlement became possible when the Company negotiated a new arrangement with Hydro-Quebec that will reduce the Company's net power-supply costs below the amounts anticipated in the rate increase request. The settlement provided: projected additional annual revenues of $7.6 million; an overall increase in retail rates of 5.25 percent effective June 1, 1996; target return on equity for utility operations of 11.25 percent; and recovery of $1.3 million of costs associated with the Pine Street site, amortized over five years. In the event that the target return on equity is exceeded, the Company would accelerate the amortization of certain demand side management expenditures in the next year for which rate recovery otherwise would have been sought. The VPSB approved the settlement in an order dated May 23, 1996. An accounting order received from the VPSB on December 31, 1996 continues the limitation on return on equity from utility operations through December 31, 1997.


5.  SFAS 128

In March 1997, the Financial Standards Board issued a new accounting standard, Statement of Financial Accounting Standards (SFAS) 128, Earnings per Share. SFAS 128, effective for financial statements issued for annual periods ending after December 15, 1997, replaces the definition of primary earnings per share, calculated in accordance with the provisions of APB 15, with a new calculation, basic earnings per share. Management believes that the implementation of SFAS 128 will not have a material impact on the Company's financial position or results of operations.


6.   COMPETITION AND RESTRUCTURING

For information regarding competition and restructuring, See
"Management's Discussion and Analysis of Financial Condition and Results of Operations-Competition and Restructuring."


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



                       GREEN MOUNTAIN POWER CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               MARCH 31, 1997

Part 1 - Item 2


This section presents management's assessment of Green Mountain Power Corporation's (the Company) financial condition and the principal factors having an impact on the results of its operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this quarterly report. This section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Competition and Restructuring" and "Risk Factors," lists some of the reasons why results could differ materially from those projected.

RESULTS OF OPERATIONS

Earnings Summary
Earnings per share of common stock in the first quarter of 1997 were $0.58, compared to $0.80 per share in the first quarter of 1996. The decrease in earnings was primarily due to a reduction in sales of electricity caused by warmer than normal winter weather.

Operating Revenues and MWh Sales
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:

                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                     1997          1996
                                                     ----          ----

Operating Revenues (In thousands)
  Retail . . . . . . . . . . . . . . . . . .      $ 41,678      $ 41,102
  Sales for Resale . . . . . . . . . . . . .         4,765         6,470
  Other  . . . . . . . . . . . . . . . . . .           761           843
                                                  --------      --------
   Total Operating Revenues  . . . . . . . .      $ 47,204      $ 48,415
                                                  ========      ========

MWh Sales
  Retail . . . . . . . . . . . . . . . . . .       476,612       485,091
  Sales for Resale . . . . . . . . . . . . .       160,936       239,287
                                                   -------       -------
   Total MWh Sales . . . . . . . . . . . . .       637,548       724,378
                                                   =======       =======

Average Number of Customers
  Residential  . . . . . . . . . . . . . . .        70,562        70,112
  Commercial & Industrial  . . . . . . . . .        11,955        11,799
  Other  . . . . . . . . . . . . . . . . . .            77            74
                                                    ------        ------
   Total Customers . . . . . . . . . . . . .        82,594        81,985
                                                    ======        ======

Total operating revenues decreased 2.5 percent in the first quarter of 1997 compared to the same period in 1996. Retail revenues increased 1.4 percent in the first quarter of 1997 over the same period in 1996. A 1.8 percent decrease in retail sales of electricity, resulting from winter temperatures that were 5.7 percent warmer than normal and 4.3 percent warmer than those in 1996, was slightly offset by a 5.25 percent retail rate increase that went into effect in June 1996. Wholesale revenues decreased 26.4 percent in the first quarter of 1997 compared to the same period in 1996 primarily due to a reduction in off-system sales, having a minimal impact on earnings.


Operating Expenses
Power supply expenses decreased 2.0 percent in the first quarter of 1997 compared to the same period in 1996. Power supply expenses from Vermont Yankee increased 4.8 percent in the first quarter of 1997 over the same period in 1996 primarily due to increased costs associated with plant engineering studies. This increase was more than offset by a 4.8 percent decrease in power purchased from others primarily due to the recognition of $800,000 in income, consistent with allowed ratemaking treatment, related to a payment to be received under a Memorandum of Understanding entered into with Hydro-Quebec in November 1996. The Memorandum of Understanding provides for a payment to the Company in the amount of $8.0 million in 1997 for Hydro-Quebec's right to elect, on or before September 1, 1997, one of two options to purchase power. The remaining $7.2 million will be recognized in income over the remaining 9 months of 1997. (See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-Power Supply Expenses and Note K to the Company's Consolidated Financial Statements contained therein for a complete discussion of this Memorandum of Understanding.)

On April 25, 1997, Vermont Yankee experienced an unplanned outage that occurred in conjunction with calibration of certain reactor systems. Vermont Yankee had planned to shut down the facility the following week for repairs. Vermont Yankee began this planned work earlier since the reactor was down and all work was completed by May 8, 1997. The Company anticipates that additional costs associated with replacement power will be approximately $450,000.

Other operating expenses decreased 13.7 percent in the first quarter of 1997 compared to the same period in 1996 primarily due to an increase in work performed on behalf of Green Mountain Resources, Inc. (GMRI) and Green Mountain Energy Partners L.L.C. (GMEP), effectively reducing payroll expenses for the Company. (See Other Income below.)

Transmission expenses increased 13.2 percent in the first quarter of 1997 over the same period in 1996 primarily due to higher tariff rates under an interconnection agreement between Central Vermont Public
Service Corporation (CVPS) and the Company.

Maintenance expenses were virtually unchanged in the first quarter of 1997 compared to the same period in 1996.

Depreciation and amortization expenses increased 9.4 percent in the first quarter of 1997 over the same period in 1996 primarily due to the amortization of expenditures related to energy conservation programs and the Pine Street Marsh environmental matter and to depreciation associated with additional investment in the Company's utility plant.

Taxes other than income taxes increased 7.8 percent in the first quarter of 1997 over the same period in 1996 primarily due to an increase in municipal property taxes. The Vermont legislature is currently considering legislative proposals that would change the method of municipal property taxation in Vermont. The Company is unable to predict at this time whether such legislation, if enacted, will have any material impact on the Company.


Income Taxes
Income taxes decreased 2.0 percent in the first quarter of 1997 compared to the same period in 1996 primarily due to a decrease in taxable income.


Other Income
Other income decreased 1.9 percent in the first quarter of 1997 compared to the same period in 1996 primarily due to a $54,000 decrease in earnings experienced by Green Mountain Propane Gas Company, the Company's wholly-owned propane subsidiary, a $122,000 decrease in earnings experienced by Mountain Energy, Inc., the Company's wholly-owned subsidiary that invests in energy generation and efficiency projects, and a $332,000 loss experienced by GMRI, the Company's wholly-owned subsidiary that participates in various pilot programs providing retail customer choice in the purchase of electricity. The loss experienced by GMRI was mitigated to a large extent by the aforementioned reduction in the Company's payroll expenses for work performed on the behalf of GMRI and GMEP. GMRI intends to participate in the retail marketing of electricity in states that are opening their markets to competition in 1998, including California. GMRI is seeking investment partners to provide the funds required for these retail activities.
The decrease in other income was offset to a large extent by an increase in interest income resulting from the accrual of interest related to the $8.0 million payment due from Hydro-Quebec later this year (See the discussion in operating expenses above), and by an increase in the allowance for equity funds used during construction resulting from higher average construction work in progress balances during the period.


Interest Charges
Interest charges decreased 4.6 percent in the first quarter of 1997 compared to the same period in 1996 primarily due to a reduction in interest charges related to a lower amount of short-term debt outstanding during the period. This decrease was partially offset by an increase in long-term interest charges related to the sale of $10 million and $4 million of the Company's first mortgage bonds in November and December 1996, respectively.


                       LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, construction and conservation expenditures totaled $4.0 million. Such expenditures in 1997 are expected to be approximately $22.4 million, principally for expansion and improvements of the Company's transmission and distribution plant, for the Company's wind turbine generation project, for conservation measures, and for management information systems.

At March 31, 1997, the Company had lines of credit with six banks totaling $40.0 million, with borrowings outstanding of $800,000. Borrowings under these lines of credit are at interest rates based on various market rates and are generally less than the prime rate. The Company has fee arrangements on its lines of credit ranging from 1/8 to 1/4 percent and no compensating balance requirements. These lines of credit are subject to periodic review and renewal during the year by the various banks.

Dividend Policy -- The Company's current dividend policy is based on the continued validity of three assumptions: The ability to achieve earnings growth, the receipt of an allowed rate of return that accurately reflects the Company's cost of capital, and the retention of its exclusive franchise. As discussed under "Competition and Restructuring," there is a strong movement in Vermont to restructure the electric utility industry in order to permit competition in the generation and retail sale of electricity. Such restructuring would, among other things, lead to a loss of the Company's current exclusive franchise for selling electricity at retail, even though the Company would retain its exclusive franchise to provide distribution service. Also, a business operating in a competitive environment, including any unregulated activities by the Company, would by its nature engender a different type of earnings growth and volatility than is found in a regulated entity. Should restructuring be approved in Vermont or the other conditions identified above no longer obtain, it is likely that the Company will reconsider its dividend policy and make appropriate changes so that anticipated payout levels are more commensurate with the risk of any new business activities to be undertaken and consistent with the capital needs of its businesses.


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

Regulatory and legislative authorities at the federal level and among states across the country, including Vermont, are considering how to facilitate competition for electricity sales at the wholesale and retail levels. For a discussion of restructuring proceedings in Vermont, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook".

In response to a Vermont Department of Public Service (the Department) petition, the Vermont Public Service Board (VPSB) opened a proceeding on utility industry restructuring by order dated October 17, 1995. On December 29, 1995, the Company released its proposed restructuring plan, calling for corporate separation into a regulated company for transmission and distribution functions and an unregulated company for generation and sales functions.

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

The Company, CVPS, representatives of the Governor of Vermont and the Department have negotiated a Memorandum of Understanding (MOU) that would outline agreed-upon positions among the parties relative to the recovery of stranded costs, distribution company rates, corporate unbundling and societal benefit programs. The parties to the MOU mutually would support those provisions in connection with any proposed legislation before the Vermont General Assembly and in any regulatory proceeding before the VPSB. If all of the terms of the MOU are not included in final restructuring legislation and in an implementing VPSB Order, the MOU will be of no force or effect.

Although not yet executed, it is likely that the MOU will include the following financial terms:

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

In early April 1997, the Vermont Senate passed Senate Bill No. 62 (S.
62), the electric utility restructuring bill, which requires passage by the Vermont House of Representatives and signature by the Governor before becoming law. This bill is not based on the MOU and is being opposed by the Company and other utilities in Vermont. S. 62 establishes several goals, including the conflicting objectives that stranded costs be shared equally between utilities and customers and that the continuing financial integrity of the utility be preserved. Under S. 62, full retail competition in Vermont would start in October 1998 and the VPSB is given considerable discretion to weigh various potentially conflicting objectives, including the two objectives set forth above, in deciding the extent to which and manner under which a utility can recover stranded costs. S. 62 also provides: (1) that utilities must either divest unregulated enterprises or "functionally separate" them from regulated business activities; (2) an incentive for the early closing and decommissioning of the Vermont Yankee nuclear power plant; (3) that any retail electricity provider in Vermont shall have "ownership" of sufficient tradable renewable energy credits as defined in S. 62; (4) that the VPSB may order performance-based regulation for distribution functions if it finds that departure from cost-of-service regulation is in the public interest; (5) for the provision of out placement service and severance pay for utility employees adversely affected by restructuring, with such costs shared equally by the utility and its customers; and (6) that if a utility has received some above-market cost recovery and then the utility is acquired, the VPSB is to determine how much, if at all, the value of the acquired company was enhanced by the recovery of above-market costs and thereafter determine how the enhanced value should be shared equitably between the acquired utility's shareholders and customers.

The Company has strenuously opposed the enactment of S.62 into law principally because its stranded cost sharing provisions would jeopardize the Company's financial viability. Under Statement of Financial Accounting Standards (SFAS) 71, Accounting for Certain Types of Regulation, the Company would then be required to write off a material amount of its regulatory assets, and the resulting losses would limit the Company's access to capital. In mid-April, 1997, the Vermont House of Representatives indicated through its Speaker that there was insufficient time in this legislative session (which is scheduled to end in May 1997) to act upon a utility restructuring bill. The Company has continued to urge the enactment during this legislative session of restructuring legislation compatible with the terms of the MOU or, at a minimum, legislation that would permit the securitization of stranded cost recovery through the authorization of a grantor trust financing mechanism. However, there is no assurance that any restructuring legislation will be enacted by the Vermont General Assembly or, if legislation is enacted, that it will be consistent with the terms of the Final Order or the MOU.

The Company has stated its position that if legislation is enacted that threatens the Company's financial integrity, it will pursue all remedies available to it under law. In addition, the Company intends to file an application with the VPSB for a sizable rate increase if no restructuring legislation is enacted during this legislative session in order to recover cost increases, including Hydro-Quebec power supply costs which are expected to increase from $26 million in 1997 to $43 million in 1998.

Risk Factors -- The major risk factors affecting the impact of electric industry restructuring upon the Company, including the recovery of stranded costs, are: (i) regulatory and legal decisions, (ii) the market price of power, and (iii) the amount of market share retained by the Company. There can be no assurance that a final restructuring plan ordered by the VPSB, the courts, or through legislation will include a CTC that would allow for full recovery of stranded costs and include a fair return on those costs as they are being recovered. If laws are enacted or regulatory decisions are made that do not offer an opportunity to adequately recover stranded costs, the Company believes it has legal arguments to challenge such laws or decisions.

The largest category of the Company's stranded costs are future costs under long-term power purchase contracts. The Company intends to pursue compliance with the steps outlined in the Final Order and aggressively to pursue mitigation efforts in order to maximize its recovery of these costs. The magnitude of stranded costs for the Company is largely dependent upon the future market price of power. The Company has discussed various market price scenarios with interested parties for the purpose of identifying stranded costs. Preliminary market price assumptions, which are likely to change, have resulted in estimates of the Company's stranded costs of between $259 million and $866 million, on an undiscounted basis.

If retail competition is implemented in Vermont and elsewhere, the Company is unable to predict the impact of this competition on its revenues, on the Company's ability to retain existing customers and attract new customers, or on the margins that will be realized on retail sales of electricity.

Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. SFAS 71 requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.

As described in Note A.2 in the Notes to Consolidated Financial Statements for the year ending December 31, 1996, the Company meets the criteria for the application of SFAS 71. In the event the Company determines that it no longer meets those criteria, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Factors that could give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

The Company believes that the provisions of both the Final Order and MOU, if implemented, would meet the criteria for continuing application of SFAS 71 as to those costs for which recovery is permitted. S.62, however, would not meet the criteria for the continuing application of SFAS 71. Under SFAS 5, Accounting for Contingencies, the passage of S.62 or other restructuring legislation or order, would also require the Company to immediately estimate and record losses, on an undiscounted basis, for any discretionary above market power purchase contracts and other costs which are not probable of recovery from customers, to the extent that those costs are estimable. Because the Company is unable to predict what form enacted legislation will take, however, it cannot predict if or to what extent SFAS 71 or SFAS 5 will continue to be applicable in the future. Members of the staff of the Securities and Exchange Commission have raised questions concerning the continued applicability of SFAS 71 to certain other electric utilities facing restructuring. The Emerging Issues Task Force (EITF) has agreed to review accounting issues associated with electric utility restructuring. Under generally accepted accounting principles, the Company will follow any EITF consensus on accounting issues relative to restructuring, including the continued application of SFAS 71.

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



                      GREEN MOUNTAIN POWER CORPORATION
                              March 31, 1997
                        PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
          See Notes 3 and 4 of Notes to Consolidated Financial Statements

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



                                GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  May 14, 1997                  /s/ C. L. Dutton
                             C. L. Dutton, Vice President, Chief
                             Financial Officer and Treasurer



Date:  May 14, 1997                 /s/ R. J. Griffin
                            R. J. Griffin, Controller