Form 10-Q
period 1997-06-30
GREEN MOUNTAIN POWER CORP
filed 1997-08-14
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                          __________________________

                                  FORM 10-Q


  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

                                      or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class - Common Stock                        Outstanding June 30, 1997
    $3.33 1/3 Par Value                              5,118,430



                               GREEN MOUNTAIN POWER CORPORATION
                           Consolidated Comparative Balance Sheets
                                         (Unaudited)

Part 1 - Item 1

                                                                      June 30                  December 31
                                                       -----------------------------------   ----------------
                                                             1997               1996               1996
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)
ASSETS

Utility Plant
    Utility plant, at original cost....................       $249,511           $245,536           $248,135
    Less accumulated depreciation......................         85,492             79,817             81,286
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        164,019            165,719            166,849
    Property under capital lease.......................          9,006              9,778              9,006
    Construction work in progress......................         20,586              9,186             13,998
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        193,611            184,683            189,853
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity ...................         14,026             16,011             15,769
    Other investments..................................          5,271              4,640              4,865
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         19,297             20,651             20,634
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................            131                 69                238
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         14,805             14,537             17,733
    Accrued utility revenues ..........................          5,438              5,248              6,662
    Fuel, materials and supplies, at average cost......          3,478              3,381              3,621
    Prepayments........................................            524                536              2,206
    Other..............................................            354                286                441
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         24,730             24,057             30,901
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................         14,690             17,448             16,409
    Environmental proceedings costs....................          7,948              8,056              7,991
    Purchased power costs..............................          9,963              5,747              9,163
    Other..............................................         12,781              8,310              9,661
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         45,382             39,561             43,224
                                                       ----------------   ----------------   ----------------
Non-Utility
    Cash and cash equivalents..........................            165                263                511
    Other current assets...............................          5,192              2,481              3,979
    Property and equipment.............................         12,321             11,348             11,226
    Intangible assets..................................          2,184              2,402              2,555
    Equity investment in energy related businesses.....         13,661             14,578             12,494
    Other assets.......................................         12,994              8,110              9,162
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         46,517             39,182             39,927
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $329,537           $308,134           $324,539
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         5,134,286, 4,951,169 and 5,037,143)...........        $17,095            $16,503            $16,790
      Additional paid-in capital.......................         69,733             66,496             68,226
      Retained earnings................................         25,344             25,950             26,916
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        111,794            108,571            111,554
    Redeemable cumulative preferred stock..............         19,310              8,930             19,310
    Long-term debt, less current maturities............         93,200             82,234             94,900
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        224,304            199,735            225,764
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          9,006              9,778              9,006
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          1,700              1,700              3,034
    Short-term debt....................................          6,316             18,615              1,016
    Accounts payable, trade, and accrued liabilities...          6,367              3,333              6,140
    Accounts payable to associated companies...........          7,514              5,993              6,621
    Dividends declared.................................            375                190                381
    Customer deposits..................................            507                581                689
    Taxes accrued......................................            491              1,644                986
    Interest accrued...................................          1,335              1,341              1,382
    Deferred revenues .................................          2,854              2,566                --
    Other..............................................            811                230                788
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         28,270             36,193             21,037
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         27,467             23,943             26,726
    Unamortized investment tax credits.................          4,705              4,995              4,825
    Other..............................................         23,377             22,132             23,417
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         55,549             51,070             54,968
                                                       ----------------   ----------------   ----------------

Non-Utility
    Current liabilities................................          1,084                712              1,752
    Other liabilities..................................         11,324             10,646             12,012
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................         12,408             11,358             13,764
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $329,537           $308,134           $324,539
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.



                           GREEN MOUNTAIN POWER CORPORATION
                      Consolidated Comparative Income Statements
                                     (Unaudited)

Part 1 - Item 1


                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30                             June 30
                                                              -------------------------------     -------------------------------
                                                                  1997               1996             1997               1996
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues ...........................................    $42,682            $40,467          $89,886            $88,881
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation ................      8,473              8,093           16,239             15,504
     Company-owned generation.................................      1,199                726            2,045              1,572
     Purchases from others....................................     14,948             15,210           32,728             33,878
  Other operating.............................................      4,007              4,740            8,242              9,647
  Transmission................................................      2,914              2,523            5,961              5,214
  Maintenance.................................................      1,141              1,264            2,259              2,386
  Depreciation and amortization...............................      4,152              4,048            8,392              7,923
  Taxes other than income.....................................      1,692              1,610            3,608              3,387
  Income taxes................................................      1,165                394            3,170              2,439
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     39,691             38,608           82,644             81,950
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      2,991              1,859            7,242              6,931
                                                              ------------       ------------     ------------       ------------

Other Income
  Equity in earnings of affiliates and non-utility operations.       (289)               923              130              1,780
  Allowance for equity funds used during construction.........        200                 49              394                 89
  Other income and deductions, net............................        119                 15              401                 30
                                                              ------------       ------------     ------------       ------------
    Total other income........................................         30                987              925              1,899
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      3,021              2,846            8,167              8,830
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,826              1,696            3,690              3,511
  Other.......................................................         85                224              161                452
  Allowance for borrowed funds used during  construction......       (120)               (98)            (229)              (221)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      1,791              1,822            3,622              3,742
                                                              ------------       ------------     ------------       ------------
Net Income....................................................      1,230              1,024            4,545              5,088

Dividends on preferred stock..................................        374                190              749                379
                                                              ------------       ------------     ------------       ------------
Net Income Applicable to Common Stock.........................       $856               $834           $3,796             $4,709
                                                              ============       ============     ============       ============

Common Stock Data
  Earnings per share..........................................      $0.17              $0.17            $0.75              $0.96

  Cash dividends declared per share...........................      $0.53              $0.53            $1.06              $1.06

  Weighted average shares outstanding.........................      5,096              4,911            5,070              4,885


               Consolidated Comparative Statements of Retained Earnings
                                   (Unaudited)

Balance - beginning of period.................................    $27,187            $27,716          $26,916            $26,412
Net Income....................................................      1,230              1,024            4,545              5,088
                                                              ------------       ------------     ------------       ------------
                                                                   28,417             28,740           31,461             31,500
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        374                190              749                379
               - common stock.................................      2,699              2,600            5,368              5,171
                                                              ------------       ------------     ------------       ------------
                                                                    3,073              2,790            6,117              5,550
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $25,344            $25,950          $25,344            $25,950
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


                            GREEN MOUNTAIN POWER CORPORATION
                         Consolidated Statements of Cash Flows
                                     (Unaudited)

Part 1 - Item 1

                                                                                   Six Months Ended
                                                                                       June 30
                                                                       ---------------------------------------
                                                                             1997                  1996
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income...........................................................          $4,545                $5,088
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           8,392                 7,923
      Dividends from associated companies less equity income...........           1,743                    13
      Allowance for funds used during construction.....................            (623)                 (311)
      Amortization of purchased power costs............................          (1,732)                3,174
      Deferred income taxes............................................             994                (1,149)
      Deferred revenues ...............................................           2,854                 2,566
      Deferred purchased power costs...................................             (25)               (1,518)
      Amortization of investment tax credits...........................            (120)                 (112)
      Environmental proceedings costs, net.............................            (804)                 (917)
      Conservation expenditures........................................          (1,052)               (1,507)
      Changes in:
        Accounts receivable............................................           2,928                 3,544
        Accrued utility revenues.......................................           1,224                 1,275
        Fuel, materials and supplies...................................             143                   (69)
        Prepayments and other current assets...........................             556                 2,970
        Accounts payable...............................................           1,120                (3,214)
        Taxes accrued..................................................            (495)                1,073
        Interest accrued...............................................             (46)                 (505)
        Other current liabilities......................................            (835)                 (834)
      Other............................................................          (6,259)                  342
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          12,508                17,832
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (9,148)               (7,187)
    Investment in non-utility property.................................          (1,040)               (2,716)
                                                                       -----------------     -----------------
      Net cash used in investing activities............................         (10,188)               (9,903)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................           1,813                 2,626
    Short-term debt, net...............................................           5,300                10,200
    Cash dividends.....................................................          (6,117)               (5,550)
    Reduction in long-term debt........................................          (3,769)              (15,033)
                                                                       -----------------     -----------------
      Net cash used in financing activities............................          (2,773)               (7,757)
                                                                       -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents...............            (453)                  172

    Cash and cash equivalents at beginning of period...................             749                   160
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................            $296                  $332
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date:
       Interest (net of amounts capitalized)...........................          $3,787                $4,351
       Income taxes....................................................           1,849                 2,436

      The accompanying notes are an integral part of the consolidated financial statements.


                         GREEN MOUNTAIN POWER CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
Part 1 -- ITEM 1

1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At June 30, 1997 and 1996, the Company had recorded deferred revenues of $2.9 million and $2.6 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods.

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

                             Three Months Ended          Six Months Ended
                                   June 30                   June 30
                             1997          1996         1997          1996
                             ----          ----         ----          ----
                               (In Thousands)            (In Thousands)
Revenue  . . . . . . . . .  $2,498        $2,792       $6,036        $6,717
Expenses . . . . . . . . .   3,295         2,417        6,973         5,975
                            -------       ------       -------       ------
Net Income . . . . . . . .  $ (797)       $  375       $ (937)       $  742
                            =======       ======       =======       ======

2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:

                               Three Months Ended        Six Months Ended
                                   June 30                    June 30
                             1997            1996        1997         1996
                             ----            ----        ----         ----
                                               (In Thousands)
Vermont Yankee Nuclear Power Corporation
  Gross Revenue . . . . .  $44,383         $43,282     $84,804       $83,038
  Net Income Applicable
    to Common Stock . . .    1,748           1,702       3,523         3,300
  Company's Equity in
    Net Income  . . . . .      309             305         646           585



                              Three Months Ended         Six Months Ended
                                    June 30                  June 30
                             1997           1996         1997          1996
                             ----           ----         ----          ----
                                           (In Thousands)
Vermont Electric Power Company, Inc.
  Gross Revenue . . . . .  $12,700         $12,123     $25,136       $24,412
  Net Income
   Before Dividends  . .       280             365         709           663
  Company's Equity in
    Net Income (Includes
    preferred equity) . .       92             127         205           209


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


5.  1997 RETAIL RATE CASE
On June 16, 1997, the Company filed a request with the VPSB to increase retail rates by 16.7 percent and the target return on common equity from
11.25 percent to 13 percent. The increase is needed to cover higher power supply costs and the Company's rising cost of capital.


6.  SFAS 128
In March 1997, the Financial Standards Board issued a new accounting standard, Statement of Financial Accounting Standards (SFAS) 128, Earnings per Share. SFAS 128, effective for financial statements issued for annual periods ending after December 15, 1997, replaces the definition of primary earnings per share, calculated in accordance with the provisions of APB 15, with a new calculation, basic earnings per share. Management believes that the implementation of SFAS 128 will not have a material impact on the Company's financial position or results of operations.


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



                       GREEN MOUNTAIN POWER CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              JUNE 30, 1997

Part 1 -- ITEM 2

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

RESULTS OF OPERATIONS

EARNINGS SUMMARY
Earnings per share of common stock in the second quarter of 1997 were $0.17, the same per share earnings as in same period of 1996. The Company's improved operating performance in the second quarter of 1997 was offset by a loss experienced by Green Mountain Resources, Inc.
(GMRI), the Company's wholly-owned subsidiary that has been developing a national retail energy marketing strategy designed to focus on retail markets that are opened to competition. GMRI has participated in various pilot programs providing retail customer choice in the purchase of electricity and natural gas. (See "Other Income" and "Recent Developments" below.)

For the six months ended June 30, 1997 and 1996, earnings per share of common stock were $0.75 and $0.96, respectively.

OPERATING REVENUES AND MWH SALES
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:

                             Three Months Ended           Six Months Ended
                                   June 30                    June 30
                             1997           1996         1997          1996
                             ----           ----         ----          ----
Operating Revenues
 (In thousands)
   Retail . . . . . .    $  37,373      $  35,026    $  79,051     $  76,128
   Sales for Resale .        4,619          4,768        9,384        11,238
   Other  . . . . . .          690            672        1,451         1,515
                         ---------      ---------    ---------     ---------
    Total Operating
     Revenues . . . .    $  42,682      $  40,466    $  89,886     $  88,881
                         =========      =========    =========     =========


MWh Sales
   Retail . . . . . .      422,457        403,046      899,069       888,137
   Sales for Resale .      157,645        164,545      318,581       403,832
                           -------        -------    ---------     ---------
    Total MWh Sales .      580,102        567,591    1,217,650     1,291,969
                           =======        =======    =========     =========
Average Number of Customers
   Residential  . . .       70,581         70,062       70,572        70,087
   Commercial &
    Industrial  . . .       12,000         11,834       11,978        11,817
   Other  . . . . . . .         75             78           75            76
                            ------         ------       ------        ------
    Total Customers . .     82,656         81,974       82,625        81,980
                            ======         ======       ======        ======

Total operating revenues in the second quarter of 1997 increased 5.5 percent over the same period in 1996. Retail revenues increased 6.7 percent in the second quarter of 1997 over the same period in 1996 primarily due to a 5.8 percent increase in sales of electricity to the Company's commercial and industrial customers resulting from an increase in usage by IBM and modest overall customer growth and a 5.25 percent retail rate increase that went into effect in June 1996. Wholesale revenues decreased 3.1 percent in the second quarter of 1997 compared to the same period in 1996 primarily due to a reduction in off-system sales.

For the six months ended June 30, 1997, total operating revenues increased 1.1 percent over the same period in 1996. Retail revenues increased 3.8 percent over the same period in 1996. An increase in retail revenues resulting from a 5.25 retail rate increase that went into effect in June 1996 and an increase in sales of electricity to IBM was partially offset by a reduction in sales of electricity to the Company's residential customers caused by winter temperatures in the first quarter of 1997 that were substantially warmer than normal. Wholesale revenues decreased 16.5 percent over the same period in 1996 primarily due to a reduction in low-margin, off-system sales, which had a minimal impact on earnings.

On June 16, 1997, the Company filed a request with the Vermont Public Service Board (VPSB) to increase retail rates by 16.7 percent and the target return on common equity from 11.25 percent to 13 percent. The increase is needed to cover higher power supply costs and the Company's rising cost of capital. The Vermont Senate in April 1997 passed legislation that would have provided for the restructuring of the electric utility industry in Vermont. (See "Competition and Restructuring" below.) The Company objected to the provisions in this legislation relating to committed power supply cost recovery. This legislation was not acted upon by the Vermont House of Representatives, which has begun hearings on restructuring this summer. The uncertainties associated with the current rate case and restructuring legislation have adversely affected the Company's ability to raise money. The Company's near-term financial performance depends in large measure on the Company's success in recovering the above-described costs in its pending rate case (or on its ability to reduce such costs in the future) and on the enactment of reasonable restructuring legislation in Vermont.


OPERATING EXPENSES
Power supply expenses increased 2.5 percent in the second quarter of 1997 over the same period in 1996 primarily due to an increase in Company-owned generation expense resulting from the increased usage of a Company-owned plant necessitated by the outage of certain nuclear power plants in the region and an increase in Vermont Yankee costs related to engineering studies undertaken to assure compliance with Nuclear Regulatory Commission requirements. These increases were partially offset by a reduction in the cost of power purchased from others reflecting the recognition in the second quarter of $2.4 million, consistent with allowed ratemaking treatment, related to a payment to be received under a Memorandum of Understanding entered into with Hydro-Quebec in November 1996. The Memorandum of Understanding provides for a payment to the Company of $8.0 million in 1997 for Hydro-Quebec's right to elect, on or before September 1, 1997, one of two options to purchase power from the Company in the future. The remaining $4.8 million will be recognized in income over the remaining six months of 1997. (See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-Power Supply Expenses" and Note K to the Company's Consolidated Financial Statements contained therein for a more complete discussion of this Memorandum of Understanding.)

Power supply expenses were virtually unchanged for the six months ended June 30, 1997 compared to the same period in 1996. An increase in power supply expenses from Vermont Yankee and higher Company-owned generation costs were almost entirely offset by a reduction in power purchased from others for the same reasons discussed above.

Other operating expenses decreased 15.5 percent in the second quarter of 1997 compared to the same period in 1996 primarily due to an increase in work performed on behalf of GMRI, effectively reducing payroll expenses for the Company. Other operating expenses decreased 14.6 percent for the six months ended June 30, 1997 compared to the same period in 1996 primarily due to the reason set forth above. (See "Other Income" below.)

Transmission expenses increased 15.5 percent in the second quarter of 1997 over the same period in 1996 primarily due to higher tariff rates under an interconnection agreement between Central Vermont Public Service Corporation (CVPS) and the Company and an increase in other tariff rates. Transmission expenses increased 14.3 percent for the six months ended June 30, 1997 over the same period in 1996 primarily due to higher tariff rates under an interconnection agreement between CVPS and the Company.

Maintenance expenses decreased 9.8 percent in the second quarter of 1997 compared to the same period in 1996 primarily due to a decrease in scheduled maintenance activity related to the Company's investment in the Stony Brook plant. Maintenance expenses decreased 5.3 percent for the six months ended June 30, 1997 compared to the same period in 1996 for the same reason.

Depreciation and amortization expense increased 2.6 percent in the second quarter of 1997 over the same period in 1996 primarily due to depreciation associated with additional investment in the Company's utility plant. Depreciation and amortization expenses increased 5.9 percent for the six months ended June 30, 1997 compared to the same period in 1996 primarily due to depreciation associated with additional investment in the Company's utility plant and the amortization of expenditures related to energy conservation programs and the Pine Street Marsh environmental matter.

Taxes other than income taxes increased 5.1 percent in the second quarter of 1997 over the same period in 1996 primarily due to an increase in municipal property taxes. Taxes other than income taxes increased 6.5 percent for the six months ended June 30, 1997 compared to the same period in 1996 for the same reason. In June 1997, Governor Howard Dean signed legislation that changed the method of municipal property taxation in Vermont. The legislation has resulted in a statewide uniform property tax rate but provides localities the flexibility to levy local taxes. Currently, Vermont municipalities are evaluating the impact of this legislation on future tax assessments.
The Company is unable to predict at this time whether this legislation will have a material impact on the Company's operations.


INCOME TAXES
Income taxes were higher in the second quarter of 1997 compared to the same period in 1996 primarily due to an increase in taxable income for the Company's core operations. Income taxes were higher for the six months ended June 30, 1997 compared to the same period in 1996 for the same reason. In June 1997, the Vermont corporate income tax rate increased from 8.25 percent to 9.75 percent, retroactive to January 1, 1997, as part of a broad package of tax legislation related to statewide property tax and education finance reform. As a result of this increase, the Company will pay approximately $726,000 in additional income taxes based on the deferred tax assets and liabilities as of June 30, 1997. Management expects to seek and receive ratemaking treatment in order to collect these amounts from ratepayers in future periods.


OTHER INCOME
Other income decreased 96.9 percent in the second quarter of 1997 compared to the same period in 1996 primarily due to the recognition of a $1.3 million loss, or $0.26 per share, incurred by GMRI, the Company's wholly-owned subsidiary through which the Company participates in the retail energy business. The loss primarily represents expenses incurred by GMRI in the development of the retail energy business to be conducted by Green Mountain Energy Resources L.L.C. ("GMER"), a Delaware limited liability company in which GMRI was the sole member. GMER was formed to participate in the retail marketing of electricity and natural gas in states that are opening their markets to competition in 1998 and thereafter, including California where retail competition is scheduled to begin on January 1, 1998. In order to obtain needed capital for this venture, on August 6, 1997, GMRI entered into an agreement with Green Funding I, L.L.C., an affiliate of the Sam Wyly Family, which acquired a 67 percent membership interest in GMER. A substantial portion of additional development costs incurred in the second and third quarters of 1997 will be recovered in payments from GMER pursuant to the terms of that transaction. (See "Recent Developments" section in the Management's Discussion and Analysis of Financial Condition and Results of Operations for more details concerning the said transaction.) GMRI's loss was partially offset by an increase in the allowance for equity funds used during construction resulting from higher average construction work in progress balances during the period and an increase in interest income resulting from the accrual of interest related to the $8.0 million payment due from Hydro-Quebec later this year (See the discussion in "Operating Expenses" above). Other income decreased 51.3 percent for the six months ended June 30, 1997 compared to the same period in 1996 primarily due to a $1.6 million loss, or $0.32 per share, experienced by GMRI. This decrease was partially offset by an increase in the allowance for equity funds used during construction and an increase in interest income for the same reasons discussed above.


INTEREST CHARGES
Interest charges decreased 1.7 percent in the second quarter of 1997 compared to the same period in 1996 primarily due to a reduction in interest charges related to a lower amount of short-term debt outstanding during the period. This decrease was offset to a large extent by an increase in long-term interest charges related to the sale of $10 million and $4 million of the Company's first mortgage bonds in November and December 1996, respectively. Interest charges decreased 3.2 percent for the six months ended June 30, 1997 compared to the same period in 1996 for the same reasons.


LIQUIDITY AND CAPITAL RESOURCES

Dividends on preferred stock increased 97.4 percent in the second quarter of 1997 over the same period in 1996 due to the issuance in October 1996 of $12 million of the Company's 7.32 percent Class E, Series 1, preferred stock. Dividends on preferred stock increased 97.4 percent for the six months ended June 30, 1997 compared to the same period in 1996 for the same reason.

For the six months ended June 30, 1997, construction and conservation expenditures totaled $9.4 million. Such expenditures in 1997 are expected to be approximately $24.9 million, principally for expansion and improvements of the Company's transmission and distribution plant, for the Company's wind turbine generation project, for conservation measures, and for management information systems.

At June 30, 1997, the Company had lines of credit with five banks totaling $30.0 million, with borrowings outstanding of $6.3 million. Borrowings under these lines of credit are at interest rates based on various market rates and are generally less than the prime rate. The Company has fee arrangements on its lines of credit ranging from 1/8 to 1/4 percent and no compensating balance requirements. These lines of credit are subject to periodic review and renewal during the year by the various banks. Effective August 12, 1997, the Company entered into a revolving credit agreement in the amount of $45 million with three banks, which will replace a portion of its existing lines of credit.

Dividend Policy -- The Company's current dividend policy is based on the continued validity of three assumptions: The ability to achieve earnings growth, the receipt of an allowed rate of return that accurately reflects the Company's cost of capital, and the retention of its exclusive franchise. As discussed under "Competition and Restructuring," there is a movement in Vermont to restructure the electric utility industry in order to permit competition in the generation and retail sale of electricity. Such restructuring would, among other things, lead to a loss of the Company's current exclusive franchise for selling electricity at retail, even though the Company would retain its exclusive franchise to provide distribution service. Also, a business operating in a competitive environment, including any unregulated activities by the Company, would by its nature engender a different type of earnings growth and volatility than is found in a regulated entity. The uncertainty concerning the Company's pending rate increase application and the implementation of restructuring in Vermont and its impact on the Company has resulted in an increase in the Company's capital costs due to the marketplace's perception of the risk associated with the Company's business. Should restructuring be approved in Vermont or any of the other conditions identified above no longer obtain, it is likely that the Company will reconsider its dividend policy and make appropriate changes so that anticipated payout levels are more commensurate with the risk of any new business activities to be undertaken and consistent with the capital needs of its businesses.


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

Regulatory and legislative authorities at the federal level and among states across the country, including Vermont, are considering how to facilitate competition for electricity sales at the wholesale and retail levels. For a discussion of restructuring proceedings in Vermont, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Outlook".

In response to a Vermont Department of Public Service (the Department) petition, the VPSB opened a proceeding on utility industry restructuring by order dated October 17, 1995. On December 29, 1995, the Company released its proposed restructuring plan, calling for corporate separation into a regulated company for transmission and distribution functions and an unregulated company for generation and sales functions.

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

In early April 1997, the Vermont Senate passed Senate Bill No. 62 (S.
62), an electric utility restructuring bill, which requires passage by the Vermont House of Representatives and signature by the Governor before becoming law. This bill is not based on the MOU and was opposed by the Company and other utilities in Vermont in the legislative session that ended in June 1997. S.62 establishes several goals, including the conflicting objectives that stranded costs be shared equally between utilities and customers and that the continuing financial integrity of the utility be preserved. Under S. 62, full retail competition in Vermont would have started in October 1998 and the VPSB was given considerable discretion to weigh various potentially conflicting objectives, including the two objectives set forth above, in deciding the extent to which and manner under which a utility can recover stranded costs. S. 62 also provides: (1) that utilities must either divest unregulated enterprises or "functionally separate" them from regulated business activities; (2) an incentive for the early closing and decommissioning of the Vermont Yankee nuclear power plant; (3) that any retail electricity provider in Vermont shall have "ownership" of sufficient tradable renewable energy credits as defined in S. 62; (4) that the VPSB may order performance-based regulation for distribution functions if it finds that departure from cost-of-service regulation is in the public interest; (5) for the provision of out placement service and severance pay for utility employees adversely affected by restructuring, with such costs shared equally by the utility and its customers; and (6) that if a utility has received some above-market cost recovery and then the utility is acquired, the VPSB is to determine how much, if at all, the value of the acquired company was enhanced by the recovery of above-market costs and thereafter determine how the enhanced value should be shared equitably between the acquired utility's shareholders and customers.

The Company has strenuously opposed the enactment of S.62 into law principally because its stranded cost sharing provisions would jeopardize the Company's financial viability. Under Statement of Financial Accounting Standards (SFAS) 71, Accounting for Certain Types of Regulation, the Company would then be required to write off a material amount of its regulatory assets, and the resulting losses would limit the Company's access to capital. In mid-April, 1997, the Vermont House of Representatives indicated through its Speaker that there was insufficient time in the legislative session (which ended in June 1997) to act upon a utility restructuring bill. S.62 was not considered by the Vermont House of Representatives in the last legislative session and, accordingly, has not been enacted. There is no assurance that any restructuring legislation will be enacted by the Vermont General Assembly in its next session that begins in January 1998 or, if legislation is enacted, that it will be consistent with the terms of the Final Order or the MOU. The Company has stated its position that if legislation is enacted that threatens the Company's financial integrity, it will pursue all remedies available to it under law.

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

The Company believes that the provisions of both the Final Order and MOU, if implemented, would meet the criteria for continuing application of SFAS 71 as to those costs for which recovery is permitted. S.62, however, would not meet the criteria for the continuing application of SFAS 71. Under SFAS 5, Accounting for Contingencies, the passage of S.62 or other restructuring legislation or order, would also require the Company to immediately estimate and record losses, on an undiscounted basis, for any discretionary above market power purchase contracts and other costs which are not probable of recovery from customers, to the extent that those costs are estimable. Because the Company is unable to predict what form enacted legislation will take, however, it cannot predict if or to what extent SFAS 71 will continue to be applicable in the future. Members of the staff of the Securities and Exchange Commission have raised questions concerning the continued applicability of SFAS 71 to certain other electric utilities facing restructuring. The Emerging Issues Task Force (EITF) reviewed accounting issues associated with electric utility restructuring. On May 22, 1997, the EITF indicated that write-offs of generation-related regulatory assets would not be required to the extent that such assets are being recovered via a non-bypassable charge arising from a levy on regulated products or services provided by the utility.

On July 24, 1997, the EITF indicated that utilities should immediately discontinue application of the SFAS 71 for those business segments which will become unregulated, if the utility has a final plan in place for transition to competition. To the extent that the discontinued segment has assets secured in arrangements defined in the May 1997, EITF statement, those assets would continue to be accounted for under SFAS 71.

The Company cannot predict whether restructuring legislation enacted by the Vermont General Assembly or any subsequent report or actions of, or proceedings before, the VPSB or Vermont General Assembly would have a material adverse effect on the Company's operations, financial condition or credit ratings. The Company's failure to recover a significant portion of its purchased power costs, or to retain and attract customers in a competitive environment, would have a material adverse effect on the Company's business, including its operating results, cash flows and ability to pay dividends at current levels.

RECENT DEVELOPMENTS
On August 6, 1997, the Company and the Sam Wyly Family announced that their affiliates will jointly own GMER, which will compete in the emerging consumer retail energy market starting in California where customers will begin choosing their electricity supplier as early as November 1997. GMER intends to create a retail brand of electricity and natural gas that will be sold to consumers who care about the environment in competitive markets across the nation. An affiliate of the Sam Wyly Family, Green Funding I, L. L. C. (the "Investor") has entered into an Operating Agreement with GMRI governing the ownership of GMER. Pursuant to the terms of the Operating Agreement, the Investor has agreed to invest up to $30 million in GMER in exchange for an equity interest of 67 percent while GMRI has contributed certain assets and business development concepts in exchange for an equity interest of 33 percent in GMER. These ownership interests may be reduced to 55.47 percent and 25.67 percent, respectively, if GMER warrants and options issued to GMER management and consultants are exercised. GMRI received payment of $4 million from GMER at the closing as reimbursement for certain development expenses incurred. Pursuant to the terms of the Operating Agreement, funds provided by the Investor will be used to pay future GMER development expenses and operating costs. GMRI is not obligated to fund future development costs, and the agreement provides that GMRI will not be allocated operating losses from GMER, thus limiting the Company's shareholders' future financial risk while preserving their opportunity to participate in the success of GMER. In addition, the Company and the Investor have agreed that neither the Company nor the Investor will compete against GMER in the retail energy business for a period of seven years.

Douglas G. Hyde, a director, President and Chief Executive Officer of the Company, has resigned those positions with the Company effective August 6, 1997 in order to become the President and Chief Executive Officer of GMER. Thomas C. Boucher, Vice President, Energy Resources and Planning; Kevin Hartley, Vice President, Marketing; Karen K. O'Neill, Vice President Organizational Development; and Peter H. Zamore, General Counsel of the Company have resigned those offices in order to join Mr. Hyde as members of the GMER management team.

The Company's Board of Directors has elected Christopher L. Dutton as President and Chief Executive Officer and a director of the Company effective August 6, 1997. Mr. Dutton has served as Chief Financial Officer of the Company since 1995. He joined the Company in 1984 and served as Vice President and General Counsel before being named Chief Financial Officer of the Company. In addition to Mr. Dutton, the members of the Company's senior management, and their current positions, are Richard B. Hieber, Vice President Operations and Engineering; Michael H. Lipson, Assistant General Counsel; Edwin M. Norse, Vice President, Financial Development; Stephen C. Terry, Vice President, Customer and Government Relations; and Jonathan H. Winer, President of the Company's subsidiary, Mountain Energy, Inc. Following this organizational change, the Company's total number of employees will be approximately 330.
The Company's Board of Directors unanimously supported Mr. Hyde's decision to become President of GMER which the Board of Directors believes will add significant long-term value to the Company and is the preferred vehicle for the Company's participation in the developing national retail energy market. Press releases issued by the Company concerning this transaction are filed herewith as Exhibits 99(a) and 99(b) and are incorporated by reference herein.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

	Not Applicable.


                        GREEN MOUNTAIN POWER CORPORATION
                                 June 30, 1997
                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
          See Notes 3, 4 and 5 of Notes to Consolidated Financial
          Statements

ITEM 2.  Changes in Securities
          NONE

ITEM 3.  Defaults Upon Senior Securities
          NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
          At the Annual Shareholders Meeting held May 15, 1997, shareholders elected the nominees listed below as Directors of the company. The voting results are set forth below. There were no other items brought before the meeting.

Election of Directors
     Shareholders elected the nominees for Director as follows:


                                                                Broker
                            Total Votes     Total Votes        Non-Votes
      Nominee                   FOR           AGAINST         Absentions
--------------------        -----------     -----------       ----------
Class II (term expires 2000)
  Merrill O. Burns              4,137,855       53,808            845,401
  Douglas G. Hyde               4,135,155       56,508            845,401
  Ruth W. Page                  4,118,663       73,000            845,401

Directors Continuing in Office
Class I (term expires 1999)
  William H. Bruett
  Richard I. Fricke
  Martin L. Johnson
  Thomas P. Salmon

Class III (term expires 1998)
  Nordahl L. Brue
  Lorraine E. Chickering
  John V. Cleary
  Euclid A. Irving


ITEM 5.  Other Information
          NONE

ITEM 6.  (a)  EXHIBITS
           	  27		Financial Data Schedule
           	  99(a)	Company Press Release dated 8/6/97
           	  99(b)	Company Press Release dated 8/6/97

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



                                GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  August 14, 1997               /s/ C. L. Dutton
                            C. L. Dutton, President, Chief
                            Financial Officer and Treasurer



Date:  August 14, 1997              /s/ R. J. Griffin
                            R. J. Griffin, Controller