Form 10-Q
period 1997-09-30
GREEN MOUNTAIN POWER CORP
filed 1997-11-13
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                         __________________________

                                  FORM 10-Q


   X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
            For the quarterly period ended September 30, 1997

                                      or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class - Common Stock                Outstanding September 30, 1997
    $3.33 1/3 Par Value                              5,150,647


                        GREEN MOUNTAIN POWER CORPORATION
                    Consolidated Comparative Balance Sheets
                                  (Unaudited)

Part 1 - Item 1


                                                                   September 30                December 31
                                                       -----------------------------------   ----------------
                                                             1997               1996               1996
                                                       ----------------   ----------------   ----------------
                                                                  (In thousands)             (In thousands)
ASSETS

Utility Plant
    Utility plant, at original cost....................       $260,165           $247,067           $248,135
    Less accumulated depreciation......................         87,065             81,050             81,286
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        173,100            166,017            166,849
    Property under capital lease.......................          9,006              9,778              9,006
    Construction work in progress......................         13,877             11,536             13,998
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        195,983            187,331            189,853
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity ...................         15,684             15,862             15,769
    Other investments..................................          5,408              4,760              4,865
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         21,092             20,622             20,634
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................            186                 71                238
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         15,567             13,326             17,733
    Accrued utility revenues ..........................          5,424              5,264              6,662
    Fuel, materials and supplies, at average cost......          3,544              3,474              3,621
    Prepayments........................................            786              1,257              2,206
    Other..............................................            841              1,405                441
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         26,348             24,797             30,901
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................         13,896             14,830             16,409
    Environmental proceedings costs....................          7,600              8,286              7,991
    Purchased power costs..............................         11,219              9,095              9,163
    Other..............................................         10,404             11,532              9,661
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         43,119             43,743             43,224
                                                       ----------------   ----------------   ----------------
Non-Utility
    Cash and cash equivalents..........................            442                348                511
    Other current assets...............................          7,768              3,242              3,979
    Property and equipment.............................         10,879             11,198             11,226
    Intangible assets..................................          2,161              2,631              2,555
    Equity investment in energy related businesses.....         13,642             13,957             12,494
    Other assets.......................................         12,503              7,698              9,162
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         47,395             39,074             39,927
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $333,937           $315,567           $324,539
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         5,166,503, 4,993,834 and 5,037,143)...........        $17,203            $16,646            $16,790
      Additional paid-in capital.......................         70,315             67,363             68,226
      Retained earnings................................         26,949             26,640             26,916
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        114,089            110,271            111,554
    Redeemable cumulative preferred stock..............         17,910              7,530             19,310
    Long-term debt, less current maturities............         93,200             80,900             94,900
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        225,199            198,701            225,764
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          9,006              9,778              9,006
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          1,700              3,034              3,034
    Short-term debt....................................         14,016             23,416              1,016
    Accounts payable, trade, and accrued liabilities...          4,046              2,956              6,140
    Accounts payable to associated companies...........          6,157              8,380              6,621
    Dividends declared.................................            354                160                381
    Customer deposits..................................            547                573                689
    Taxes accrued......................................            832              1,620                986
    Interest accrued...................................          2,066              1,817              1,382
    Other..............................................            824                312                788
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         30,542             42,268             21,037
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         27,581             24,869             26,726
    Unamortized investment tax credits.................          4,593              4,914              4,825
    Other..............................................         24,157             23,202             23,417
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         56,331             52,985             54,968
                                                       ----------------   ----------------   ----------------

Non-Utility
    Current liabilities................................          1,133                978              1,752
    Other liabilities..................................         11,726             10,857             12,012
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................         12,859             11,835             13,764
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $333,937           $315,567           $324,539
                                                       ================   ================   ================

      The accompanying notes are an integral part of the consolidated financial statements.




                         GREEN MOUNTAIN POWER CORPORATION
                   Consolidated Comparative Income Statements
                                  (Unaudited)

Part 1 - Item 1



                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30                         September 30
                                                              -------------------------------     -------------------------------
                                                                  1997               1996             1997               1996
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues............................................    $43,574            $44,423         $133,460           $133,304
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation.................      8,037              7,680           24,276             23,184
     Company-owned generation.................................      1,441                985            3,486              2,557
     Purchases from others....................................     13,246             15,020           45,974             48,898
  Other operating.............................................      4,323              4,313           12,565             13,959
  Transmission................................................      2,503              3,136            8,464              8,350
  Maintenance.................................................      1,143              1,106            3,402              3,492
  Depreciation and amortization...............................      4,015              4,179           12,407             12,102
  Taxes other than income.....................................      1,915              1,644            5,523              5,030
  Income taxes................................................      2,409              1,941            5,580              4,380
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     39,032             40,004          121,677            121,952
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      4,542              4,419           11,783             11,352
                                                              ------------       ------------     ------------       ------------

Other Income
  Equity in earnings of affiliates and non-utility operations.        449                823              579              2,603
  Allowance for equity funds used during construction.........         85                  2              479                 92
  Other income and deductions, net............................        202                 54              603                 82
                                                              ------------       ------------     ------------       ------------
    Total other income........................................        736                879            1,661              2,777
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      5,278              5,298           13,444             14,129
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,818              1,614            5,508              5,125
  Other.......................................................        208                324              369                776
  Allowance for borrowed funds used during construction.......       (119)              (114)            (348)              (335)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      1,907              1,824            5,529              5,566
                                                              ------------       ------------     ------------       ------------
Net Income....................................................      3,371              3,474            7,915              8,563

Dividends on preferred stock..................................        349                159            1,097                539
                                                              ------------       ------------     ------------       ------------
Net Income Applicable to Common Stock.........................     $3,022             $3,315           $6,818             $8,024
                                                              ============       ============     ============       ============

Common Stock Data
  Earnings per share..........................................      $0.59              $0.67            $1.34              $1.63

  Cash dividends declared per share...........................     $0.275              $0.53           $1.335              $1.59

  Weighted average shares outstanding.........................      5,138              4,959            5,093              4,910


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period.................................    $25,344            $25,950          $26,916            $26,412
Net Income....................................................      3,371              3,474            7,915              8,563
                                                              ------------       ------------     ------------       ------------
                                                                   28,715             29,424           34,831             34,975
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        349                159            1,097                539
               - common stock.................................      1,417              2,625            6,785              7,796
                                                              ------------       ------------     ------------       ------------
                                                                    1,766              2,784            7,882              8,335
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $26,949            $26,640          $26,949            $26,640
                                                              ============       ============     ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.


                        GREEN MOUNTAIN POWER CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

Part 1 - Item 1


                                                                                   Nine Months Ended
                                                                                     September 30
                                                                        ---------------------------------------
                                                                              1997                  1996
                                                                        -----------------     -----------------
                                                                                     (In thousands)

Operating Activities:
  Net Income............................................................          $7,915                $8,563
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization.....................................          12,407                12,102
      Dividends from associated companies less equity income............              85                   162
      Allowance for funds used during construction......................            (826)                 (427)
      Amortization of purchased power costs.............................          (2,969)                4,068
      Deferred income taxes.............................................           1,238                   (62)
      Deferred purchased power costs....................................             (44)               (5,761)
      Amortization of investment tax credits............................            (232)                 (193)
      Environmental proceedings costs, .................................            (869)               (1,420)
      Conservation expenditures.........................................          (1,482)               (2,049)
      Changes in:
        Accounts receivable.............................................           2,166                 4,755
        Accrued utility revenues........................................           1,238                 1,259
        Fuel, materials and supplies....................................              77                  (163)
        Prepayments and other current assets............................          (2,770)                  367
        Accounts payable................................................          (2,558)               (1,204)
        Taxes accrued...................................................            (154)                1,049
        Interest accrued................................................             685                   (29)
        Other current liabilities.......................................            (753)                 (523)
      Other.............................................................          (2,595)                 (819)
                                                                        -----------------     -----------------
    Net cash provided by operating activities...........................          10,559                19,675
                                                                        -----------------     -----------------

Investing Activities:
    Construction expenditures...........................................         (12,366)              (11,946)
    Investment in nonutility property...................................            (765)               (1,338)
                                                                        -----------------     -----------------
      Net cash used in investing activities.............................         (13,131)              (13,284)
                                                                        -----------------     -----------------
Financing Activities:
    Issuance of common stock............................................           2,502                 3,635
    Short-term debt, net................................................          13,000                15,000
    Cash dividends......................................................          (7,882)               (8,335)
    Reduction in preferred stock........................................          (1,400)               (1,400)
    Reduction in long-term debt.........................................          (3,769)              (15,033)
                                                                        -----------------     -----------------
      Net cash provided by (used in) financing activities...............           2,451                (6,133)
                                                                        -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents................            (121)                  258

    Cash and cash equivalents at beginning of period....................             749                   160
                                                                        -----------------     -----------------
Cash and Cash Equivalents at End of Period..............................            $628                  $418
                                                                        =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date for:
       Interest (net of amounts capitalized)............................          $5,019                $5,755
       Income taxes.....................................................           3,854                 3,534

      The accompanying notes are an integral part of the consolidated financial statements.


                       GREEN MOUNTAIN POWER CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

Part 1 -- ITEM 1
1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At September 30, 1997 and 1996, the Company had recorded deferred revenues of $380,000 and $550,000, respectively, in accordance with this policy. This deferred asset is recognized as an expense in subsequent interim periods.

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

                             Three Months Ended           Nine Months Ended
                                September 30                 September 30
                              -----------------           -----------------
                              1997         1996           1997         1996
                              ----         ----           ----         ----
                               (In Thousands)               (In Thousands)
Revenue  . . . . . . . .     $2,362       $2,595         $8,397       $9,311
Expenses . . . . . . . .      2,411        2,288          9,383        8,261
                            -------       ------         -------      ------
Net Income . . . . . . .    $  (49)       $  307         $ (986)      $1,050
                            =======       ======         =======      ======

2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:

Vermont Yankee Nuclear Power Corporation

                              Three Months Ended        Nine Months Ended
                                 September 30              September 30
                             --------------------        -----------------
                             1997           1996         1997         1996
                             ----           ----         ----         ----
                                             (In Thousands)
  Gross Revenue . . . . .  $41,967         $55,068     $126,771     $138,106
  Net Income Applicable
    to Common Stock . . .    1,721           1,735        5,244        5,035
  Company's Equity in
    Net Income  . . . . .      315             310          961          895



Vermont Electric Power Company, Inc.

                             Three Months Ended          Nine Months Ended
                                 September 30              September 30
                             -------------------         -----------------
                             1997           1996         1997          1996
                             ----           ----         ----          ----
                                              (In Thousands)
  Gross Revenue . . . . .  $12,702         $12,722     $37,838       $37,134
  Net Income
    Before Dividends  . .      267             304         976           955
  Company's Equity in
    Net Income (Includes
    preferred equity) . .       75              86         280           295


3.  ENVIRONMENTAL MATTERS

Public concern for the environment has resulted in increased government regulation of the licensing and operation of electric generation, transmission and distribution facilities. The electric industry typically uses or generates a range of potentially hazardous products in its operations. The Company must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. The Company maintains an environmental compliance and monitoring program that includes employee training, regular inspection of Company facilities, research and development projects, waste handling and spill prevention procedures and other activities. Subject to developments concerning the Pine Street Barge Canal Site described below, the Company believes that it is in substantial compliance with such requirements, and no material complaints concerning compliance by the Company with present environmental protection regulations are outstanding.

The Federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. The Company has been notified by the Environmental Protection Agency (EPA) that it is one of several potentially responsible parties (PRPs) for cleanup of the Pine Street Barge Canal Site in Burlington, Vermont, where coal tar and other industrial materials were deposited. From the late 19th century until 1967, gas was manufactured at the Pine Street Barge Canal Site by a number of enterprises, including the Company. In 1990, the Company was one of the 14 parties that agreed to pay a total of $945,000 of the EPA's past response costs under a Consent Decree.
The Company remains a PRP for other past, ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $47 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and its cost. The cost of any future cleanup plan, the magnitude of unresolved EPA cost recovery claims, and the Company's share of such costs are uncertain at this time.

Since 1994, the EPA has established a coordinating council, with representatives of the PRPs, environmental and community groups, the City of Burlington and the State of Vermont presided over by a neutral facilitator. The council has determined, by consensus, what additional studies were appropriate for the site, and is addressing the question of additional response activities. The EPA, the State of Vermont and other parties have entered into two consent orders for completion of appropriate studies. Work is continuing under the second of those orders. Most recently, on September 23, 1997, the council reached tentative agreement on a key component of the proposed remedy for the Pine Street site, namely, placement of an underwater sand/silt cap on areas of the canal and wetland sediments, combined with long-term monitoring to ensure effectiveness of the cap and to ensure that groundwater does not reach Lake Champlain, adjacent to the site. The EPA has estimated the costs of this remedy at between $6 and $10 million. In addition, the council is exploring supplemental projects in and around the site and Burlington as part of a larger plan to improve environmental conditions in the vicinity.

On December 1, 1994, the Company and two other PRPs, New England Electric System (NEES) and Vermont Gas Systems (VGS), entered into a confidential agreement with the State of Vermont, the City of Burlington and nearly all other landowner PRPs under which, subject to certain qualifications, the liability of those landowner PRPs for future Superfund response costs would be limited and specified. On December 1, 1994, the Company entered into a confidential agreement with VGS compromising contribution and cost recovery claims of each party and contractual indemnity claims of the Company arising from the 1964 sale of the manufactured gas plant to VGS. In March 1996, the Company and NEES entered into a confidential agreement compromising past and future contribution and cost recovery claims of both parties relating to response costs. The Company understands that the EPA has incurred substantial unrecovered response sums at the site which the company believes may exceed $8.0 million. The Company has not yet received a formal demand for these costs.

In December 1991, the Company brought suit against eight previous insurers seeking recovery of unrecovered past costs, cost of defense and indemnity against future liabilities associated with environmental problems at the site. Discovery in the case, which was previously subject to a stay, is largely complete. A trial in this litigation is scheduled for late 1997. The Company has reached confidential final settlements with two of the defendants in this litigation, is in discussions with several other defendants which may lead to settlement, and has obtained summary judgment declaring one insurer's duty to defend.

The Company has deferred amounts received from third parties, under confidential settlements, pending resolution of the Company's ultimate liability with respect to the site and rate recognition of that liability. Although the cost of the council's tentative remediation plan, described above, is not expected to approach EPA's earlier estimate of remediation costs for its original clean-up plan, the Company is unable to predict at this time the magnitude of any liability resulting from potential claims for the costs to investigate and remediate the site, or the likely disposition or magnitude of claims the Company may have against others, including its insurers, except to the extent described above.

Through rate cases filed in 1991, 1993, 1994 and 1995, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Barge Canal Site. Specifically, the Company proposed rate recognition of its unrecovered expenditures incurred between January 1, 1991 and June 30, 1995 (in the total of approximately $8.7 million) for technical consultants and legal assistance in connection with the EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for Pine Street Marsh related costs, the Company and the Vermont Department of Public Service (the Department) reached agreements in these cases that the full amount of Pine Street Marsh costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB in those proceedings reflected the Pine Street Marsh related expenditures referred to above. The Company has proposed in a rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures.

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

4.  1995 Retail Rate Case
In September 1995, the Company filed a 12.7 percent retail rate increase to cover higher power supply costs, to support additional investment in plant and equipment, to fund expenses associated with the Pine Street Barge Canal Site, and to cover higher costs of capital. Early in 1996, the Company settled this rate case with the Department and other parties.

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

5.  1997 Retail Rate Case
On June 16, 1997, the Company filed a request with the VPSB to increase retail rates by 16.7 percent and the target return on common equity from
11.25 percent to 13 percent. The retail rate increase is needed to cover higher power supply costs and the Company's rising cost of capital. (See Management's Discussion and Analysis of Financial
Condition and Results of Operations - Recent Developments.)

6.  SFAS 128
In March 1997, the Financial Accounting Standards Board issued a new accounting standard, Statement of Financial Accounting Standards (SFAS) 128, Earnings per Share. SFAS 128, effective for financial statements issued for annual periods ending after December 15, 1997, replaces the definition of primary earnings per share, calculated in accordance with the provisions of APB 15, with a new calculation, basic earnings per share. Management believes that the implementation of SFAS 128 will not have a material impact on the Company's financial position or results of operations.

7.  COMPETITION AND RESTRUCTURING
For information regarding competition and restructuring, see
Management's Discussion and Analysis of Financial Condition and Results of Operations-Competition and Restructuring.

8.  RECLASSIFICATION
Certain line items on the prior year's financial statement have been reclassified for consistent presentation with the current year.

            The Consolidated Financial Statements are unaudited and, in the opinion of the Company, reflect the adjustments necessary to a fair statement of the results of the interim periods. All such adjustments, except as specifically noted in the Consolidated Financial Statements, are of a normal, recurring nature.


                      GREEN MOUNTAIN POWER CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                             SEPTEMBER 30, 1997

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

RESULTS OF OPERATIONS
Earnings Summary
Earnings per share of common stock in the third quarter of 1997 were $0.59 compared to $0.67 per share in the third quarter of 1996. Earnings for electric operations were $0.60 per share in the third quarter of 1997, $0.01 per share lower than the same period in 1996. Earnings for unregulated operations were $0.07 per share lower than the same quarter of 1996.

Earnings for electric operations were lower because of higher power supply costs caused primarily by nuclear plant outages in New England. Earnings were further reduced by dividends associated with the issuance of additional preferred stock in October 1996 and higher taxes. These decreases were substantially offset by the recognition in earnings pursuant to an accounting order of the Vermont Public Service Board
(VPSB) of $2.4 million related to an $8 million payment expected to be received under a Memorandum of Understanding entered into with Hydro-Quebec.

Earnings for unregulated operations were lower primarily due to lower earnings by two of the Company's wholly-owned subsidiaries. Mountain Energy, Inc., the Company's subsidiary that invests in energy generation and efficiency projects, earned $250,000 less in the third quarter of 1997 than during the same period of 1996 due to an anticipated decline in rates for power sold by one of its wind facilities in California. Green Mountain Resources Inc.'s (GMRI) loss in the third quarter of 1997 was $130,000 greater than during the same period of 1996 due to the development costs of its investment in Green Mountain Energy Resources L.L.C. (GMER) the retail energy company in which the Company sold a majority interest to the Sam Wyly Family during the third quarter of 1997.



Operating Revenues and MWh Sales
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:


                           Three Months Ended          Nine Months Ended
                               September 30                September 30
                           -------------------        -------------------
                            1997         1996           1997          1996
                            ----         ----           ----          ----
Operating Revenues
 (In thousands)
   Retail . . . . . .    $  38,679    $  38,239      $ 117,729     $ 114,367
   Sales for Resale .        4,335        5,025         13,719        16,262
   Other  . . . . . .          560        1,159          2,012         2,675
                         ---------    ---------      ---------     ---------
    Total Operating
     Revenues . . . .    $  43,574    $  44,423      $ 133,460     $ 133,304
                         =========    =========      =========     =========

MWh Sales
   Retail . . . . . .      438,240      431,630      1,337,309     1,319,767
   Sales for Resale .      142,339      158,846        460,920       562,677
                           -------     --------      ---------     ---------
    Total MWh Sales .      580,579      590,476      1,798,229     1,882,444
                           =======     ========      =========     =========
Average Number of Customers
   Residential  . . .       70,692       70,226         70,612        70,133
   Commercial &
    Industrial  . . .       12,018       11,872         11,991        11,835
   Other  . . . . . . .         75           77             76            76
                            ------       ------         ------        ------
    Total Customers . .     82,785       82,175         82,679        82,044
                            ======       ======         ======        ======


Total operating revenues in the third quarter of 1997 decreased 1.9 percent compared to the same period in 1996. Retail revenues increased
1.2 percent in the third quarter of 1997 over the same period in 1996 primarily due to a 2.2 percent increase in sales of electricity to the Company's commercial and industrial customers resulting from modest customer growth. Wholesale revenues decreased 13.7 percent in the third quarter of 1997 compared to the same period in 1996 primarily due to a reduction in low-margin, off-system sales, which had a minimal impact on earnings. Other operating revenues decreased 51.7 percent in the third quarter of 1997 compared to the same period in 1996 primarily due to a one-time adjustment in 1996 to account for higher tariff charges under an interconnection agreement between Central Vermont Public Service Corporation (CVPS) and the Company. This decrease was offset to a large extent by a decrease in transmission expenses related to the same one-time adjustment.

For the nine months ended September 30, 1997, total operating revenues were virtually unchanged compared to the same period in 1996. Retail revenues increased 2.9 percent over the same period in 1996 due primarily to a 5.25 percent retail rate increase that went into effect in June 1996 and an increase in sales to IBM. This increase in retail sales was partially offset by a reduction in sales of electricity to the Company's residential customers caused by winter temperatures in the first quarter of 1997 that were substantially warmer than normal. Wholesale revenues decreased 15.7 percent compared to the same period in 1996 primarily due to a reduction in low-margin, off-system sales, which had a minimal impact on earnings. Other operating revenues decreased
24.8 percent compared to the same period in 1996 primarily due to a one-time adjustment in 1996 resulting from higher tariff charges under an interconnection agreement between CVPS and the Company. This decrease was offset to a large extent by a decrease in transmission expenses related to the same one-time adjustment.

Operating Expenses
Power supply expenses decreased 4.1 percent in the third quarter of 1997 compared to the same period in 1996 primarily due to a reduction in the cost of power purchased from others reflecting the recognition in the third quarter of 1997 of $2.4 million, consistent with allowed ratemaking treatment under a VPSB accounting order related to a payment of $8 million expected to be received under a Memorandum of Understanding entered into with Hydro-Quebec in 1996. (The remaining $2.4 million is expected to be recognized in income in the fourth quarter of 1997.) This decrease was partially offset by an increase in Company-owned generation expense resulting from the increased usage of a Company-owned plant necessitated by the outage of certain nuclear power plants in the region and an increase in power supply expenses from Vermont Yankee.

Power supply expenses decreased 1.2 percent for the nine months ended September 30, 1997 compared to the same period in 1996 due to recognition of $5.6 million to date under the said Memorandum of Understanding entered into with Hydro-Quebec.

Transmission expenses decreased 20.2 percent in the third quarter of 1997 compared to the same period in 1996 primarily due to higher tariff charges under an interconnection agreement between CVPS and the Company in 1996 resulting in a one-time adjustment. This decrease was offset to a large extent by a decrease in other operating revenues related to the same one-time adjustment. Transmission expenses increased 1.4 percent for the nine months ended September 30, 1997 over the same period in 1996 primarily due to higher tariffs under a new operating agreement with New England Power Company.

Other operating expenses were virtually unchanged in the third quarter of 1997 compared to the same period in 1996. Other operating expenses decreased 10.0 percent for the nine months ended September 30, 1997 compared to the same period in 1996 primarily due to an increase in work performed on behalf of GMRI, effectively reducing payroll expenses for the Company. Additionally, the organizational changes attributable to the creation of GMER resulted in fewer employees for the Company causing a reduction in payroll expenses.

Depreciation and amortization expenses decreased 3.9 percent in the third quarter of 1997 compared to the same period in 1996 as some of the Company's older demand side management programs have become fully amortized resulting in lower amortization expenses in 1997. Depreciation and amortization expenses increased 2.5 percent for the nine months ended September 30, 1997 over the same period in 1996 primarily due to depreciation associated with additional investment in the Company's utility plant.

Taxes other than income taxes increased 16.5 percent in the third quarter of 1997 over the same period in 1996 primarily due to higher municipal property taxes associated with the newly constructed wind generating facility in Searsburg, Vermont that went into commercial operation in June 1997. Taxes other than income taxes increased 9.8 percent for the nine months ended September 30, 1997 over the same period in 1996 for the same reason. In June 1997, the Governor signed legislation that changed the method of municipal property taxation in Vermont. The legislation has resulted in a statewide uniform property tax rate but provides localities the flexibility to levy local taxes. Currently, Vermont municipalities are evaluating the impact of this legislation on future tax assessments. The Company is unable to predict at this time whether this legislation will have a material impact on the Company's operations.

Income Taxes
Income taxes were higher in the third quarter of 1997 compared to the same period in 1996 primarily due to an increase in taxable income for the Company's core operations. Income taxes were higher for the nine months ended September 30, 1997 compared to the same period in 1996 for the same reason. In June 1997, the Vermont corporate income tax rate increased from 8.25 percent to 9.75 percent, retroactive to January 1, 1997, as part of a broad package of tax legislation related to statewide property tax and education finance reform. As a result of this increase, the Company will pay approximately $732,000 in additional income taxes in future periods based on the deferred tax assets and liabilities as of September 30, 1997. Management expects to seek and receive ratemaking treatment in order to collect these amounts from ratepayers.

Other Income
Other income decreased 16.3 percent in the third quarter of 1997 compared to the same period in 1996 primarily due to a $250,000 decrease in earnings experienced by Mountain Energy, Inc., the Company's wholly-owned subsidiary that invests in energy generation and efficiency projects and a loss of $130,000 greater than during the same period of 1996 due to development costs associated with the investment by the Company's subsidiary, GMRI, in GMER, the retail energy company in which the Company sold a majority interest to the Sam Wyly Family during the third quarter of 1997. These decreases were partially offset by an increase in interest income resulting from the accrual of interest related to an $8.0 million payment expected to be received from Hydro-Quebec later this year (See the discussion in "Operating Expenses" above) and an increase in the allowance for equity funds used during construction resulting from higher average construction work in progress balances during the period. Other income decreased 40.2 percent for the nine months ended September 30, 1997 primarily due to a loss that was $1.6 million greater than the loss experienced in 1996 by GMRI resulting from the development costs associated with its investment in GMER discussed above. Additionally, a $416,000 decrease in earnings experienced by Mountain Energy, Inc. was due to an anticipated decline in rates for power sold by one of its wind facilities in California. These decreases were partially offset by an increase in the allowance for equity funds used during construction and an increase in interest income resulting for the same reasons discussed above.

Interest Charges
Interest charges increased 4.5 percent in the third quarter of 1997 over the same period in 1996 primarily due to an increase in long-term interest charges related to the sale of $10 million and $4 million of the Company's first mortgage bonds in November and December 1996, respectively. This increase was partially offset by a decrease in interest charges related to a lower amount of short-term debt outstanding during the period. Interest charges decreased 0.7 percent for the nine months ended September 30, 1997 compared to the same period in 1996 primarily due to a reduction in interest charges related to a lower amount of short-term debt outstanding during the period. This decrease was offset to a large extent by an increase in long-term interest charges related to the sale of $10 million and $4 million of the Company's first mortgage bonds in November and December 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Dividends on preferred stock increased 118.7 percent in the third quarter of 1997 over the same period in 1996 due to the issuance in October 1996 of $12 million of the Company's 7.32 percent Class E, Series 1, preferred stock. Dividends on preferred stock increased 103.7 percent for the nine months ended September 30, 1997 over the same period in 1996 for the same reason.

For the nine months ended September 30, 1997, construction and conservation expenditures totaled $17.0 million. Such expenditures in 1997 are expected to be approximately $24.6 million, principally for expansion and improvements of the Company's transmission and distribution plant, for the Company's wind turbine generation project, for conservation measures, and for management information systems.

At September 30, 1997, the Company had lines of credit with two banks totaling $8.0 million, with borrowings outstanding of $3.6 million. Borrowings under these lines of credit are at interest rates based on various market rates and are generally less than the prime rate. The Company has fee arrangements on its lines of credit ranging from 0 to 1/8 percent and no compensating balance requirements. These lines of credit are subject to periodic review and renewal during the year by the various banks. On August 12, 1997, the Company entered into a revolving credit agreement in the amount of $45 million with three banks, which replaces a portion of its lines of credit. The agreement is subject in part to regulatory approval, which the Company expects to receive. At September 30, 1997, borrowings outstanding under this revolving credit agreement were $10.4 million.

Dividend Policy - On September 17, 1997, the Company's Board of
Directors announced a reduction in the quarterly dividend from $0.53 per share to $0.275 per share on the Company's common stock.

Historically, the Company has based its dividend policy on the continued validity of three assumptions: The ability to achieve earnings growth, the receipt of an allowed rate of return that accurately reflects the Company's cost of capital, and the retention of its exclusive franchise.

In light of this dividend policy, the lack of earnings growth over the last four years and the likelihood of lower earnings in 1997 and 1998 caused the Board to conclude that a reduction was necessary.

The Company's common stock dividend payout has ranged from 94 to 96 percent of earnings over the past four years. The Company's revised dividend policy, which incorporates a target payout ratio of 60 to 70 percent, reflects the greater risks facing the Company as a result of the changing environment for the electric utility industry. This policy establishes a target payout that is in line with industry trends and is comparable to that of other similar companies in the utility industry. The resulting higher level of retained earnings will enhance the Company's ability to pursue growth opportunities.

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

Electric utilities historically have had exclusive franchises for the retail sale of electricity in specified service territories. As a result, competition for retail customers has been limited to: (i) competition with alternative fuel suppliers, primarily for heating and cooling; (ii) competition with customer-owned generation; and (iii) direct competition among electric utilities to attract major new facilities to their service territories. These competitive pressures have led the Company and other utilities to offer, from time to time, special discounts or service packages to certain large customers.

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

On October 16, 1996, the VPSB issued a Draft Report and Order which proposed the commencement of competitive retail sales of electricity in early 1998, while distribution and transmission functions would remain subject to regulation. The Company and other parties responded to the Draft Report and Order in November 1996, and the VPSB issued its Final Report on December 31, 1996.

The Final Report requires that Vermont investor-owned utilities divide their competitive retail and regulated distribution and transmission functions into separate corporate subsidiaries in order to achieve a functional separation of regulated and unregulated businesses, and provides for competition for all customer classes to be completed by the end of 1998. In view of this change in structure as well as the unknown relative level of competition each corporation may face, the Company cannot predict the future cost or availability of capital for the new subsidiary corporations. Furthermore, most of the assets of the Company are encumbered by a lien of the Company's First Mortgage Indenture. The Company cannot predict with certainty at this time the cost and feasibility of obtaining approval from the existing bondholders, to the extent that it is determined that such approvals are necessary, in order to achieve functional separation.

The Final Report proposes an approach that takes into account multiple factors that the VPSB believes will "create the opportunity for full recovery of stranded costs provided they are legitimate, verifiable, otherwise recoverable, prudently incurred and non-mitigable," but the Final Report also states the VPSB's belief that "an opportunity for full recovery must be explicitly tied to successful mitigation." The Final Report further provides that, where a utility has successfully mitigated its stranded costs, the opportunity should exist for substantial or full recovery of stranded costs when the magnitude of the post-mitigation stranded costs, among other things, allows for rates that are comparable to regional rates.

The Final Report proposes that allowed stranded cost recovery be accomplished through the use of a non-bypassable access charge, or Competitive Transition Charge (CTC), collected by the regulated distribution company. The Final Report also endorses the securitization of stranded costs through the assignment of CTC receipts as a means of achieving lower-cost financing and the Final Report supports legislative action to achieve these savings.

In early April 1997, the Vermont Senate passed Senate Bill No. 62 (S.
62), an electric utility restructuring bill, which requires passage by the Vermont House of Representatives and signature by the Governor before becoming law. This bill was opposed by the Company and other utilities in Vermont in the legislative session that ended in June 1997.
S.62 establishes several goals, including the conflicting objectives that stranded costs be shared equally between utilities and customers and that the continuing financial integrity of the utility be preserved. Under S. 62, full retail competition in Vermont would have started in October 1998 and the VPSB was given considerable discretion to weigh various potentially conflicting objectives, including the two objectives set forth above, in deciding the extent to which and manner under which a utility can recover stranded costs. S. 62 also provides: (1) that utilities must either divest unregulated enterprises or "functionally separate" them from regulated business activities; (2) an incentive for the early closing and decommissioning of the Vermont Yankee nuclear power plant; (3) that any retail electricity provider in Vermont shall have "ownership" of sufficient tradable renewable energy credits as defined in S. 62; (4) that the VPSB may order performance-based regulation for distribution functions if it finds that departure from cost-of-service regulation is in the public interest; (5) for the provision of out placement service and severance pay for utility employees adversely affected by restructuring, with such costs shared equally by the utility and its customers; and (6) that if a utility has received some above-market cost recovery and then the utility is acquired, the VPSB is to determine how much, if at all, the value of the acquired company was enhanced by the recovery of above-market costs and thereafter determine how the enhanced value should be shared equitably between the acquired utility's shareholders and customers.

The Company has strenuously opposed the enactment of S.62 into law principally because its stranded cost sharing provisions would jeopardize the Company's financial viability. Under Statement of Financial Accounting Standards (SFAS) 101, Accounting for the Discontinuation of Application of FASB Statement No. 71, the Company would then be required to write off a material amount of its regulatory assets, and the resulting losses would limit the Company's access to capital.

In mid-April 1997, the Vermont House of Representatives indicated through its Speaker that there was insufficient time in the legislative session (which ended in June 1997) to act upon a utility restructuring bill. S.62 was not considered by the Vermont House of Representatives in the last legislative session and, accordingly, has not been enacted.

On July 28, 1997, the Speaker of the House named an eleven member non-standing committee to consider reform of the Vermont Electric Utility Regulatory System. In mid-October 1997, the Chair of the Committee, following a vote of the members, reported that the Committee did not recommend that the Vermont Legislature consider legislation to allow customer choice at this time.

There is no assurance that any restructuring legislation will be enacted by the Vermont General Assembly in its next session that begins in January 1998 or, if legislation is enacted, that it will be consistent with the terms of the Final Report. The Company has stated its position that if legislation is enacted that threatens the Company's financial integrity, it will pursue all remedies available to it under law.

Risk Factors -- The major risk factors affecting the impact of electric industry restructuring upon the Company, including the recovery of stranded costs, are: (i) regulatory and legal decisions; (ii) the market price of power; and (iii) the amount of market share retained by the Company. There can be no assurance that a final restructuring plan ordered by the VPSB, the courts, or through legislation will include a CTC that would allow for full recovery of stranded costs and include a fair return on those costs as they are being recovered. If laws are enacted or regulatory decisions are made that do not offer an opportunity to adequately recover stranded costs, the Company believes it has substantial legal arguments to challenge such laws or decisions.

The largest category of the Company's stranded costs are future costs under long-term power purchase contracts. The Company intends to pursue compliance with the steps outlined in the Final Report and aggressively to pursue mitigation efforts in order to maximize its recovery of these costs. The magnitude of stranded costs for the Company is largely dependent upon the future market price of power. The Company has discussed various market price scenarios with interested parties for the purpose of identifying stranded costs. Preliminary market price assumptions, which are likely to change, have resulted in estimates of the Company's stranded costs of between $259 million and $866 million, on an undiscounted basis.

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

The Company believes that the provisions of the Final Report, if implemented, would meet the criteria for continuing application of SFAS 71 as to those costs for which recovery is permitted. S.62, however, would not meet the criteria for the continuing application of SFAS 71. Under SFAS 5, Accounting for Contingencies, the passage of S.62 or other restructuring legislation or order, would also require the Company to immediately estimate and record losses, on an undiscounted basis, for any discretionary above market power purchase contracts and other costs which are not probable of recovery from customers, to the extent that those costs are estimable. Because the Company is unable to predict what form enacted legislation will take, however, it cannot predict if or to what extent SFAS 71 will continue to be applicable in the future. Members of the staff of the Securities and Exchange Commission have raised questions concerning the continued applicability of SFAS 71 to certain other electric utilities facing restructuring. The Emerging Issues Task Force (EITF) reviewed accounting issues associated with electric utility restructuring. On May 22, 1997, the EITF indicated that write-offs of generation-related regulatory assets would not be required to the extent that such assets are being recovered via a non-bypassable charge arising from a levy on regulated products or services provided by the utility.

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

Recent Developments
Green Mountain Resources, Inc.
On August 6, 1997, the Company and the Sam Wyly Family announced that their affiliates will jointly own Green Mountain Energy Resources L.L.C., a Delaware limited liability company in which GMRI, a wholly-owned subsidiary of the Company, was the sole owner. GMER is competing in the emerging consumer retail energy market starting in California where customers are able to choose their electricity supplier as of November
1, 1997. GMER intends to create a retail brand of electricity and natural gas that will be sold to consumers who care about the environment in competitive markets across the nation. An affiliate of the Sam Wyly Family, Green Funding I, L.L.C. (the "Investor") has entered into an Operating Agreement with GMRI governing the ownership of GMER. Pursuant to the terms of the Operating Agreement, the Investor has agreed to invest up to $30 million in GMER in exchange for an equity interest of 67 percent while GMRI has contributed certain assets and business development concepts in exchange for an equity interest of 33 percent in GMER. These ownership interests may be reduced to 55.47 percent and 25.67 percent, respectively, if GMER warrants and options issued to GMER management and consultants are exercised. GMRI's ownership percentage of GMER will be further diluted if the Investor and/or third parties contribute additional capital to GMER and GMRI does not make pro rata additional capital contributions at such time. GMRI received payment of $4 million from GMER at the closing as reimbursement for certain development expenses incurred. Pursuant to the terms of the Operating Agreement, funds provided by the Investor will be used to pay future GMER development expenses and operating costs. GMRI is not obligated to fund future development costs, and the Operating Agreement provides that GMRI will not be allocated operating losses from GMER, thus limiting the Company's shareholders' future financial risk while preserving their opportunity to participate in the success of GMER. In addition, the Company and the Investor have agreed that neither the Company nor the Investor will compete against GMER in the retail energy business for a period of seven years.

1997 Retail Rate Case
On June 16, 1997, the Company filed a request with the VPSB to increase retail rates by 16.7 percent ($26 million in additional revenues) and the target return on common equity from 11.25 percent to 13 percent. Initial hearings before the VPSB began November 3, 1997. The VPSB has allowed the intervention of various other parties.

In August 1997, several groups, including the Vermont Public Interest Research Group (VPIRG), demanded that the VPSB appoint an independent counsel to advocate against recovery of Hydro-Quebec power costs by the Company. The VPSB issued an order appointing an "independent investigator," described as a person or persons who will perform a rigorous and impartial analysis of Company's actions with respect to its power supply options, including the Hydro-Quebec contract. On November 7, 1997, the VPSB selected a firm to undertake the tasks.

In October 1997, a Hearing Officer in the case recommended "bifurcation" of the Hydro-Quebec power contract issues from the case, indicating his position that there was not enough time to review adequately the issues in the remaining five months of the statutory period (seven months from date of filing under Vermont law). The Company has opposed bifurcation on the basis that if the Hearing Officer meant to suggest that the Company would not receive rate relief, including these power costs as of March 1998, the concept would give rise to numerous, difficult legal questions. The VPSB accepted extensive briefing on the issue but has not indicated when, if at all, it will act on any proposal relating to bifurcation.

In testimony filed with the VPSB on October 17, 1997, the Department asked the VPSB to find the Company's negotiation, execution and decision to "lock in" the contract with Hydro-Quebec to be imprudent and uneconomic. The Department had supported the contract in the period 1989-1991 after completing its own analysis, based on substantially the same information that was available to the Company. The VPSB in 1990, 1991, 1992 and 1994 issued orders that determined the contract to be needed to supply electricity to Vermont customers, economically beneficial to the State and an appropriate part of the Company's legally-required least-cost integrated resource plan.

On October 31, 1997, the Company filed with the VPSB Objections and a Motion to Strike relating to the Hydro Quebec contract testimony and requested that the Board schedule oral argument on the motion prior to November 17, 1997. The Board has scheduled argument for November 14, 1997.

Management Changes
Douglas G. Hyde, a director, President and Chief Executive Officer of the Company, resigned those positions with the Company effective August 6, 1997 in order to become the President and Chief Executive Officer of GMER. Thomas C. Boucher, Vice President, Energy Resources and Planning; Kevin W. Hartley, Vice President, Marketing; Karen K. O'Neill, Vice President Organizational Development; and Peter H. Zamore, General Counsel of the Company, resigned those offices in order to join Mr. Hyde as members of the GMER management team.

The Company's Board of Directors elected Christopher L. Dutton as President and Chief Executive Officer and a director of the Company effective August 6, 1997. Mr. Dutton has served as Chief Financial Officer of the Company since 1995. He joined the Company in 1984 and served as Vice President and General Counsel before being named Chief Financial Officer of the Company.

On October 6,1997, the Company's Board of Directors elected the following officers: Richard B. Hieber, Senior Vice President and Chief Operating Officer; Michael H. Lipson, General Counsel; Edwin M. Norse, Vice President and Chief Financial Officer and Treasurer; and Stephen C. Terry, Senior Vice President, Corporate Development. Jonathan H. Winer will continue to serve as President of the Company's subsidiary, Mountain Energy, Inc. and will assume new responsibilities as part of the Company's senior management.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
	Not Applicable.


                        GREEN MOUNTAIN POWER CORPORATION
                               September 30, 1997
                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
          See Notes 3, 4 and 5 of Notes to Consolidated Financial
          Statements

ITEM 2.  Changes in Securities
          NONE

ITEM 3.  Defaults Upon Senior Securities
          NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
          NONE.

ITEM 5.  Other Information
          NONE

ITEM 6.  (a)  EXHIBITS
	  27		Financial Data Schedule

          (b)  REPORTS ON FORM 8-K
                        The Company filed a Form 8-K on September
                        9, 1997, announcing a dividend reduction.


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



                                GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  November 13, 1997              /s/ E. M. Norse
                            E. M. Norse, Vice President, Chief
                            Financial Officer and Treasurer



Date:  November 13, 1997             /s/ R. J. Griffin
                            R. J. Griffin, Controller