Form 10-K
period 1997-12-31
GREEN MOUNTAIN POWER CORP
filed 1998-03-27
CIK 43704

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

                   For the fiscal year ended December 31, 1997

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



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998, was $94,094,396.88 based on the closing price for the Common Stock on the New York Stock Exchange as reported by The Wall Street Journal.

     The number of shares of Common Stock outstanding on March 13, 1998, was 5,191,415.


                    DOCUMENTS INCORPORATED BY REFERENCE

	The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 21, 1998, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in Items 10, 11, 12 and 13 of
Part III of this Form 10-K.

                                   PART I

ITEM 1.  BUSINESS
                                THE COMPANY

     Green Mountain Power Corporation (the Company) is a public utility operating company engaged in supplying electrical energy in the State of Vermont in a territory with approximately one quarter of the State's population. It serves approximately 83,000 customers. The Company was incorporated under the laws of the State of Vermont on April 7, 1893.

     For the year ended December 31, 1997, the Company's sources of revenue were derived as follows: 34.3% from residential customers, 32.7% from small commercial and industrial customers, 21.1% from large commercial and industrial customers, 10.0% from sales to other utilities, and 1.9% from other sources. For the same period, the Company's energy resources for retail and requirements wholesale sales were obtained as follows: 46.9% from hydroelectric sources (6.9% Company-owned, 0.1% New York Power Authority (NYPA), 36.8% Hydro-Quebec and 3.1% small power producers), 36.5% from nuclear generating sources (the Vermont Yankee plant described below), 9.2% from coal sources, 3.3% from wood, 0.9% from natural gas, 0.5% from oil, and 0.3% from wind.
The remaining 2.4% was purchased on a short-term basis from other utilities and through the New England Power Pool (NEPOOL). In 1997, the Company purchased 92.7% of the energy required to satisfy its retail and requirements wholesale sales (including energy purchased from Vermont Yankee and under other long-term purchase arrangements). See Note K of Notes to Consolidated Financial Statements.

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

     During the years ended December 31, 1997, 1996, and 1995, electric energy sales to International Business Machines Corporation (IBM), the Company's largest customer, accounted for 14.0%, 13.2% and 12.9%, respectively, of the Company's operating revenues in those years. No other retail customer accounted for more than 1.0% of the Company's revenue. Under the present regulatory system, the loss of IBM as a customer of the Company would require the Company to seek rate relief to recover the revenues previously paid by IBM from other customers in an amount sufficient to offset the fixed costs that IBM had been covering through its payments.


                                 EMPLOYEES


     The Company had 321 employees, exclusive of temporary employees, as of December 31, 1997. In addition, subsidiaries of the Company had 48 employees at year end.


                       SEASONAL NATURE OF BUSINESS


     The Company experiences its heaviest loads in the colder months of the year. Winter recreational activities, longer hours of darkness and heating loads from cold weather usually cause the Company's peak electric sales to occur in December, January or February. The Company's heaviest load in 1997 - 311.5 MW - occurred on December 22, 1997. The Company's retail electric rates are seasonally differentiated. Under this structure, retail electric rates produce average revenues per kilowatt hour during four peak season months (December through March) that are approximately 30% higher than during the eight off-season months (April through November). See "Energy Efficiency - Rate Design."


OPERATING STATISTICS
For the Years Ended December 31
                                                          1997          1996          1995          1994          1993
                                                       ----------    ----------    ----------    ----------    ----------


Net System Capability During Peak Month (MW)
  Hydro (1)............................................    180.0         193.8         152.1         179.0         174.9
  Lease transmissions..................................      0.6           0.6           0.3           2.1           3.9
  Nuclear (1)..........................................     95.7          95.7          81.9         107.2         109.5
  Conventional steam...................................     53.0          52.9          77.8          67.1          92.6
  Internal combustion..................................     64.0          60.7          62.0          60.2          71.0
  Combined cycle.......................................     22.1          22.1          22.0          22.6          22.8
  Wind.................................................      1.5         --            --            --            --
                                                       ----------    ----------    ----------    ----------    ----------
    Total capability (MW)..............................    416.9         425.8         396.1         438.2         474.7
  Net system peak......................................    311.5         313.0         297.1         308.3         307.3
                                                       ----------    ----------    ----------    ----------    ----------
  Reserve (MW).........................................    105.4         112.8          99.0         129.9         167.4
                                                       ==========    ==========    ==========    ==========    ==========
  Reserve % of peak....................................     33.8%         36.0%         33.3%         42.1%         54.5%

Net Production (MWH)
  Hydro (1)............................................1,073,246     1,192,881     1,043,617       742,088       751,078
  Lease transmissions..................................    --            --            --            --           15,425
  Nuclear (1)..........................................  772,030       680,613       682,814       763,690       598,245
  Conventional steam...................................  560,504       705,331       673,982       651,105       748,626
  Internal combustion..................................    4,827         2,674         6,646         3,532         2,849
  Combined cycle.......................................  104,836        51,162        92,723        37,808        40,966
                                                       ----------    ----------    ----------    ----------    ----------
    Total production...................................2,515,443     2,632,661     2,499,782     2,198,223     2,157,189
  Less non-requirements sales to other utilities.......  524,192       663,175       582,942       328,794       271,224
                                                       ----------    ----------    ----------    ----------    ----------
  Production for requirements sales....................1,991,251     1,969,486     1,916,840     1,869,429     1,885,965
  Less requirements sales & lease transmissions (MWH)..1,870,913     1,814,371     1,760,830     1,730,497     1,749,454
                                                       ----------    ----------    ----------    ----------    ----------
  Losses and company use (MWH).........................  120,338       155,115       156,010       138,932       136,511
                                                       ==========    ==========    ==========    ==========    ==========
Losses as a percentage of total production.............     4.78%         5.89%         6.24%         6.32%         6.33%
System load factor (2).................................     71.6%         69.7%         71.2%         67.7%         68.7%

Sales and Lease Transmissions (MWH)
  Residential - GMP....................................  549,259       557,726       549,296       564,635       541,579
  Lease transmissons...................................    --            --            --            --           15,425
                                                       ----------    ----------    ----------    ----------    ----------
    Total Residential..................................  549,259       557,726       549,296       564,635       557,004
  Commercial & industrial - small......................  645,331       630,839       608,688       604,686       593,560
  Commercial & industrial - large......................  608,051       584,249       556,278       521,400       529,372
  Other................................................    3,939         2,898         8,855         1,146         8,868
                                                       ----------    ----------    ----------    ----------    ----------
    Total retail sales and lease transmissions.........1,806,580     1,775,712     1,723,117     1,691,867     1,688,804
  Sales to municipals and cooperatives and
    other requirements sales...........................   64,333        38,659        37,713        38,630        60,650
                                                       ----------    ----------    ----------    ----------    ----------
    Total requirements sales...........................1,870,913     1,814,371     1,760,830     1,730,497     1,749,454
  Other sales for resale...............................  524,192       663,175       582,942       328,794       271,224
                                                       ----------    ----------    ----------    ----------    ----------
    Total sales and lease transmissions................2,395,105     2,477,546     2,343,772     2,059,291     2,020,678
                                                       ==========    ==========    ==========    ==========    ==========

Average Number of Electric Customers
  Residential..........................................   70,671        70,198        69,659        68,811        67,994
  Commercial and industrial - small....................   11,989        11,828        11,712        11,611        11,447
  Commercial and industrial - large....................       23            25            24            24            25
  Other................................................       75            75            76            76            74
                                                       ----------    ----------    ----------    ----------    ----------
    Total..............................................   82,758        82,126        81,471        80,522        79,540
                                                       ==========    ==========    ==========    ==========    ==========

Average Revenue per KWH (Cents)
  Residential including lease revenues.................    11.18         10.87         10.09          9.03          8.94
  Lease charges........................................      --            --            --            --           0.06
                                                       ----------    ----------    ----------    ----------    ----------
    Total Residential..................................    11.18         10.87         10.09          9.03          9.00
  Commercial and industrial - small....................     9.10          8.96          8.42          8.00          7.97
  Commercial and industrial - large....................     6.22          6.28          5.86          6.02          5.96
  Total retail including lease revenues................     8.94          8.92          8.36          7.96          7.86

Average Use and Revenue Per Residential Customer
  Kilowatt hours including lease transmissions.........    7,772         7,945         7,885         8,206         8,192
  Revenues including lease revenues....................     $869          $863          $796          $741          $733


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

     The Company's wholesale rate on sales to three wholesale customers is regulated by the Federal Energy Regulatory Commission (FERC).
Revenues from sales to these customers were approximately 0.8% of operating revenues for 1997.

     Late in 1989, the Company began serving a municipal utility, Northfield Electric Department, under its wholesale tariff. This customer increased the Company's electricity sales by approximately 23,406.4 MWh and peak requirements by approximately 5.5 MW. Revenues in 1997 from Northfield were $1,348,962.

     The Company provides transmission service to twelve customers within the State under rates regulated by the FERC; revenues for such services amounted to less than 1.0% of the Company's operating revenues for 1997.

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

     By reason of its relationship with Vermont Yankee, VELCO and Vermont Electric Transmission Company, Inc. (VETCO), a wholly owned subsidiary of VELCO, the Company has filed an exemption statement under
Section 3(a)(2) of the Public Utility Holding Company Act of 1935, thereby securing exemption from the provisions of such Act, except for
Section 9(a)(2) thereof (which prohibits the acquisition of securities of certain other utility companies without approval of the Securities and Exchange Commission). The Securities and Exchange Commission has the power to institute proceedings to terminate such exemption for cause.

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

     Department of Public Service Twenty-Year Power Plan. In December 1994, the Department adopted an update of its twenty-year electrical power-supply plan (the Plan) for the State. The Plan includes an overview of statewide growth and development as they relate to future requirements for electrical energy; an assessment of available energy resources; and estimates of future electrical energy demand.

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


                              POWER RESOURCES


     The Company generated, purchased or transmitted 1,954,535.9 MWh of energy for retail and requirements wholesale customers for the twelve months ended December 31, 1997. The corresponding maximum one-hour integrated demand during that period was 311.5 MW on December 22, 1997. This compares to the previous all-time peak of 322.6 MW on December 27, 1989. The following tabulation shows the source of such energy for the twelve-month period and the capacity in the month of the period system peak. See also "Power Resources - Long-Term Power Sales."

                                   Net Generated and      Net Generated and
                                   Purchased in Year      Purchased in Month
                                   Ended 12/31/97 (a)       of Annual Peak
                                  ___________________    ___________________
                                     MWh         %         KW          %
WHOLLY OWNED PLANTS
  Hydro                            140,754.0    6.9        35,300       8.5
  Diesel and Gas Turbine             2,671.7    0.1        61,030      14.6
  Searsburg                          5,386.7    0.3         1,500       0.4

JOINTLY OWNED PLANTS
  Wyman #4                           3,386.1    0.2         7,030       1.7
  Stony Brook I                      7,339.2    0.4         7,990       1.9
  McNeil                            11,075.7    0.5         6,450       1.5

OWNED IN ASSOCIATION W/OTHERS
  Vermont Yankee Nuclear           748,068.8   36.5        95,680      22.9

NYPA LEASE TRANSMISSIONS
  State of Vermont (NYPA)            1,541.9    0.1           620       0.1

LONG-TERM PURCHASES
  Hydro-Quebec                     754,280.5   36.8       126,680      30.4
  Merrimack #2                     189,033.1    9.2        31,820       7.6
  Stony Brook I                     14,647.2    0.7        14,150       3.4
  Small Power Producers            121,938.4    5.9        24,860       6.0

SHORT-TERM PURCHASES                52,185.9    2.4         3,860       1.0
                                 ___________   ____       _______     _____
                                 2,052,309.2   100.0
  Less System Sales Energy        (97,773.8)

  NET OWN LOAD                   1,954,535.4              416,970    100.0
                                 ===========  ======      =======    ======

(a) Excludes losses on off-system purchases, totaling 36,716 MWh per GA-35 MWh production report.


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

     In New England, five nuclear units are currently under orders from the NRC not to operate until shown to be in compliance with applicable safety provisions. In December 1996 and August 1997, decisions were made to retire two New England nuclear units, Connecticut Yankee and Maine Yankee, effective immediately, with several years remaining on each license. The NRC's most recently issued Vermont Yankee's Systematic Assessment of Licensee Performance scores are for the period July 16, 1995 to January 18, 1997. Operations, engineering and maintenance were rated good, while plant support was rated superior. These scores are identical to Vermont Yankee's scores for the prior 18 month-period.

     During periods when Vermont Yankee is unavailable, the Company incurs replacement power costs in excess of those costs that the Company would have incurred for power purchased from Vermont Yankee.
Replacement power is available to the Company from NEPOOL and through special contractual arrangements with other utilities. Replacement power costs adversely affect cash flow and, absent deferral, amortization and recovery through rates, would adversely affect reported earnings. Routinely, in the case of scheduled outages for refueling, the VPSB has permitted the Company to defer, amortize and recover these excess replacement power costs for financial reporting and ratemaking purposes over the period until the next scheduled outage. Vermont Yankee has adopted an 18-month refueling schedule. On March 21, 1998, Vermont Yankee began a scheduled refueling outage. In the case of unscheduled outages of significant duration resulting in substantial unanticipated costs for replacement power, the VPSB generally has authorized deferral, amortization and recovery of such costs.

     Vermont Yankee's current estimate of decommissioning as approved by FERC is approximately $386,000,000, of which $193,000,000 has been funded. At December 31, 1997, the Company's portion of the net unfunded liability was $34,000,000, which it expects will be recovered through rates over Vermont Yankee's remaining operating life.

     During 1997, the Company incurred $27,200,000 in Vermont Yankee annual capacity charges, which included $1,800,000 for interest charges. The Company's share of Vermont Yankee's long-term debt at December 31, 1997 was $16,000,000.

     During the year ended December 31, 1997, the Company utilized 748,068.8 MWh of Vermont Yankee energy to meet 36.5% of its retail and requirements wholesale (Rate W) sales. The average cost of Vermont
Yankee electricity in 1997 was 4.4 cents per KWh. In 1997, Vermont Yankee had an annual capacity factor of 93.5%, compared to 83.0% in 1996 and 85.0% in 1995.


                                 INSURANCE


     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.9 billion. Any liability beyond $8.9 billion are indemnified under an agreement with the NRC, but subject to congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $8.7 billion per incident by assessing premiums of $79.3 million against each of the 110 reactor units in the United States that are currently subject to the Progam, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is expected to be adjusted at least every five years to reflect inflationary changes.

     The above insurance now covers all workers employed at nuclear facilities for bodily injury claims. Vermont Yankee had previously purchased a Master Worker insurance policy with limits of $200 million with one automatic reinstatement of policy limits to cover workers employed on or after January 1, 1988. Vermont Yankee no longer participates in this retrospectively based worker policy and has replaced this policy with the guaranteed cost coverage mentioned above. Vermont Yankee does, however, retain a potential obligation for retrospective adjustments due to past operations of several smaller facilities that did not join the new program. These exposures will cease to exist no later than December 31, 2007. Vermont Yankee's maximum restrospective obligation remains at $3.1 million. The Secondary Financial Protection layer, as referenced above, would be in excess of the Master Worker policy.

     Insurance has been purchased from Nuclear Electric Insurance Limited (NEIL) to cover the costs of property damage, decontanmination or premature decommissioning resulting from a nuclear incident. All companies insured with NEIL are subject to retroactive assessments if losses exceed the accumulated funds available. The maximum potential assessment against Vermont Yankee with respect to NEIL losses arising during the current policy year is $11.0 million. Vermont Yankee's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.


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


     Phase II. Agreements executed in 1985 among the Company, VELCO and other NEPOOL members and Hydro-Quebec provided for the construction of the second phase (Phase II) of the interconnection between the New England Electric System and that of Hydro-Quebec. Phase II expands the Phase I facilities from 690 MW to 2,000 MW, and provides for transmission of Hydro-Quebec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. Construction of Phase II commenced in 1988 and was completed in late 1990. The Phase II facilities commenced commercial operation November 1, 1990, initially at a rating of 1,200 MW, and increased to a transfer capability of 2,000 MW in July 1991. The Hydro-Quebec-NEPOOL Firm Energy Contract provides for the import of economical Hydro-Quebec energy into New England. The Company is entitled to 3.2% of the Phase II power-supply benefits.
Total construction costs for Phase II were approximately $487,000,000. The New England participants, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. As a supporting participant, the Company must make support payments under 30-year agreements. These support agreements meet the capital lease accounting requirements under SFAS 13. At December 31, 1997, the present value of the Company's obligation was $8,300,000. The Company's projected future minimum payments under the Phase II support agreements are $463,450 for each of the years 1998-2002 and an aggregate of $6,024,845 for the years 2003-2020.

     The Phase II portion of the project is owned by New England Hydro-Transmission Electric Company, Inc. and New England Hydro-Transmission Corporation, subsidiaries of New England Electric System, in which certain of the Phase II participating utilities, including the Company, own equity interests. The Company owns approximately 3.2% of the equity of the corporations owning the Phase II facilities. During construction of the Phase II project, the Company, as an equity sponsor, was required to provide equity capital. At December 31, 1997, the capital structure of such corporations was 39.0% common equity and 61.0% long-term debt. See Note J of Notes to Consolidated Financial Statements.

     At times, the Company requests that portions of its power deliveries from Hydro-Quebec and other sources be routed through New York. The Company's ability to do so could be adversely affected by the proposed tariff that NEPOOL has filed with the FERC. A reduction of the Company's allocation of capacity on transmission interfaces with New York could adversely affect the Company's ability to import power to Vermont from outside New England which would impact the Company's power costs in the future. See Item 7. MD&A - "Transmission Issues" and Note J of Notes to Consolidated Financial Statements.


     Hydro-Quebec Power Supply Contracts. Under an arrangement negotiated in January 1996, the Company received cash payments from Hydro-Quebec of $3,000,000 in 1996 and $1,100,000 in 1997. In
accordance with such arrangement, the Company will shift certain transmission requirements and make certain minimum payments for periods in which power is not purchased. In addition, in November 1996, the Company entered into a Memorandum of Understanding with Hydro-Quebec under which Hydro-Quebec paid $8,000,000 to the Company in exchange for certain power purchase elections. See Item 7. MD&A - "Power Supply Expenses" and Notes J and K-2 of Notes to Consolidated Financial Statements.

    In 1997, the Company utilized 405,383.2 MWh under Schedule B,
276,031.2 MWh under Schedule C3, and 72,866.1 MWh under the tertiary energy contract to meet 36.8% of its retail and requirements wholesale sales. The average cost of Hydro-Quebec electricity in 1997 was 3.7 cents per KWh.


     New York Power Authority (NYPA). The Department allocates NYPA power to the Company which, in turn, delivers the power to its residential and farm customers. The Company purchased at wholesale 1,541.9 MWh to meet 0.1% of its retail and requirements wholesale sales of NYPA power at an average cost of 0.7 cents per KWh in 1997. Under the allocation currently made by NYPA of NYPA power to states neighboring
New York, residential and farm customers in the Company's service territory will be entitled to 0.3 MW annually.

     Merrimack Unit #2. Merrimack Unit #2 is a coal-fired steam plant of 320.0 MW capacity located in Bow, New Hampshire, and owned by Northeast Utilities. The Company is entitled to 28.48 MW of capacity and related energy from the unit under a 30-year contract expiring May
1, 1998. During the year ended December 31, 1997, the Company utilized 189,033.1 MWh from the unit to meet 9.2% of its total retail and requirements wholesale sales. The average cost of electricity from this unit was 3.4 cents per KWh in 1997. See Note K-1 of Notes to Consolidated Financial Statements.

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

     During 1997, the Company utilized 21,986.4 MWh from this plant to meet 1.1% of its retail and requirements wholesale sales at an average cost of 9.5 cents (purchased power). See Note I-4 and K-1 of Notes to Consolidated Financial Statements.

     Wyman Unit #4. The W. F. Wyman Unit #4, which is located in Yarmouth, Maine, is an oil-fired steam plant with a capacity of 620 MW. The construction of this plant was sponsored by Central Maine Power Company. The Company has a joint-ownership share of 1.1% (6.8 MW) in the Wyman #4 unit, which began commercial operation in December 1978.

     During 1997, the Company utilized 3,386.1 MWh from this unit to meet 0.2% of its retail and requirements wholesale sales at an average cost of 4.7 per kWh, based only on operation, maintenance, and fuel costs incurred during 1997. See Note I-4 of Notes to Consolidated Financial Statements.


     McNeil Station. The J. C. McNeil station, which is located in Burlington, Vermont, is a wood chip and gas-fired steam plant with a capacity of 53.0 MW. The Company has an 11% or 5.9 MW interest in the
J. C. McNeil plant, which began operation in June 1984. During 1997, the Company utilized 11,075.7 MWh from this unit to meet 0.5% of its retail and requirements wholesale sales at an average cost of 5.2 cents per kWh, based only on operation, maintenance, and fuel costs incurred during 1997. In 1989, the plant added the capability to burn natural gas on an as-available/interruptible service basis. See Note I-4 of Notes to Consolidated Financial Statements.


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

     In 1997, the Company, through both its direct contracts and VEPPI, purchased 121,938.4 MWh of qualifying facilities production to meet 5.9% of its retail and requirements wholesale sales at an average cost of
10.7 cents per KWh.


     Short-Term Opportunity Purchases and Sales. The Company has made arrangements with several utilities in New England and New York under which the Company may make purchases or sales of utility system power on short notice and generally for brief periods of time when it appears economic to do so. Opportunity purchases are arranged when it is possible to purchase power from another utility for less than it would cost the Company to generate the power with its own sources. Purchases also help the Company save on replacement power costs during an outage of one of its base load sources. Opportunity sales are arranged when the Company has surplus energy available at a price that is economic to other regional utilities at any given time. The sales are arranged based on forecasted costs of supplying the incremental power necessary
to serve the sale.   Prices are set so as to recover all of the
forecasted fuel or production costs and to recover some if not all associated capacity costs.

     During 1997, the Company purchased 52,185.9 MWh, meeting 2.4% of the Company's retail and requirements wholesale sales, at an average cost of 2.7 cents per kWh.


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


     Company Hydroelectric Power. The Company wholly owns and operates eight hydroelectric generating facilities located on river systems within its service area, the largest of which has a generating output of
8.8 MW. In 1997, these plants provided 140,754 MWh of low-cost energy, meeting 6.9% of the Company's retail and requirements wholesale sales at an average cost of 4.2 cents per kWh, based on total embedded costs. See "State and Federal Regulation - Licensing."


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


     Fuel. During 1997, the Company's retail and requirements wholesale sales were provided by the following fuel sources: 46.9% from hydro (6.9% Company-owned, 0.1% NYPA, 36.8% Hydro-Quebec and 3.1% small power producers), 36.5% from nuclear, 9.2% from coal, 3.3% from wood, 0.9% from natural gas, 0.5% from oil, and 0.3% from wind. The remaining 2.4% was purchased on a short-term basis from other utilities and through NEPOOL.

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

     The Company does not maintain long-term contracts for the supply of oil for the oil-fired peaking unit generating stations wholly owned by it (80 MW). The Company did not experience difficulty in obtaining oil for its own units during 1997, and, while no assurance can be given, does not anticipate any such difficulty during 1998. None of the utilities from which the Company expects to purchase oil- or gas-fired capacity in 1997 has advised the Company of grounds for doubt about maintenance of secure sources of oil and gas during the year.

     Coal for Merrimack #2 is presently being purchased under a long-term contract from Balley Mine in western Pennsylvania and occasionally on the spot market from northern West Virginia and southern Pennsylvania sources.

     Wood for the McNeil plant is furnished to the Burlington Electric Department from a variety of sources under short-term contracts ranging from several weeks' to six months' duration. The McNeil plant used 249,662 tons of wood chips and mill residue and 34,629,000 cubic feet of gas in 1997. The McNeil plant is forecasting consumption of wood chips for 1998 to be 200,000 tons and gas consumption of 136,000,000 cubic feet.

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


     Wind Project. The Company's 20 years of research and development work in wind generation was recognized in 1993 when the Company was selected by the DOE and the Electric Power Research Institute (EPRI) to build a commercial scale wind-powered facility. The Company was awarded $3,500,000 by the DOE and EPRI to provide partial funding for the wind project. The overall cost of the project, located in the southern Vermont town of Searsburg , is estimated to be $11,000,000. The eleven wind turbines have a rating of 6 MW and were commissioned July 1, 1997.

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

     The Searsburg wind project affords an opportunity to employ turbines that are of an advanced design and larger scale than the Mt. Equinox turbines. The economies of scale and advanced technology inherent in these turbines offer a more competitive and reliable source of power than earlier designs. First-hand knowledge about these turbines in Vermont's climatic conditions will enable the Company to make intelligent and timely decisions about this power resource, which can be installed in increments that closely match the need for power. Furthermore, the project's size and northerly location will boost the commercialization of wind power by deploying a new model of turbines in sufficient quantities to obtain statistically valid operations and maintenance data, which will be shared with other utilities. Finally, information related to the siting, permitting, and possible impacts on the natural environment will also be documented and shared with the industry and the public.

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

	In 1997, the plant provided 5,387 MWh, meeting 0.3% of the Company's retail and requirements wholesale sales.


                             ENERGY EFFICIENCY


     In 1997, the Company continued to focus its energy efficiency services on lost opportunity programs which encouraged customers to install energy efficient equipment when they are planning to replace or buy new equipment. This strategy, along with careful management, has helped the Company to further reduce its cost-per-kilowatthour saved by 10% below its costs in 1996. The current cost of saving per kilowatthour is approximately 2 cents which is a 56% reduction in costs since 1992. In 1997, the Company's energy efficiency programs saved 8,633 MWH, 64% above targeted savings for the year. During the past five years, the Company's efficiency programs have achieved a cumulative savings of 71,217 megawatthours.

     In 1997, the Company worked with other Vermont utilities and the Department to develop a set of statewide energy efficiency programs. This effort should reduce the cost of delivering these programs and provide a more standardized service to customers throughout the State.

     In 1997, the Company spent approximately $1,900,000 on energy efficiency programs, approximately 1.2% of retail revenue.


     Rate Design. The Company seeks to design rates to encourage the shifting of electrical use from peak hours to off-peak hours. Since 1976, the Company has offered optional time-of-use rates for residential and commercial customers. Currently, approximately 2,500 of the Company's residential customers continue to be billed on the original
1976 time-of-use rate basis.   In 1987, the Company received regulatory
approval for a rate design that permitted it to charge prices for electric service that reflected as accurately as possible the cost burden imposed by each customer class. The Company's rate design objectives are to provide a stable pricing structure and to accurately reflect the cost of providing electric services. This rate structure helps to achieve these goals. Since inefficient use of electricity increases its cost, customers who are charged prices that reflect the cost of providing electrical service have real incentives to follow the most efficient usage patterns. Included in the VPSB's order approving this rate design was a requirement that the Company's largest customers be charged time-of-use rates on a phased-in basis by 1994. At year end December 31, 1997, approximately 1,350 of the Company's largest customers, comprising 48% of retail revenues, continue to receive service on mandatory time-of-use rates.

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

     No rate redesign has taken place since the VPSB Order issued on December 2, 1994.


     Dispatchable and Interruptible Service Contracts. In 1997, the Company had interruptible/dispatchable power contracts with three major ski areas, interruptible-only contracts with five customers and dispatchable-only contracts with an additional twenty-four customers. The interruptible portion of the contracts allow the Company to control power supply capacity charges by reducing the Company's capacity requirements. During 1997, the Company did not request any interruptions due to the surplus capacity in the region. The dispatchable portion of the contracts allows customers to purchase electricity during times designated by the Company when low cost power is available. The customer's demand during these periods is not considered in calculating the monthly billing. This program enables the Company and the customers to benefit from load control. The Company shifts load from its high cost peak periods while the customer uses inexpensive power at a time when its use provides maximum value. These programs are available by tariff for qualifying customers.


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

     For the period 1995-1997, internally generated funds, after payment of dividends, provided approximately 62% of total capital requirements for construction, sinking fund obligations and other requirements. Internally generated funds provided 129% of such requirements for 1997. The Company anticipates that for 1998, internally generated funds will provide approximately 48% of total capital requirements for regulated operations, the remainder to be derived from bank loans.


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


                           UNREGULATED BUSINESSES


     The Company has had a plan of diversification into unregulated businesses that complements the Company's basic utility operations. The diversification plan has involved the establishment of several subsidiaries. For information regarding unregulated businesses, see
Item 7. MD&A- "Future Outlook - Unregulated Businesses."



                            EXECUTIVE OFFICERS

Executive Officers of the Company as of March 27, 1998:

      Name                Age

Nancy R. Brock            42    Chief Corporate Strategic Planning
                                Officer since March, 1998. Prior to joining the Company, she was Chief Financial Officer of SAL, Inc., 1997; and Senior Vice President and Chief Financial Officer for the Chittenden Corporation from 1988 to 1996.

Christopher L. Dutton      49   President, Chief Executive Officer and
                                Chairman of the Executive Committee of the Corporation since August 1997. Vice
                                President, Finance and Administration, Chief
                                Financial Officer and Treasurer from 1995 to
                                1997. Vice President and General Counsel from 1993 to January 1995. Vice President,
                                General Counsel and Corporate Secretary from
                                1989 to 1993.

Robert J. Griffin          41   Controller since October 7, 1996.
                                Manager of General Accounting from 1990 to
                                1996.

Richard B. Hieber          59   Senior Vice President and Chief
                                Operating Officer since August 1997.  Vice
                                President, Electric Operations and
                                Engineering from 1996 to 1997. Prior to joining the Company, he was President and Chief Executive Officer of Stone & Webster
                                Management Consultants, Inc. from 1992 to
                                1996 and Senior Vice President from 1991 to
                                1992.

Donna S. Laffan            48   Corporate Secretary since December
                                1993.  Assistant Secretary from 1986 to 1993.

John J. Lampron            53   Assistant Treasurer since July 1991.
                                Prior to joining the Company, he was employed by Public Service Company of New Hampshire as an Assistant Vice President from 1982 to
                                1990.

Michael H. Lipson          53   General Counsel since August 1997.
                                Assistant General Counsel from 1990 to 1997.
                                Prior to joining the Company, he  was a
                                partner with Miller, Eggleston and Rosenberg
                                Ltd.

Craig T. Myotte            43   Assistant Vice President-Engineering
                                and Operations since 1994.  Assistant Vice
                                President-Operations and Maintenance from
                                1991 to 1994.

Edwin M. Norse             52   Vice President, Chief Financial Officer
                                and Treasurer since August 1997.  Vice
                                President and General Manager, Energy
                                Resources and Sales from 1995 to 1997.  Vice
                                President, Chief Financial Officer and
                                Treasurer from 1986 to January 1995.
                                President-Green Mountain Propane Gas Company from October 1993 to June 1996.

Walter S. Oakes            51   Assistant Vice President-Customer
                                Operations since June 1994.  Assistant Vice
                                President-Human Resources from August 1993 to
                                June 1994.  Assistant Vice President-
                                Corporate Services from 1988 to 1993.

Mary G. Powell             37   Vice President, Human Resources and
                                Organizational Development since March, 1998.
                                Prior to joining the Company, she was Senior
                                Vice President, Human Resources and Senior
                                Vice President Community Banking, Senior Vice
                                President Human Resources Administration, and
                                Vice president of Human Resources for KEYCORP from October 1992 to March 1998.

Stephen C. Terry           55   Senior Vice President, Corporate
                                Development since August, 1997.  Vice
                                President and General Manager, Retail Energy
                                Services from 1995 to 1997.  Vice President-
                                External Affairs from 1991 to January 1995.

Jonathan H. Winer          46   President of Mountain Energy, Inc.
                                since March 1997.  Vice President and Chief
                                Operating Officer of Mountain Energy, Inc.
                                from 1989 to March 1997.

Robert C. Young            60   Assistant Vice President-Customer
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

     Officers are elected by the Board of Directors of the Company, Mountain Energy, Inc., or Green Mountain Resources, Inc., as appropriate, for one-year terms and serve at the pleasure of such boards of directors.


ITEM 2.  PROPERTY
                             GENERATING FACILITIES

     The Company's Vermont properties are located in five areas and are interconnected by transmission lines of VELCO and New England Power Company. The Company wholly owns and operates eight hydroelectric generating stations with a total nameplate rating of 36.1 MW and an estimated claimed capability of 35.7 MW. It also owns two gas-turbine generating stations with an aggregate nameplate rating of 59.9 MW and an estimated aggregate claimed capability of 73.2 MW. The Company has two diesel generating stations with an aggregate nameplate rating of 8.0 MW and an estimated aggregate claimed capability of 8.6 MW. The Company has a wind generating facility with a name plate rating of 6.1 MW.

     The Company also owns 17.9% of the outstanding common stock, and is entitled to 17.6624% (93.8 MW of a total 531 MW) of the capacity, of Vermont Yankee, a 1.1% (6.8 MW of a total 620 MW) joint-ownership share of the Wyman #4 plant located in Maine, an 8.8% (31.0 MW of a total 352
MW) joint-ownership share of the Stony Brook I intermediate units located in Massachusetts and an 11% (5.9 MW of a total 53 MW) joint-ownership share of the J. C. McNeil wood-fired steam plant located in Burlington, Vermont. See Item 1. Business - "Power Resources" for plant details and the table hereinafter set forth for generating facilities presently available.


                         TRANSMISSION AND DISTRIBUTION


     The Company had, at December 31, 1997, approximately 1.5 miles of 115 kV transmission lines, 9.4 miles of 69 kV transmission lines, 5.4 miles of 44 kV and 265.4 miles of 34.5 kV transmission lines. Its distribution system includes about 2,399 miles of overhead lines of
2.4 kV to 34.5 kV, and about 445 miles of underground cable of 2.4 kV to
34.5 kV. At such date, the Company owned approximately 153,275 kVa of substation transformer capacity in transmission substations, 446,050 kVa of substation transformer capacity in distribution substations and 1,070,604 kVa of transformers for step-down from distribution to customer use.

     The Company owns 33.8% of the Highgate transmission intertie, a 225-MW converter and transmission line utilized to transmit power from Hydro-Quebec.

     The Company also owns 29.5% of the common stock and 30% of the preferred stock of VELCO, which operates a high-voltage transmission system interconnecting electric utilities in the State of Vermont.


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


                                                                       Winter
                                                                    Capability
               Type     Location           Name              Fuel       MW(1)
               ----     --------           ----              ----   ---------

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

                        Colchester, VT     Gorge #18         Hydro      3.3
                        Essex Jct., VT     Essex #19         Hydro      7.8
                        Waterbury, VT      Waterbury #22     Hydro      5.0
                        Bolton, VT         DeForge #1        Hydro      7.8

               Diesel   Vergennes, VT      Vergennes #9      Oil        4.2
                        Essex Jct., VT     Essex #19         Oil        4.4

               Gas      Berlin, VT         Berlin #5         Oil       56.6
               Turbine  Colchester, VT     Gorge #16         Oil       16.1

               Wind     Searsburg, VT                        Wind       1.2
Jointly Owned  Steam    Vernon, VT         Vermont Yankee    Nuclear   93.8(2)
                        Yarmouth, ME       Wyman #4          Oil        7.1
                        Burlington, VT     McNeil            Wood       6.6(3)

               Combined Ludlow, MA         Stony Brook #1    Oil/Gas   31.0(2)
                                                                      _____
Total Winter Capability                                               256.3

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


ITEM 3.  LEGAL PROCEEDINGS


     See the discussion Item 7. MD&A - "Environmental Matters" concerning a notice received by the Company in 1982 under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     None.


                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     Outstanding shares of the Common Stock are listed and traded on the New York Stock Exchange under the symbol "GMP". The following tabulation shows the high and low sales prices for the Common Stock on the New York Stock Exchange during 1997 and 1996:



                                            HIGH         LOW
        1996           First Quarter       $29 1/8      $26 7/8
                       Second Quarter       27 7/8       22 7/8
                       Third Quarter        26 3/8       23 1/2
                       Fourth Quarter       25 1/8       22 3/4

        1997           First Quarter        25 1/4       22 5/8
                       Second Quarter       24 5/8       22 3/8
                       Third Quarter        26 1/4       18 7/8
                       Fourth Quarter       19 1/4       17 9/16

     The number of common stockholders of record as of March 11, 1998 was 7,883.

     Quarterly cash dividends were paid as follows during the past two years:

                  First       Second       Third        Fourth
                  Quarter     Quarter      Quarter      Quarter
                  -------     -------      -------      -------

      1996       53 cents     53 cents      53 cents     53 cents
      1997       53 cents     53 cents    27.5 cents   27.5 cents


     Dividend Policy - On September 17, 1997, the Company's Board of Directors announced a reduction in the quarterly dividend from $.053 per share to $0.275 per share on the Company's common stock.

     Historically, the Company has based its dividend policy on the continued validity of three assumptions: The ability to achieve earnings growth, the receipt of an allowed rate of return that accurately reflects the Company's cost of capital, and the retention of its exclusive franchise. The Company's common stock dividend payout has ranged from 94 to 103 percent of earnings over the past five years. The Company's revised dividend policy, which incorporates a target payout ratio of 60 to 70 percent, reflects the greater risks facing the Company as a result of the changing environment of the electric utility industry. This policy contemplates a target payout that is in line with industry trends and is comparable to that of other companies in the utility industry. The policy assumes fair and appropriate ratemaking. However, the VPSB's recent rate Order, if unchanged, will require the Company to reassess the current dividend level. See Item 7. MD&A "Future Outlook - Competition and Restructuring" and Note C of Notes to Consolidated Financial Statements for discussion of limitations on dividends.


ITEM 6.  SELECTED FINANCIAL DATA  (In thousands except per share amounts)

Results of operations for the years ended December 31
-----------------------------------------------------

                                            1997         1996         1995         1994         1993
                                          ---------    ---------    ---------    ---------    ---------
Operating Revenues........................$179,323     $179,009     $161,544     $148,197     $147,253
Operating Expenses........................ 163,808      162,882      146,249      133,680      132,427
                                          ---------    ---------    ---------    ---------    ---------
  Operating Income........................  15,515       16,127       15,295       14,517       14,826
                                          ---------    ---------    ---------    ---------    ---------
Other Income
  AFUDC - equity..........................     357          175           27          263          273
  Other...................................   1,216        3,055        3,607        3,418        2,360
                                          ---------    ---------    ---------    ---------    ---------
    Total other income....................   1,573        3,230        3,634        3,681        2,633
                                          ---------    ---------    ---------    ---------    ---------
Interest Charges
  AFUDC - borrowed funds..................    (315)        (468)        (547)        (539)        (357)
  Other...................................   7,965        7,866        7,973        7,735        7,185
                                          ---------    ---------    ---------    ---------    ---------
    Total interest charges................   7,650        7,398        7,426        7,196        6,828
                                          ---------    ---------    ---------    ---------    ---------

Net Income................................   9,438       11,959       11,503       11,002       10,631

Dividends on Preferred Stock..............   1,433        1,010          771          794          811
                                          ---------    ---------    ---------    ---------    ---------
Net Income Applicable to Common Stock.....  $8,005      $10,949      $10,732      $10,208       $9,820
                                          =========    =========    =========    =========    =========
Common Stock Data
  Earnings per share......................   $1.57        $2.22        $2.26        $2.23        $2.20
  Cash dividends declared per share.......   $1.61        $2.12        $2.12        $2.12        $2.11
  Weighted average shares outstanding.....   5,112        4,933        4,747        4,588        4,457



Financial Condition as of December 31
-------------------------------------
                                            1997         1996         1995         1994         1993
                                          ---------    ---------    ---------    ---------    ---------

Assets

 Utility Plant, Net.......................$196,720     $189,853     $181,999     $175,987     $171,411
 Other Investments........................  21,997       20,634       20,248       20,751       22,528
 Current Assets...........................  29,125       30,901       30,216       28,798       26,215
 Deferred Charges.........................  35,831       43,224       42,951       35,659       33,893
 Non-Utility Assets.......................  42,060       39,927       37,868       33,416       28,626
                                          ---------    ---------    ---------    ---------    ---------
  Total Assets............................$325,733     $324,539     $313,282     $294,611     $282,673
                                          =========    =========    =========    =========    =========

Capitalization and Liabilities

 Common Stock Equity......................$114,377     $111,554     $106,408     $101,319      $97,149
 Redeemable Cumulative Preferred Stock....  17,735       19,310        8,930        9,135        9,385
 Long-Term Debt, Less Current Maturities..  93,200       94,900       91,134       74,967       79,800
 Capital Lease Obligation.................   8,342        9,006        9,778       10,278       11,029
 Curent Liabilities.......................  25,286       21,037       32,629       40,441       37,925
 Deferred Credits and Other...............  53,723       54,968       52,041       49,434       40,214
 Non-Utility Liabilities..................  13,070       13,764       12,362        9,037        7,171
                                          ---------    ---------    ---------    ---------    ---------
  Total Capitalization and Liabilities....$325,733     $324,539     $313,282     $294,611     $282,673
                                          =========    =========    =========    =========    =========


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OFOPERATIONS

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


                             EARNINGS SUMMARY


     Earnings per average share of common stock in 1997 were $1.57 as compared with $2.22 in 1996 and $2.26 in 1995. The 1997 earnings represent an earned return on average common equity of 7.1 percent. The earned return on average common equity in 1996 was 10.0 percent and 10.3 percent in 1995.

     The 1997 decrease in earnings was primarily due to diminished results by two of the Company's wholly-owned subsidiaries. Mountain Energy, Inc., the Company's subsidiary that has invested in energy generation and energy and wastewater efficiency projects, earned $1.2 million less in 1997 than in 1996, primarily due to operating losses incurred by Micronair, LLC, a company in which Mountain Energy acquired a 71 percent interest in 1997, and a decline in rates paid for power generated by one of the California wind facilities in which it has invested. Green Mountain Resources Inc.'s (GMRI) loss in 1997 was $1.4 million greater than the loss in 1996 due primarily to the development costs of its investment in Green Mountain Energy Resources L.L.C.
(GMER), the retail energy company in which the Company sold a 67 percent interest to an affiliate of the Sam Wyly family during the third quarter of 1997. Subsequently, the Wyly family affiliate invested an additional $10 million in GMER, increasing its ownership percentage to 74.3 percent.

     The 1996 decrease in earnings was primarily due to increased mandatory purchases of power from independent power producers resulting from greater production from in-state hydroelectric plants and unusually warm weather in December 1996 that adversely affected the Company's electric operating revenues and sales of propane by the Company's wholly-owned subsidiary, Green Mountain Propane Gas Company.

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

     In states across the country, including the New England states, there has been an increasing number of proposals to allow retail customers to choose their electricity suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). Increased competitive pressure in the electric utility industry may restrict the Company's ability to charge energy prices high enough to recover embedded costs, such as the cost of purchased power obligations or of generation facilities owned by the Company. The amount by which such costs might exceed market prices is commonly referred to as "stranded costs."

     Regulatory and legislative authorities at the federal level and among states across the country, including Vermont, are considering how to facilitate competition for electricity sales at the wholesale and retail levels. On October 24, 1994, the Vermont Public Service Board
(VPSB) and the Vermont Department of Public Service (the Department) convened a "Roundtable on Competition and the Electric Industry," consisting of representatives of affected parties. On July 17, 1995, a subgroup of the Roundtable agreed on a set of 14 principles intended to guide the debate in Vermont concerning competition. These principles, among other things, call for exploration of the potential for retail competition, honoring of past utility commitments incurred under regulation, protection for low income customers, and continued exploration of renewable resources, energy efficiency and environmental protections.

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

     On October 16, 1996, the VPSB issued a Draft Report and Order which proposed the commencement of competitive retail sales of electricity in early 1998, while distribution and transmission functions would remain subject to regulation. The Company and other parties responded to the Draft Report and Order in November 1996, and the VPSB issued its Final Report and Order on December 31, 1996 (Final Report).

     The Final Report indicated that Vermont investor-owned utilities may be required to divide their competitive retail and regulated distribution and transmission functions into separate corporate subsidiaries in order to achieve a functional separation of regulated and unregulated businesses, and envisioned competition for all customer classes to be completed by the end of 1998. In view of this potential change in structure as well as the unknown relative level of competition each corporation may face, the Company cannot predict the future cost or availability of capital for the new subsidiary corporations, except to the extent that it has already created a functionally-separate retail marketing affiliate, GMER. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Unregulated Businesses
- Green Mountain Resources, Inc." Furthermore, most of the assets of the Company are encumbered by a lien of the Company's First Mortgage Indenture. The Company cannot predict with certainty at this time the cost and feasibility of obtaining approval from the existing bondholders, to the extent that it is determined that such approvals are necessary, in order to achieve functional separation.

     The Final Report proposed an approach that takes into account multiple factors that the VPSB believes will "create the opportunity for full recovery of stranded costs provided they are legitimate, verifiable, otherwise recoverable, prudently incurred and non-mitigable," but the Final Report also stated the VPSB's belief that "an opportunity for full recovery must be explicitly tied to successful mitigation." The Final Report further provided that, where a utility has successfully mitigated its stranded costs, the opportunity should exist for substantial or full recovery of stranded costs when the magnitude of the post-mitigation stranded costs, among other things, allows for rates that are comparable to regional rates.

     The Final Report proposed that allowed stranded cost recovery be accomplished through the use of a non-bypassable access charge, or Competitive Transition Charge (CTC), collected by the regulated distribution company. The Final Report also endorsed the securitization of stranded costs through the assignment of CTC receipts as a means of achieving lower-cost financing and supported legislative action to achieve these savings.

     In early 1997, the Company, Central Vermont Public Service Corporation (CVPS), representatives of the Governor of Vermont and the Department negotiated a Memorandum of Understanding (MOU) that outlined agreed-upon positions among the parties relative to the recovery of stranded costs, distribution company rates, corporate unbundling and societal benefit programs.

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

     The Company has strenuously opposed the enactment of S. 62 into law principally because its stranded cost sharing provisions would jeopardize the Company's financial viability. The ability of the Company to apply accounting standards that recognize the economic effect of rate regulation and record regulatory assets and liabilities would be significantly challenged by the proposed enactment of S. 62. In the event that the criteria for applying Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71) are no longer met, the Company would be required to write-off a material amount of its regulatory assets. More significantly, the Company would be required to record its best estimate of the loss resulting from the equal sharing between the Company and its customers of the portion of stranded costs represented by above-market purchase power obligations. These obligations result from contracts for power entered into by the Company to meet its obligation to serve its retail customers. Such losses could impact the Company's credit rating, dividend policy and financial viability.

     In mid-April 1997, the Vermont House of Representatives indicated through its Speaker that there was insufficient time in the legislative session (which ended in June 1997) to act upon a utility restructuring bill. S. 62 was not considered by the Vermont House of Representatives in the 1997 legislative session. However, along with other proposed bills, it is being considered by the House of Representatives during the 1998 session.

     On July 28, 1997, the Speaker of the House named an eleven member non-standing committee to consider reform of the Vermont Electric Utility Regulatory System. In mid-October 1997, the Chair of the Committee reported that the Committee did not recommend that the Vermont Legislature consider legislation during the 1998 session to allow customer choice at this time. Nevertheless, proposed electric utility-related legislation, which the House has taken no action on, consists of the following: (1) H. 663, which would create performance-based regulation, but not provide for competitive retail sales of electricity;
(2) H. 701, which would mirror most of the terms of the MOU but would not provide reasonable stranded cost recovery for the Company; and (3)
H. 675, which also would mirror most of the terms of the MOU but would confer jurisdiction on the VPSB to provide for stranded cost recovery as a ratemaking function.

     There is no assurance that any restructuring legislation will be enacted by the Vermont General Assembly in its 1998 session that is scheduled to adjourn mid-April 1998 or, if legislation is enacted, that it will be consistent with the terms of the Final Report. The Company has stated its position that if legislation is enacted that threatens the Company's financial integrity, it will pursue all remedies available to it under law.


     Risk Factors -- The major risk factors for the Company arising from electric industry restructuring, including risks pertaining to the recovery of stranded costs, are: (i) regulatory and legal decisions;
(ii) the market price of power; and (iii) the amount of market share retained by the Company. There can be no assurance that a final restructuring plan ordered by the VPSB, the courts, or through legislation will include a CTC or other mechanism that would allow for full recovery of stranded costs and include a fair return on those costs as they are being recovered. If laws are enacted or regulatory decisions are made that do not offer an adequate opportunity to recover stranded costs, the Company believes it has compelling legal arguments to challenge such laws or decisions.

     The largest category of the Company's stranded costs are future costs under long-term power purchase contracts. The Company intends to pursue compliance with the steps outlined in the Final Report and aggressively to pursue mitigation efforts in order to maximize its recovery of these costs. The magnitude of stranded costs for the Company is largely dependent upon the future market price of power. The Company has discussed various market price scenarios with interested parties for the purpose of identifying stranded costs. Preliminary market price assumptions, which are likely to change, have resulted in estimates of the Company's stranded costs of between $265 million and $1.1 billion.

     If retail competition is implemented in Vermont, there will be an impact on the Company's revenues from electricity sales. However, the Company is unable to predict at this time the extent of this impact. GMER, the Company's affiliate, is expected to participate in the residential and small commercial and industrial customer market in Vermont at such time when restructuring occurs. The Company has agreed not to compete against GMER in the retail energy business for a period of seven years. The Company, itself or through another marketing affiliate, may elect to endeavor to retain and attract larger commercial customers in a competitive retail environment, but neither its relative prospects or the margins it will realize on any such sales can be estimated at this time.

     Historically, electric utility rates have been based on a utility's cost of service. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. SFAS 71 requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.

     As described in Note A.2 in the Notes to Consolidated Financial Statements, the Company complies with the provisions of SFAS 71. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Factors that could give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the Company's ability to charge prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. (See Note I of the Notes to Consolidated Financial Statements.)

     The Company believes that the provisions of the Final Report, if implemented, would meet the criteria for continuing application of SFAS 71 as to those costs for which recovery is permitted. S. 62, however, would not meet the criteria for the continuing application of SFAS 71. Under SFAS 5, Accounting for Contingencies, the enactment of S. 62 or other restructuring legislation or order containing comparable provisions on stranded cost recovery would also require the Company to immediately estimate and record losses, on an undiscounted basis, for any discretionary above market power purchase contracts and other costs which are not probable of recovery from customers, to the extent that those costs are estimable. The Company is unable to predict what form enacted legislation will take, and it cannot predict if or to what extent SFAS 71 will continue to be applicable in the future. Members of the staff of the Securities and Exchange Commission have raised questions concerning the continued applicability of SFAS 71 to certain other electric utilities facing restructuring.

     On July 24, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board indicated that utilities should immediately discontinue application of SFAS 71 for those business segments which will become unregulated, if the utility has a final plan in place for transition to competition. To the extent that the discontinued segment has assets secured in arrangements such as a CTC, those assets would continue to be accounted for under SFAS 71.

     SFAS 121, Accounting for the Impairment of Long Lived Assets, which was implemented by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues be revalued based upon future cash flows. SFAS 121 requires that a rate-regulated enterprise recognize an impairment loss for regulatory assets which are no longer probable of recovery. As of December 31, 1997, based upon the regulatory environment within which the Company currently operates, no impairment loss was incurred. Competitive influences or regulatory developments may impact this status in the future.

     The Company cannot predict whether restructuring legislation enacted by the Vermont General Assembly or any subsequent report or actions of, or proceedings before, the VPSB or the Vermont General Assembly would have a material adverse effect on the Company's operations, financial condition or credit ratings. The Company's failure to recover a significant portion of its purchased power costs, or to retain and attract customers in a competitive environment, would likely have a material adverse effect on the Company's business, including its operating results, cash flows and ability to pay dividends at current levels.

     For a discussion of a major risk factor arising from Vermont regulatory treatment of the Company's recent rate filing, see Note I of the Notes to Consolidated Financial Statements.


     Unregulated Businesses -- The following is a discussion of the Company's unregulated enterprises.

     Mountain Energy, Inc., which has invested in energy generation and energy and waste water efficiency projects, earned $142,000 in 1997, compared to net income of $1.32 million in 1996. The 1997 decrease in earnings was due primarily to start-up operating losses incurred by Micronair, LLC. and a decline in rates paid for power generated by one of its wind facilities in California. The 1997 results contributed 3 cents of earnings per share to the Company's consolidated results as compared to 27 cents in 1996.

     Since its formation in 1989, Mountain Energy has invested more than $20 million in ten operating energy projects, including two California wind projects, hydroelectric projects in California and New Hampshire, a gas cogeneration facility in Illinois and energy efficiency installations in Maine, New York, New Jersey, Massachusetts and Hawaii.

     In 1997, Mountain Energy broadened its investment portfolio by acquiring an initial 35 percent ownership interest in Micronair, LLC, which owns certain patent rights to a wastewater treatment system that provides an innovative and efficient solution to the biosolids disposal issues facing the United States. The Micronairr system enhances both the processing and energy efficiency at wastewater facilities, virtually eliminating biosolids as a byproduct. Mountain Energy increased its ownership interest in Micronair to 71 percent at the end of 1997.

     Green Mountain Propane Gas Company (GMPG), which sells propane gas at retail in Vermont and New Hampshire, experienced a $136,000 loss in 1997 as compared to a $335,000 loss in 1996. The loss in 1997 was due primarily to a decrease in propane sales caused by warmer than normal weather in early 1997. In 1997 and 1996, the losses incurred by GMPG reduced the Company's consolidated earnings by 3 cents and 7 cents, respectively, per share of common stock. On February 20, 1998, GMPG and the Company entered into a sales agreement with VGS Propane, LLC for the sale of all GMPG assets. The sale was completed on March 16, 1998. See
Note I of the Notes to Consolidated Financial Statements.

     The loss in 1996 was due primarily to strong competition, low margins due to significant wholesale price fluctuations, increased producer pipeline restrictions beginning in November 1996 and warmer than normal weather in December 1996.

     The Company's unregulated rental water heater business earned $381,000 in 1997, a slight increase from 1996's net income of $379,000. The 1997 and 1996 results contributed 7 and 8 cents of earnings, respectively, per share to the Company's consolidated results.

     Green Mountain Resources, Inc., which was formed in April 1996 to explore opportunities in competitive retail energy markets, experienced a loss of $2.0 million in 1997 that was $1.4 million greater than its loss of $579,000 in 1996, due primarily to the development costs of its investment in GMER.

     On August 6, 1997, the Company and the Sam Wyly family announced that their affiliates will jointly own GMER, a Delaware limited liability company of which GMRI was the sole owner. GMER is competing in the emerging consumer retail energy market starting in California where customers are able to choose their electricity supplier as of March 31, 1998. GMER has created retail brands of electricity and natural gas that will be sold to consumers who care about the environment in competitive markets across the nation. An affiliate of the Sam Wyly family, Green Funding I, L.L.C. (the Investor), entered into an Operating Agreement with GMRI governing the ownership of GMER. Pursuant to the terms of the Operating Agreement, the Investor initially agreed to invest up to $30 million in GMER in exchange for an equity interest of 67 percent while GMRI contributed certain assets and business development concepts in exchange for an equity interest of 33 percent in GMER. Subsequently, the Investor agreed to invest an additional $10 million in GMER, increasing its ownership percentage to
74.3 percent. These ownership interests may be reduced further if GMER warrants and options issued to GMER management and consultants are exercised. GMRI's ownership percentage of GMER will be further diluted if the Investor and/or third parties contribute additional capital to GMER and GMRI does not make pro rata additional capital contributions at such time. GMRI received a payment of $4 million from GMER at the closing as reimbursement for certain development expenses incurred. Pursuant to the terms of the Operating Agreement, funds provided by the Investor will be used to pay future GMER development expenses and operating costs. GMRI is not obligated to fund future development costs, and the Operating Agreement provides that GMRI will not be allocated operating losses from GMER, thus limiting the Company's shareholders' future financial risk while preserving their opportunity to participate in the success of GMER. In addition, the Company and the Investor have agreed that neither the Company nor the Investor will compete against GMER in the retail energy business for a period of seven years.

     Douglas G. Hyde, a director, President and Chief Executive Officer of the Company, resigned those positions with the Company effective August 6, 1997 in order to become the President and Chief Executive Officer of GMER. Thomas C. Boucher, Vice President, Energy Resources and Planning; Kevin W. Hartley, Vice President, Marketing; Karen K. O'Neill, Vice President, Organizational Development; and Peter H. Zamore, General Counsel of the Company, resigned those offices in order to join Mr. Hyde as members of the GMER management team.

     In 1996, GMRI, together with subsidiaries of Hydro-Quebec, Consolidated Natural Gas Corporation and Noverco, Inc., participated in the retail sales of energy in pilot programs in New Hampshire and Massachusetts through Green Mountain Energy Partners L.L.C. (GMEP). In 1997, Consolidated Natural Gas and Noverco withdrew from the pilot program. GMRI has concluded its participation in the Massachusetts pilot, but will continue participating through May 31, 1998 in the New Hampshire pilot program which was designed to test the viability of retail electric competition by providing customer choice in the purchase of electricity. In January 1998, Hydro-Quebec withdrew from the pilot program.


RESULTS OF OPERATIONS


Operating Revenues and MWh Sales--Operating revenues and megawatthour
(MWh) sales for the years 1997, 1996 and 1995 consisted of:

                                         1997         1996          1995
                                         ----         ----          ----

                                              (Dollars in Thousands)
Operating Revenues:
   Retail . . . . . . . . . . . . .   $ 158,790    $ 154,916     $ 140,676
   Sales for Resale . . . . . . . .      17,847       20,667        17,541
   Other  . . . . . . . . . . . . .       2,686        3,426         3,327
                                      ---------    ---------     ---------
Total Operating Revenues  . . . . .   $ 179,323	   $ 179,009     $ 161,544
                                      =========    ---------     ---------
 Megawatthour Sales:
   Retail . . . . . . . . . . . . .   1,806,580    1,775,711     1,723,117
   Sales for Resale . . . . . . . .     588,525      701,835       620,655
                                      ---------    ---------     ---------
Total Megawatthour sales      . . .   2,395,105    2,477,546     2,343,772
                                      =========    =========     =========

Average Number of Customers:
   Residential  . . . . . . . . . .      70,671       70,198        69,659
   Commercial & Industrial  . . . .      12,012       11,853        11,736
   Other  . . . . . . . . . . . . .          75           75            76
                                         ------       ------        ------
Total Customers . . . . . . . . . .      82,758       82,126        81,471
                                         ======       ======        ======

Differences in operating revenues were due to changes in the following:

                                                    1996          1995
                                                     to            to
                                                    1997          1996
                                                    ----          ----
                                                       (In Thousands)
Operating Revenues:
   Retail Rates . . . . . . . . . . . . . . .    	$ 1,161        $ 9,654
   Retail Sales Volume  . . . . . . . . . . .       2,713          4,586
   Resales and Other Revenues . . . . . . . .      (3,560)         3,225
                                                   -------       -------
Increase in Operating Revenues  . . . . . . .      $  314        $17,465
                                                   =======       =======

     In 1997, total electricity sales decreased 3.3 percent due principally to a decrease in wholesale sales caused by a reduction in low-margin, off-system sales. Sales of electricity to residential customers was negatively impacted by winter temperatures in the first quarter of 1997 that were substantially warmer than normal.

     Total operating revenues were virtually unchanged in 1997. Total retail revenues increased 2.5 percent in 1997 primarily due to an increase in sales of electricity to the Company's small commercial and industrial customers resulting from modest customer growth and an increase in sales to IBM. The increase in retail revenues was nearly offset by a 13.6 percent decrease in wholesale revenues caused by a reduction in low-margin, off-system sales, which had a minimal impact on earnings and a 21.6 percent decrease in other operating revenues caused by a one-time adjustment in 1996 to account for higher charges under a transmission and interconnection agreement between CVPS and the Company.

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

     IBM, the Company's single largest customer, operates manufacturing facilities in Essex Junction, Vermont. IBM's electricity requirements for its main plant and an adjacent plant accounted for 14.0, 13.2 and
12.9 percent of the Company's operating revenues in 1997, 1996 and 1995, respectively. No other retail customer accounted for more than one percent of the Company's revenue.

     In February 1995, the Company and IBM entered into an Economic Development Agreement (EDA I) that governed the prices to be paid by IBM at its Essex Junction facility for incremental electric usage during 1995, 1996 and 1997. The contract, intended to promote growth in IBM's operations and create jobs in the Company's service area, applied only to that portion of IBM's load that exceeded its 1994 consumption level. Most of IBM's electric usage is billed under the Company's tariff rate. The EDA I price, although lower than the Company's tariff rate, exceeded the Company's marginal costs of providing this incremental electric service to IBM. The VPSB approved the EDA I in June 1995.

     Prior to the expiration of the EDA I on December 31, 1997, the Company and IBM negotiated a new, similar EDA (EDA II). The agreement has most of the features of the EDA I, including use of the 1994 base to determine incremental load and pricing above the Company's marginal costs. A separate pricing provision applies to load above 1997 levels. The Company expects the VPSB to approve EDA II as presented in early 1998. The Company believes that the EDA I and EDA II benefit the Company because the agreements encourage the incremental purchase of electricity by IBM at a price above the Company's marginal cost of providing such incremental service.

     Power Supply Expenses -- Power supply expenses constituted 61.3 percent, 61.5 percent and 60.1 percent of total operating expenses for the years 1997, 1996 and 1995, respectively. These expenses increased by $120,000 (0.1 percent) in 1997 and by $12.3 million (14.0 percent) in 1996.

     Total power supply expenses were slightly higher in 1997, although the cost of several individual sources were significantly different from their costs in 1996. Power supply expenses from Vermont Yankee increased 7.3 percent in 1997 primarily due to the deferral in 1996 and the amortization in 1997 of costs associated with a scheduled refueling outage. Company-owned generation expenses increased 60.0 percent in 1997 primarily due to the increased usage of Company-owned plants necessitated by the outage of certain nuclear power plants in the region. These increases were nearly offset by a 6.2 percent decrease in power supply expenses from other resources primarily due to the recognition of $8 million received from Hydro-Quebec under a Memorandum of Understanding entered into in 1996 (as described below) consistent with a VPSB accounting order dated December 31, 1996. (This accounting treatment was subsequently changed. See below.)

     During 1994, the Company negotiated an arrangement with Hydro-Quebec that reduces the cost impacts associated with the purchase of Schedules B and C3 under the 1987 Contract over the November 1995 through October 1999 period (the July 1994 Agreement). Under the July 1994 Agreement, the Company, in essence, will take delivery of the amounts of energy as specified in the 1987 Contract, but the associated fixed costs will be significantly reduced from those specified in the 1987 Contract.

     As part of the July 1994 Agreement, the Company is obligated to purchase $4 million (in 1994 dollars) worth of research and development work from Hydro-Quebec over the four-year period, and made a $6.5 million (in 1994 dollars) cash payment to Hydro-Quebec in 1995. Hydro-Quebec retains the right to curtail annual energy deliveries by 10 percent up to five times, over the 2000 to 2015 period, if documented drought conditions exist in Quebec.

     Under an arrangement negotiated in January 1996, the Company received cash payments from Hydro-Quebec of $3.0 million in 1996 and $1.1 million in 1997. Consistent with allowed ratemaking treatment, the $3.0 million payment reduced purchase power expense by $1.75 million in 1996; the balance of the payment reduced power costs in 1997. The $1.1 million payment reduces purchase power expense ratably over the period beginning June 1997 and ending May 1998. An Order issued by the VPSB in March 1998 requires the Company instead to amortize the $1.1 million over a four-year period. (See Note I of the Notes to Consolidated Financial Statements.)

     The 1996 arrangement requires the Company to shift up to 40 megawatts of its Schedule C3 deliveries to an alternate transmission path, and use the associated portion of the NEPOOL/Hydro-Quebec interconnection facilities to purchase power for the period from September 1996 through June 2001 at prices that vary based upon conditions in effect when the purchases are made. The 1996 arrangement also provides for minimum payments by the Company to Hydro-Quebec for periods in which power is not purchased under the arrangement. Although the level of benefits to the Company will depend on various factors, the Company estimates that the 1996 arrangement will provide a minimum benefit of $1.8 million on a net present value basis.

     Under a separate agreement executed on December 5, 1997, Hydro-Quebec provided a cash payment of $8.0 million to the Company in 1997. In return for this payment, the Company is providing Hydro-Quebec with the choice of selecting one of two alternatives by April 1, 1998, described below:
Alternative A: For the period commencing November 1, 1997 and effective through the remaining term of the 1987 Contract, which expires in 2015, Hydro-Quebec can exercise an option to purchase up to 105,000 MWh on an annual basis, at energy prices established in accordance with the 1987 Contract, for an amount of energy equivalent to the Company's firm capacity entitlements in the 1987 Contract. The cumulative amount of energy purchased over the remaining term of the 1987 Contract shall not exceed 1,900,000 MWh. Hydro-Quebec may not exercise its annual rights to purchase power in the amounts specified under an arrangement made in November 1996 during those years in which Hydro-Quebec exercises its rights to curtail energy deliveries in accordance with the July 1994 Agreement.
Alternative B: For the period commencing November 1, 1997 and effective through the remaining term of the 1987 Contract, Hydro-Quebec can exercise an option to purchase up to 52,500 MWh on an annual basis, at energy prices established in accordance with the 1987 Contract, for an amount of energy equivalent to the Company's firm capacity entitlements in the 1987 Contract. The cumulative amount of energy purchased over the remaining term of the 1987 Contract shall not exceed 950,000 MWh. Unlike Alternative A, Hydro-Quebec's option to curtail energy deliveries pursuant to the July 1994 Agreement can be exercised in addition to the purchase option under Alternative B. Finally, for the period commencing January 1, 1998 and effective though the remaining term of the 1987 Contract under Alternative B, Hydro-Quebec can exercise an option on an annual basis to purchase up to 600,000 MWh at the 1987 Contract energy price. Hydro-Quebec can purchase no more than 200,000 MWh in any given year. Under modifications agreed to by Hydro-Quebec and the Company, Hydro-Quebec has until April 1, 1998 to elect either Alternative A or B. (See Note K of the Notes to Consolidated Financial Statements).

     Notwithstanding the December 31, 1996 accounting order, the VPSB ordered a change in accounting treatment in an Order released on March 2, 1998. The Company intends to appeal or request reconsideration of this decision. (See Note I of the Notes to Consolidated Financial Statements.)

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


     Other Operating Expenses -- Other operating expenses decreased 4.7 percent in 1997 primarily due to an increase in work performed on behalf of GMRI, effectively reducing payroll and overhead expenses for the Company. Additionally, the organizational changes attributable to the creation of GMER resulted in fewer Company employees, causing a reduction in payroll expense.

     Other operating expenses decreased 2.8 percent in 1996 primarily due to a decrease in salaries resulting from a reduction in the workforce and to a decrease in medical insurance claims experienced by the Company.

     Transmission Expenses - Transmission expenses increased 2.7 percent in 1997 primarily due to higher tariffs under a new operating agreement with New England Power Company.

     Transmission expenses increased 9.7 percent in 1996 primarily due to higher tariff rates under a transmission and interconnection agreement between CVPS and the Company discussed below. This increase was offset to a large extent by revenues generated by the same transmission and interconnection agreement.

     In August 1996, the Company received a bill totaling approximately $1.9 million from CVPS for service at certain transmission interconnections that are the subject of a 1993 transmission and interconnection agreement between the Company and CVPS. The bill covered the period October 1993 through June 1996. In September 1996, the Company charged approximately $700,000 of the CVPS invoice to transmission rent expense and deferred the remaining charges. The Company paid the CVPS billing but sought relief under the agreement's arbitration clause on the ground, among others, that substantial portions of the bill, inclusive of interest, were not properly chargeable under the agreement.

     The Company submitted a bill totaling approximately $500,000 to CVPS for its services under the same transmission and interconnection agreement, and credited this amount to transmission services in September 1996. CVPS disputed a portion of the amount billed by the Company, but paid the bill.

     On December 31, 1996, the Company received an accounting order from the VPSB permitting amounts deferred under the transmission and interconnection agreement to be expensed over the remaining eleven years of the agreement subject to review in future rate cases.

     In February 1998, following arbitration, the Company received $428,000 from CVPS, in resolution of each of the parties' claims under this agreement. Management sought to recover in rates (by inclusion in ratebase) the 13-month average balance of the charges from CVPS net of amounts recovered in prior rate orders of the costs of transmission under this agreement, revenues that the Company received under the agreement for providing service to CVPS, and the approximate amount of the arbitration award. The amount sought in the rate case was approximately $747,000. Management received ratemaking treatment for these costs in an Order released by the VPSB on March 2, 1998.


     Maintenance Expenses - Maintenance expenses increased 7.2 percent in 1997 and 6.0 percent in 1996 primarily due to scheduled increases in plant maintenance.


     Depreciation and Amortization - Depreciation and amortization expenses were virtually unchanged in 1997.

     Depreciation and amortization expenses increased 15.3 percent in 1996 primarily due to the amortization of expenditures related to energy conservation programs and the Pine Street Barge Canal site environmental matter (See Note I of the Notes to Consolidated Financial Statements) and to the depreciation of expenditures related to additional investment in the Company's distribution facilities.


     Income Taxes -- The effective federal income tax rates for the years 1997, 1996 and 1995 were 32.8 percent, 27.2 percent and 25.3 percent, respectively.

     The increase in 1997 income taxes is primarily due to an increase in taxable income, an increase in the combined federal and state income tax rate and an increase in the reserve for unaudited income tax years.

     Other Income - Other income decreased 51.3 percent in 1997 primarily due to diminished results by two of the Company's wholly-owned subsidiaries. Mountain Energy, Inc., the Company's subsidiary that invests in energy generation and energy and waste water efficiency projects, earned $1.2 million less in 1997 primarily due to start-up operating losses incurred by Micronair LLC, a company in which Mountain Energy bought a 71 percent interest in 1997, and a decline in rates paid for power generated by one of the California wind facilities in which it has invested. GMRI's loss in 1997 was $1.4 million greater than the loss in 1996 due primarily to the development costs of its investment in GMER, the retail energy company in which the Company sold a controlling interest to an affiliate of the Sam Wyly family during the third quarter of 1997.

     Other income decreased 11.1 percent in 1996 primarily due to a $579,000 loss experienced by GMRI. The impact of the GMRI loss on consolidated earnings was diminished to a large extent by offsetting payments received by the Company from GMEP for work performed on its behalf.


     Dividends on Preferred Stock - Dividends on preferred stock increased 41.8 percent in 1997 and 31.0 percent in 1996 primarily due to the issuance of 120,000 shares of the Company's 7.32 percent, Class E, Series 1 preferred stock in October 1996.


     Interest Charges - Interest charges increased 3.4 percent in 1997 primarily due to an increase in long-term interest related to the sale of $10 million and $4 million of the Company's first mortgage bonds in November and December 1996, respectively. This increase was partially offset by a decrease in interest charges related to a lower amount of short-term debt outstanding during the year.

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

     On July 9, 1996, the Company filed with the FERC the non-discriminatory open access tariffs required by Order 888 and subsequent modifications to the tariff. The tariff defined the Company's transmission system to include subtransmission facilities owned by the Company including Phase I and Phase II facilities and the Company's entitlement to facilities owned by VELCO. The Company's tariffs included charges related to the use of the VELCO transmission system by customers. Other Vermont utilities required to make filings with the FERC under Order 888 followed the same course of action. On July 17, 1997, the FERC approved the Company's Open Access Transmission Tariff, and on August 30, 1997 the Company filed its compliance refund report.

     In accordance with Order 889, the Company has also functionally separated its transmission operations and filed with the FERC a code of conduct for its transmission operations. The Company is currently revising the Code of Conduct in response to a FERC Order respecting it issued on November 3, 1997. The Company does not anticipate any material adverse effects or loss of wholesale customers due to the FERC orders mentioned above.

     Proposed NEPOOL Transmission Tariff -- Under an allocation agreement among VELCO, Northeast Utilities and New England Power Corporation (the Three-Party Agreement), VELCO currently has 14 percent of the capacity of transmission facilities between New England, New York and Canada. VELCO's capacity for such transmission facilities is allocated among Vermont electric utilities, including the Company. The Company's ability to use these delivery paths has been adversely impacted by a proposed NEPOOL open access tariff (NEPOOL Fourth Supplement to Amendment 33) on file with the FERC. Under the tariff as filed, transmission capability or transfer capacity between New York and New England will no longer be allocated in a manner consistent with the Three-Party Agreement. Instead, rights to the transfer capacity will be made more generally available to the market subject to certain contingencies related to NEPOOL generation availability and accounting for the delivery of various grandfathered contracts. Efforts by the Company and other VELCO members to negotiate with NEPOOL participants for the preservation of rights to deliver long-term firm contracts necessary to serve native load on these delivery routes were unsuccessful. Consequently, on November 18, 1997 VELCO filed with the FERC on behalf of the Vermont utilities (including the Company) a motion to intervene and seeking summary judgment with respect to the NEPOOL filing of the Fourth Supplement filing or the VELCO filing. The Company and other Vermont utilities have argued inter alia that the Fourth Supplement was a proposal to terminate the Vermont utilities existing and future rights under the Three Party Agreement allocating the New York and New England transmission ties and, specifically, the PV20 tie with the New York Power Authority (NYPA).


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

     Since 1994, the EPA has established a coordinating council, with representatives of the PRPs, environmental and community groups, the City of Burlington and the State of Vermont presided over by a neutral facilitator. The council has determined, by consensus, what additional studies were appropriate for the site, and is addressing the question of additional response activities. The EPA, the State of Vermont and other parties have entered into two consent orders for completion of appropriate studies. Work is continuing under the second of those orders. Most recently, on September 23, 1997, the council reached tentative agreement on a key component of the proposed remedy for the Pine Street site, namely, placement of an underwater sand/silt cap on areas of the canal and wetland sediments, combined with long-term monitoring to ensure effectiveness of the cap and to ensure that groundwater does not reach Lake Champlain, adjacent to the site. The EPA has estimated the costs of this remedy at between $6 to $10 million, subject to change. In addition, the council is exploring supplemental projects in and around the site and Burlington as part of a larger plan to improve environmental conditions in the vicinity.

     On December 1, 1994, the Company and two other PRPs, New England Electric System (NEES) and Vermont Gas Systems (VGS), entered into a confidential settlement agreement with the State of Vermont, the City of Burlington and nearly all other landowner PRPs under which, subject to certain qualifications, the liability of those landowner PRPs for future Superfund response costs would be limited and specified. On December 1, 1994, the Company entered into a confidential agreement with VGS compromising contribution and cost recovery claims of each party and contractual indemnity claims of the Company arising from the 1964 sale of the manufactured gas plant to VGS. In March 1996, the Company and NEES entered into a confidential agreement compromising past and future contribution and cost recovery claims of both parties relating to response costs. In December 1997, the Company and Southern Union Co. entered into a confidential settlement agreement compromising past and future contribution and cost recovery claims of both parties relating to response costs. The Company has received payment of the full amount provided for in the settlement. In January 1998, the Company and UGI Utilities, Inc. entered into a confidential settlement agreement compromising past and future contribution and cost recovery claims of both parties relating to response costs. The Company has received payment of the initial amount provided for in the settlement. The EPA has advised the Company that it has incurred substantial unrecovered response sums at the site which, together with interest the EPA alleges may be payable, amount to approximately $11.0 million. The Company has not yet received a formal demand for these sums. The Company will vigorously dispute the EPA's recovery of such costs, which include substantial sums for studies and other activities that were not reasonably necessary and were not undertaken consistent with legal and regulatory requirements. Further, the Company's agreements with certain PRP's will reduce the extent to which it may bear these past response costs. Consequently, the Company is not able at this time to predict with certainty whether, or the extent to which, it will be required to pay such past response costs.

     In December 1991, the Company brought suit against eight previous insurers seeking recovery of unrecovered past costs, cost of defense and indemnity against future liabilities associated with environmental problems at the site. Discovery in the case, which was previously subject to a stay, is complete. The Company has reached confidential settlements with the defendants in this litigation; several such settlements are in the final stages of documentation.

     The Company has deferred amounts received from third parties, under confidential settlements, pending resolution of the Company's ultimate liability with respect to the site and rate recognition of that liability.

     Although the cost of the coordinating council's tentative remediation plan, described above, is not expected to approach the EPA's earlier estimate of remediation costs for its original clean-up plan, the current EPA estimate is subject to change. Since the Company believes it may prevail with respect to some of the EPA's unrecovered response costs, the Company is unable to predict at this time the magnitude of any liability resulting from potential claims for the costs to investigate and remediate the site, or the likely disposition or magnitude of claims the Company may have against others, including its insurers, except to the extent described above.

     Through rate cases filed in 1991, 1993, 1994, and 1995, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Barge Canal site. Specifically, the Company proposed rate recognition of its unrecovered expenditures incurred between January 1, 1991 and June 30, 1995 (in the total of approximately $8.7 million) for technical consultants and legal assistance in connection with the EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for the Pine Street Barge Canal site related costs, the Company and the Department reached agreements in these cases that the full amount of the Pine Street Barge Canal site costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB in those proceedings reflected the Pine Street Barge Canal site related expenditures referred to above.
The Company proposed in the rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures.

     In an Order released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street Barge Canal site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street Barge Canal site, taking into account recoveries from insurance carriers and other PRP's, should be "shared" between customers and shareholders of the Company.

     As of December 31, 1997, total expenditures for the Pine Street Barge Canal site were $13.4 million, inclusive of the $11.7 million referred to above.

     An authoritative accounting standard, Statement of Position (SOP) 96-1, has been issued by the accounting profession addressing environmental remediation obligations. This SOP is effective for years beginning in 1997, and addresses, among other things, regulatory benchmarks that are likely triggers of the accrual of estimated losses, the costs included in the measurement, including incremental costs of remediation efforts such as post-remediation monitoring and long-term operation and maintenance costs and costs of compensation and related benefits of employees devoting time to the remediation. This SOP, adopted by the Company in January 1997, as required, did not have a material adverse effect on the Company's financial position or results of operations.

     Clean Air Act -- Because the Company purchases most of its power supply from other utilities, it does not anticipate that it will incur any material direct cost increases as a result of the Federal Clean Air Act or proposals to make more stringent regulations under that Act. Furthermore, only one of its power supply purchase contracts, which expires in early 1998, relates to a generating plant that is likely to be affected by the acid rain provisions of this legislation. Overall, approximately 10 percent of the Company's committed electricity supply (a contract to purchase coal-fired generation that expires in early
1998) is expected to be affected by federal and state environmental compliance requirements.


                      LIQUIDITY AND CAPITAL RESOURCES


     Construction -- The Company's capital requirements result from the need to construct facilities or to invest in programs to meet anticipated customer demand for electric service. If restructuring does occur, the Company will reassess its capital expenditures for generation and other projects and the terms of financing thereof.

Capital expenditures over the past three years and projected for 1998 are as follows:

                                                                 Total Net
Actual Generation Transmission Distribution Conservation Other  Expenditures
------ ---------- ------------ ------------ ------------ -----  ------------
(Dollars in thousands and net of AFUDC and Customer Advances For Construction)
1995    $2,696      $1,067        $8,935        $4,152    $2,969   $19,819
1996     6,287*        528         8,422         3,090     3,511    21,838
1997     3,462*        986         9,680         2,094     3,291    19,513
Forecasted
1998    $1,283        $501        $8,681	       $2,500    $9,221   $22,186

*Includes $4.978 and $2.868 million for wind project in 1996 and 1997, respectively.


     Rates -- On June 16, 1997, the Company filed a request with the VPSB to increase retail rates by 16.7 percent ($26 million in additional annual revenues) and the target return on common equity from 11.25 percent to 13 percent. Initial hearings before the VPSB began November 3, 1997. The VPSB allowed the intervention of various other parties.

     In August 1997, several groups, including the Vermont Public Interest Research Group (VPIRG), demanded that the VPSB appoint an independent counsel to advocate against recovery of Hydro-Quebec power costs by the Company. The VPSB issued an order appointing an "independent investigator," described as a person or persons who will perform a rigorous and impartial analysis of the Company's actions with respect to its power supply options, including the Hydro-Quebec contract. On November 7, 1997, the VPSB selected a firm, MSB Energy Associates, Inc. (MSB) to undertake the tasks.

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

     On October 31, 1997, the Company filed with the VPSB Objections and a Motion to Strike relating to the Hydro Quebec contract testimony and requested that the VPSB schedule oral argument on the motion prior to November 17, 1997. The grounds for the motion were that the VPSB had previously decided the issues sought to be relitigated. The VPSB heard argument on the motion on November 14, 1997 and ruled against the Company, but granted the Company leave to renew the motion. The Company did so in its post-hearing briefs.

     In its testimony, submitted in late 1997, MSB was critical of the Company's power supply decision-making in 1991, and recommended a steep disallowance of the Hydro-Quebec power costs, in excess of $10 million per year. During the rebuttal phase of the rate case, the Company showed that MSB was not independent and did not present "rigorous analysis" as the VPSB had ordered. MSB's presentation adopted the testimony of the Department's principal witnesses as well as theories espoused by a professional expert retained by IBM and MSB failed to present its own analysis showing that, based on any information possessed or available to the Company during the critical summer and fall of 1991, the long-term Hydro-Quebec contract was uneconomic.

     The Company filed a motion to strike the MSB testimony and to impose sanctions upon MSB for submitting testimony without any good faith factual or legal basis. The VPSB struck several portions of MSB's testimony forming the core of their arguments on imprudence, based on legal or contract interpretation, on the ground that MSB had no qualifications to present this testimony.

     Briefs in the case on non-Hydro-Quebec issues were filed January 30, 1998; the Hydro-Quebec briefs were filed on February 2; all reply briefs were filed on February 6. In its final submissions, the Company reduced the requested increase to 14.4 percent ($22 million in additional annual revenues) due to changed estimates of costs to be incurred in the rate year.

     On March 2, 1998, the VPSB released a decision in the rate case. The Order granted a $5.6 million increase in annual revenue in response to the Company's request for a $22 million increase in annual revenue. The Company is exploring all legal and regulatory remedies open to it to challenge the VPSB's decision. The VPSB's ruling, if not changed, would have a significant adverse impact on the Company's reported financial condition and 1998 results of operations and, depending on future proceedings to be conducted by the VPSB, could impact the Company's credit rating, dividend policy and financial viability. See Note I of the Notes to Consolidated Financial Statements for a complete discussion.


     Dividend Policy -- On September 17, 1997, the Company's Board of Directors announced a reduction in the quarterly dividend from $0.53 per share to $0.275 per share on the Company's common stock.

     Historically, the Company has based its dividend policy on the continued validity of three assumptions: The ability to achieve earnings growth, the receipt of an allowed rate of return that accurately reflects the Company's cost of capital, and the retention of its exclusive franchise.

     The Company's common stock dividend payout has ranged from 94 to 103 percent of earnings over the past five years. The Company's revised dividend policy, which incorporates a target payout ratio of 60 to 70 percent, reflects the greater risks facing the Company as a result of the changing environment of the electric utility industry. This policy contemplates a target payout that is in line with industry trends and is comparable to that of other companies in the utility industry. The policy assumes fair and appropriate ratemaking. However, the VPSB's recent rate Order, if unchanged, will require the Company to reassess the current dividend level.


     Financing and Capitalization -- For the period 1995 through 1997, internally generated funds, after payment of dividends, provided approximately 62 percent of total capital requirements for construction, sinking funds and other requirements. The Company anticipates that for 1998, internally generated funds will provide approximately 48 percent of total capital requirements for regulated operations.

     At December 31, 1997, the Company's capitalization consisted of
50.4 percent common equity, 41.8 percent long-term debt and 7.8 percent preferred equity. The Company has a comprehensive capital plan to increase the equity component of its capital structure.

     In May 1997, the rating of the Company's first mortgage bonds by Standard & Poor's was upgraded from "BBB+" to "A-," reflecting Standard & Poor's revised assessment of the ultimate recovery risk of the senior secured debt of utilities. The Company's corporate credit rating remains at "BBB+." The preferred stock rating remains at "BBB." In March 1998, Standard & Poor's placed the Company's credit ratings on Creditwatch with negative implications in reaction to what they characterize as an adverse ruling by the VPSB regarding the Company's rate increase request.

     The rating of the Company's first mortgage bonds by Duff & Phelps remains at "BBB+." The ratings of the Company's preferred stock remains at "BBB." In March 1998, Duff & Phelps placed the Company's credit ratings on Rating Watch - Down in reaction to what they characterize as a negative outcome in the Company's rate increase request decided by the VPSB.

     The rating of the Company's first mortgage bonds by Moody's Investment Services remains at "Baa2." The rating of the Company's preferred stock remains at "baa3." In March 1998, Moody's changed its rating outlook for the Company to negative and indicated the Company's credit ratings were pressured in reaction to what they characterize as a negative order from the VPSB regarding the Company's rate increase request.

     See Note F of the Notes to Consolidated Financial Statements for a discussion of the bank credit facilities available to the Company. See
Note I of the Notes to Consolidated Financial Statements for a discussion of the VPSB rate order.


     Year 2000 Computer Compliance - The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. The Company is in the process of implementing new customer service and financial systems which are year 2000 compliant. An internal study is currently underway to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. These expenditures may be significant and continue through the year 2000.

     The Company expects to have achieved compliance with year 2000 requirements for its financial and operating systems by June 30, 1999. Failure to comply by January 1, 2000 would have a material adverse effect on the Company's operations.


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

                             MANAGEMENT CHANGES


     The Company's Board of Directors elected Christopher L. Dutton as President and Chief Executive Officer and a director of the Company effective August 6, 1997. Mr. Dutton has served as Chief Financial Officer of the Company since 1995. He joined the Company in 1984 and served as Vice President and General Counsel before being named Chief Financial Officer of the Company.

     On October 6,1997, the Company's Board of Directors elected the following officers: Richard B. Hieber, Senior Vice President and Chief Operating Officer; Michael H. Lipson, General Counsel; Edwin M. Norse, Vice President and Chief Financial Officer and Treasurer; and Stephen C. Terry, Senior Vice President, Corporate Development. Jonathan H. Winer will continue to serve as President of the Company's subsidiary, Mountain Energy, Inc., and will assume new responsibilities as part of the Company's senior management.

     On February 9, 1998, the Company's Board of Directors elected the following officers: Mary G. Powell, Vice President Human Resources and Organizational Development, and Nancy R. Brock, Chief Corporate
Strategic Planning Officer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      GREEN MOUNTAIN POWER CORPORATION
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page
Financial Statements

Consolidated Statements of Income
    For the Years Ended December 31, 1997, 1996 and 1995                  43

Consolidated Statements of Cash Flows For the
    Years Ended December 31, 1997, 1996 and 1995                          44

Consolidated Balance Sheets as of
    December 31, 1997 and 1996                                           45-46

Consolidated Capitalization Data as of
    December 31, 1997 and 1996                                            47

Notes to Consolidated Financial Statements                               48-69

Quarterly Financial Information                                          59-60

Report of Independent Public Accountants                                  70

Schedules

For the Years Ended December 31, 1997, 1996 and 1995:

    II  Valuation and Qualifying Accounts and Reserves                    71

             All other schedules are omitted as they are either not required, not applicable or the information is otherwise provided.

Consents and Reports of Independent Public Accountants

             Arthur Andersen LLP                                       70 & 82


                            CONSOLIDATED STATEMENTS OF INCOME

        GREEN MOUNTAIN POWER CORPORATION   For the Years Ended December 31




                                                                      1997                1996                1995
                                                                -----------------    ---------------     ---------------
                                                                         (In thousands, except amounts per share)

Operating Revenues..............................................        $179,323           $179,009            $161,544
                                                                -----------------    ---------------     ---------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation...................          32,817             30,596              30,222
     Company-owned generation...................................           5,327              3,330               3,786
     Purchases from others......................................          62,222             66,320              53,915
  Other operating...............................................          16,780             17,615              18,120
  Transmission.................................................           11,122             10,833               9,874
  Maintenance...................................................           4,785              4,463               4,210
  Depreciation and amortization.................................          16,359             16,280              14,116
  Taxes other than income.......................................           7,205              6,982               6,428
  Income taxes..................................................           7,191              6,463               5,578
                                                                -----------------    ---------------     ---------------
     Total operating expenses...................................         163,808            162,882             146,249
                                                                -----------------    ---------------     ---------------
       Operating Income.........................................          15,515             16,127              15,295
                                                                -----------------    ---------------     ---------------

Other Income
  Equity in earnings of affiliates and
     non-utility operations.....................................             427              2,880               3,513
  Allowance for equity funds used during construction...........             357                175                  27
  Other income and deductions, net..............................             789                175                  94
                                                                -----------------    ---------------     ---------------
    Total other income..........................................           1,573              3,230               3,634
                                                                -----------------    ---------------     ---------------
      Income before interest charges............................          17,088             19,357              18,929
                                                                -----------------    ---------------     ---------------

Interest Charges
  Long-term debt................................................           7,274              6,872               6,546
  Other.........................................................             691                994               1,427
  Allowance for borrowed funds used during
     construction............................................               (315)              (468)               (547)
                                                                -----------------    ---------------     ---------------
    Total interest charges......................................           7,650              7,398               7,426
                                                                -----------------    ---------------     ---------------
Net Income......................................................           9,438             11,959              11,503

Dividends on preferred stock....................................           1,433              1,010                 771
                                                                -----------------    ---------------     ---------------
Net Income Applicable to Common Stock...........................          $8,005            $10,949             $10,732
                                                                =================    ===============     ===============

Common Stock Data
  Earnings per share............................................           $1.57              $2.22               $2.26

  Cash dividends declared per share.............................           $1.61              $2.12               $2.12

  Weighted average shares outstanding...........................           5,112              4,933               4,747


                       The accompanying notes are an integral part of these consolidated financial statements.




                          CONSOLIDATED BALANCE SHEETS

                   GREEN MOUNTAIN POWER CORPORATION    December 31


                                                         1997               1996
                                                       ---------          ---------
                                                              (In thousands)
ASSETS

Utility Plant
    Utility plant, at original cost....................$265,441           $248,135
    Less accumulated depreciation......................  87,689             81,286
                                                       ---------          ---------
      Net utility plant................................ 177,752            166,849
    Property under capital lease.......................   8,342              9,006
    Construction work in progress......................  10,626             13,998
                                                       ---------          ---------
      Total utility plant, net......................... 196,720            189,853
                                                       ---------          ---------
Other Investments
    Associated companies, at equity ...................  15,860             15,769
    Other investments .................................   6,137              4,865
                                                       ---------          ---------
      Total other investments..........................  21,997             20,634
                                                       ---------          ---------
Current Assets
    Cash...............................................     118                238
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............  17,365             17,733
    Accrued utility revenues...........................   6,505              6,662
    Fuel, materials and supplies, at average cost......   3,261              3,621
    Prepayments........................................   1,563              2,206
    Other..............................................     313                441
                                                       ---------          ---------
      Total current assets.............................  29,125             30,901
                                                       ---------          ---------
Deferred Charges
    Demand side management programs....................  13,692             16,409
    Environmental proceedings costs....................   8,441              7,991
    Purchased power costs..............................   4,283              9,163
    Other..............................................   9,415              9,661
                                                       ---------          ---------
      Total deferred charges...........................  35,831             43,224
                                                       ---------          ---------
Non-Utility
    Cash and cash equivalents..........................     153                511
    Other current assets...............................  11,501              3,979
    Property and equipment.............................  10,784             11,226
    Intangible assets..................................   2,116              2,555
    Equity investment in energy-related businesses.....  12,824             12,494
    Other assets.......................................   4,682              9,162
                                                       ---------          ---------
      Total non-utility assets.........................  42,060             39,927
                                                       ---------          ---------
Total Assets...........................................$325,733           $324,539
                                                       =========          =========

  The accompanying notes are an integral part of these consolidated financial statements.



                   GREEN MOUNTAIN POWER CORPORATION    December 31

                                                         1997               1996
                                                       ---------          ---------
                                                              (In thousands)

CAPITALIZATION AND LIABILITIES

Capitalization (See Capitalization Data)
    Common Stock Equity
      Common stock..................................... $17,318            $16,790
      Additional paid-in capital.......................  70,720             68,226
      Retained earnings................................  26,717             26,916
      Treasury stock, at cost..........................    (378)              (378)
                                                       ---------          ---------
        Total common stock equity...................... 114,377            111,554
    Redeemable cumulative preferred stock..............  17,735             19,310
    Long-term debt, less current maturities ...........  93,200             94,900
                                                       ---------          ---------
        Total capitalization........................... 225,312            225,764
                                                       ---------          ---------

Capital Lease Obligation ..............................   8,342              9,006
                                                       ---------          ---------

Current Liabilities
    Current maturuties of long-term debt...............   1,700              3,034
    Short-term debt....................................   2,616              1,016
    Accounts payable, trade, and accrued liabilities...   6,828              6,140
    Accounts payable to associated companies...........   7,661              6,621
    Dividends declared.................................     350                381
    Customer deposits..................................     721                689
    Taxes accrued......................................   2,843                986
    Interest accrued...................................   1,311              1,382
    Other..............................................   1,256                788
                                                       ---------          ---------
        Total current liabilities......................  25,286             21,037
                                                       ---------          ---------
Deferred Credits
    Accumulated deferred income taxes..................  23,501             26,726
    Unamortized investment tax credits.................   4,542              4,825
    Other..............................................  25,680             23,417
                                                       ---------          ---------
        Total deferred credits.........................  53,723             54,968
                                                       ---------          ---------

Non-Utility
    Current liabilities................................   1,119              1,752
    Other liabilities..................................  11,951             12,012
                                                       ---------          ---------
        Total non-utility liabilities..................  13,070             13,764
                                                       ---------          ---------
Total Capitalization and Liabilities...................$325,733           $324,539
                                                       =========          =========

  The accompanying notes are an integral part of these consolidated financial statements.




                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     GREEN MOUNTAIN POWER CORPORATION  For the Years Ended December 31


                                                                         1997          1996          1995
                                                                       ---------     ---------     ---------
                                                                                  (In thousands)
Operating Activities:
  Net Income...........................................................  $9,438       $11,959       $11,503
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................  16,359        16,280        14,116
      Dividends from associated companies less equity income...........     (90)          254           660
      Allowance for funds used during construction.....................    (672)         (643)         (574)
      Deferred purchased power costs...................................    (331)       (5,917)      (12,935)
      Amortization of purchased power costs............................   5,212         5,187         6,036
      Deferred income taxes............................................  (2,715)        1,937         3,715
      Amortization of investment tax credits...........................    (282)         (282)         (283)
      Environmental proceedings costs, net.............................  (2,123)       (1,720)       (1,351)
      Conservation expenditures........................................  (2,411)       (3,207)       (3,960)
      Changes in:
        Accounts receivable............................................     368           347        (2,841)
        Accrued utility revenues.......................................     156          (139)         (510)
        Fuel, materials and supplies...................................     359          (309)            2
        Prepayments and other current assets...........................  (6,749)         (354)        1,562
        Accounts payable...............................................   1,728           221         2,191
        Taxes accrued..................................................   1,856           415          (871)
        Interest accrued...............................................     (71)         (465)         (106)
        Other current liabilities......................................    (164)        1,065           (22)
      Other............................................................   6,635         1,738           (95)
                                                                       ---------     ---------     ---------
    Net cash provided by operating activities..........................  26,503        26,367        16,237
                                                                       ---------     ---------     ---------

Investing Activities:
    Construction expenditures.......................................... (16,409)      (17,541)      (15,314)
    Investment in non-utility property.................................     218        (2,203)       (6,121)
                                                                       ---------     ---------     ---------
      Net cash used in investing activities............................ (16,191)      (19,744)      (21,435)
                                                                       ---------     ---------     ---------
Financing Activities:
    Issuance of preferred stock........................................    --          12,000          --
    Reduction in preferred stock.......................................  (1,575)       (1,620)         (205)
    Issuance of common stock...........................................   3,023         4,642         4,404
    Short-term debt, net...............................................   1,600        (7,400)      (11,799)
    Issuance of long-term debt.........................................    --          14,000        25,917
    Reduction in long-term debt........................................  (4,201)      (16,201)       (4,833)
    Cash dividends.....................................................  (9,637)      (11,455)      (10,818)
                                                                       ---------     ---------     ---------
      Net cash provided by (used in) financing activities.............. (10,790)       (6,034)        2,666
                                                                       ---------     ---------     ---------

    Net increase (decrease) in cash and cash equivalents...............    (478)          589        (2,532)
    Cash and cash equivalents at beginning of year.....................     749           160         2,692
                                                                       ---------     ---------     ---------
Cash and Cash Equivalents at End of Year...............................    $271          $749          $160
                                                                       =========     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.




                                            CONSOLIDATED CAPITALIZATION DATA

                                            GREEN MOUNTAIN POWER CORPORATION  December 31


                                                                                    Issued and Outstanding
CAPITAL STOCK                                                      Authorized        1997         1996         1997         1996
                                                                   -----------    ----------   ----------    ---------    ---------
                                                                                                                 (In thousands)

Common Stock,$3.33 1/3 par value (Note C).......................   10,000,000     5,195,432    5,037,143      $17,318      $16,790
                                                                                                             =========    =========
     -----------------------------------------------------------------------------------------------------------------

                                                                                         Outstanding
                                                        Authorized   Issued          1997         1996         1997         1996
                                                        ---------- -----------    ----------   ----------    ---------    ---------
                                                                                                                 (In thousands)
Redeemable Cumulative Preferred Stock,
 $100 par value (Note D)
   4.75%,Class B, redeemable at
     $101 per share.....................................    15,000     15,000         2,700        2,850         $270         $285
   7%,Class C, redeemable at
     $101 per share.....................................    15,000     15,000         4,650        4,650          465          465
   9.375%,Class D,Series 1,
     redeemable at $101 per share.......................    40,000     40,000         8,000        9,600          800          960
   8.625%,Class D,Series 3,
     redeemable at $101.919 per share...................    70,000     70,000        42,000       56,000        4,200        5,600
   7.32%,Class E,Series 1,..............................   200,000    120,000       120,000      120,000       12,000       12,000
                                                                                                             ---------    ---------
Total Preferred Stock...................................                                                      $17,735      $19,310
                                                                                                             =========    =========


LONG-TERM DEBT (Note E)                                                                                        1997         1996
                                                                                                             ---------    ---------
                                                                                                                 (In thousands)

First Mortgage Bonds
  6.84% Series due 1997......................................................................................$   --         $1,334
  7% Series due 1998.........................................................................................   3,000        3,000
  5.71% Series due 2000......................................................................................   5,000        5,000
  6.21% Series due 2001......................................................................................   8,000        8,000
  6.29% Series due 2002......................................................................................   8,000        8,000
  6.41% Series due 2003......................................................................................   8,000        8,000
  10.0% Series due 2004 - Cash sinking fund,$1,700,000
      annually...............................................................................................  11,900       13,600
  7.05% Series due 2006......................................................................................   4,000        4,000
  7.18% Series due 2006......................................................................................  10,000       10,000
  6.7% Series due 2018.......................................................................................  15,000       15,000
  9.64% Series due 2020......................................................................................   9,000        9,000
  8.65% Series due 2022 - Cash sinking fund,commences 2012...................................................  13,000       13,000
                                                                                                             ---------    ---------
Total Long-term Debt Outstanding.............................................................................  94,900       97,934
  Less Current Maturities (due within one year)..............................................................   1,700        3,034
                                                                                                             ---------    ---------
Total Long-term Debt, Net.................................................................................... $93,200      $94,900
                                                                                                             =========    =========

                The accompanying notes are an integral part of these consolidated financial statements.


Notes to Consolidated Financial Statements


                       A. SIGNIFICANT ACCOUNTING POLICIES

     1. The Company. Green Mountain Power Corporation (the Company) is an investor-owned energy services company located in Vermont that serves one-quarter of its population. The most significant portion of the Company's net income is derived from its regulated electric utility operation, which purchases and generates electric power and distributes it to 83,200 retail and wholesale customers. Two of the Company's wholly-owned subsidiaries (which are not regulated by the Vermont Public Service Board (VPSB)) are Green Mountain Propane Gas Company (GMPG), which supplies propane to 10,000 customers in Vermont and New Hampshire, and Mountain Energy, Inc., which has invested in energy generation and energy and waste water efficiency projects across the United States. In 1996, the Company's wholly-owned, unregulated subsidiary, Green Mountain Resources, Inc. (GMRI), was created to participate in the emerging retail energy market. The results of these subsidiaries, the Company's unregulated rental water heater program and its other unregulated wholly-owned subsidiaries (GMP Real Estate Corporation and Lease-Elec, Inc.) are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Statements of Income. Summarized financial information is as follows:

                                           For the years ended December 31,
                                                   1997         1996
                                                   ----         ----
                                                     (In thousands)
   Revenues  . . . . . . . . . . . . . . .       $11,842      $11,997
   Expenses. . . . . . . . . . . . . . . .        13,439       11,207
                                                 --------     -------
   Net Income  . . . . . . . . . . . . . .       $(1,597)     $   790
                                                 ========     =======

     In 1997, the Company and an affiliate of the Sam Wyly family announced that they will jointly own Green Mountain Energy Resources L.L.C. (GMER), a Delaware limited liability company in which GMRI was the sole owner. GMER is competing in the emerging retail energy market starting in California where customers are able to choose their electricity supplier as of March 31, 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Outlook - Unregulated Businesses for a complete discussion.

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

     The accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for Certain Types of Regulation. Under SFAS 71, the Company is permitted to account for certain transactions in accordance with permitted regulatory treatment. As such, regulators may permit incurred costs, typically treated as expenses, to be deferred and recovered in future revenues. Conditions that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and (2) a change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. In the event that the Company no longer meets the criteria under SFAS 71, the Company would be required to write off related regulatory assets and liabilities.

     SFAS 121, Accounting for the Impairment of Long Lived Assets, which became effective for the Company January 1, 1996, requires that any assets, including regulatory assets, which are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS 121 requires that a rate-regulated enterprise recognize an impairment loss for regulatory assets which are no longer probable of recovery. As of December 31, 1997, based upon the regulatory environment within which the Company currently operates, no impairment loss need be recorded under SFAS 121. Competitive influences or regulatory developments may impact this status in the future. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of electric utility restructuring which may impact the Company's application of SFAS 71 and 121, and Note I of the Notes to Consolidated Financial Statements.


     3. Statements of Cash Flows.  The following amounts of interest
(net of amounts capitalized) and income taxes were paid for the years ending December 31:
                                                1997        1996       1995
                                                ----        ----       ----
                                                       (In thousands)
   Interest . . . . . . . . . . . . . . . .     $7,800      $8,104     $7,940
   Income Taxes (Net of refunds)  . . . . .      5,853       3,727      2,949


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


     5. Depreciation. The Company provides for depreciation on the straight-line method based on the cost and estimated remaining service life of the depreciable property outstanding at the beginning of the year and adjusted for salvage value and cost of removal of the property.

     The annual depreciation provision was approximately 3.6 percent of total depreciable property at the beginning of each year 1997, 1996 and 1995.


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

     The Company defers and amortizes costs associated with its investment in the demand side management program.

     At December 31, 1997, other deferred charges totaled $9.4 million, consisting of repair costs for the Essex and Vergennes hydroelectric facilities, regulatory deferrals of storm damages, rights-of-way maintenance, regulatory proceedings expenses, unamortized debt expense, preliminary survey and investigation charges, transmission interconnection charges and various other projects and deferrals.


     8. Earnings Per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during each year.

     In March 1997, the Financial Accounting Standards Board issued a new accounting standard, Statement of Financial Accounting Standards
No. 128, Earnings per Share (SFAS 128). SFAS 128, effective for financial statements issued for annual periods ending after December 15, 1997, replaces the definition of primary earnings per share, calculated in accordance with the provisions of APB 15, with a new calculation, basic earnings per share. Fully diluted earnings per share, now called diluted earnings per share, is still required. Since the Company has not issued any potentially dilutive securities, both calculations are the same.


     9. Major Customers. The Company had one major retail customer, IBM, metered at two locations, that accounted for 14.0, 13.2 and
12.9 percent of operating revenues in 1997, 1996 and 1995, respectively.


     10. Pension and Retirement Plans. The Company has a defined benefit pension plan covering substantially all of its employees. The retirement benefits are based on the employees' level of compensation and length of service. The Company's policy is to fund all accrued pension costs. The Company records annual expense based on amounts funded in accordance with methods approved in the rate-setting process.

Net pension costs reflect the following components and assumptions:
                                                      1997     	1996     1995
                                                      ----      ----     ----
                                                       (Dollars in thousands)
Service cost-benefits earned during the period  .    $  720   $  689   $  687
Interest cost on projected benefit obligations  .     2,069    1,912    1,671
Actual return on plan assets  . . . . . . . . . .    (6,339)  (4,383)  (6,447)
Net amortization and deferral . . . . . . . . . .     3,432    1,756    4,232
Effect of voluntary retirement program  . . . . .       ---      416      765
Adjustment due to actions of regulator  . . . . .       126     (366)    (878)
                                                     ------   ------   -------
Net periodic pension cost funded and recognized .    $    8   $   24   $   30
                                                     ======   ======   =======

Assumptions used to determine pension costs and the related benefit obligation in 1997, 1996 and 1995 were:
   Discount rate . . . . . . . . . . . . . . . .     	 7.25%    8.0%     8.0%
   Rate of increase in future compensation levels    	 4.5%     5.0%     5.0%
   Expected long-term rate of return on assets .     	 9.0%     9.0%     9.0%


The following table sets forth the plan's funded status as of December
31:
                                                 1997       1996       1995
                                                 ----       ----       ----
                                                        (In thousands)
Actuarial present value of benefit obligations:
   Accumulated benefit obligations,
     including vested benefits of $24,231,
     $21,146 and $19,107, respectively . . . . 	($25,717)  ($21,376) ($19,431)
                                                =========  ========= =========
   Projected benefit obligations for
     service rendered to date  . .  . . . . . .	($28,630)  ($25,615) ($21,974)
Plan assets at fair value  . . . . . . . . . .    35,773     31,286    28,685
                                                ---------  --------- ---------
Assets in excess of projected
   benefit obligations . . . . . . . . . . . .    	7,143      5,671     6,711
Unrecognized net gain from past
   experience different from that assumed  . .    (5,962)    (4,734)   (5,188)
Prior service cost not yet recognized in net
   periodic pension cost . . . . . . . . . . .     1,247      1,474     1,506
Unrecognized net asset at transition
   being recognized over 16.47 years . . . . .    (1,249)    (1,477)   (1,706)
Adjustment due to actions of regulator . . . .    (1,179)      (934)   (1,323)
                                                 --------   --------   -------
Prepaid pension cost included in other assets    $   ---   	$   ---    $  ---
                                                 ========   ========   =======

     The plan assets consist primarily of cash equivalent funds, fixed income securities and equity securities.

     The Company also has a supplemental pension plan for certain employees. Pension costs for the years ended December 31, 1997, 1996 and 1995 were $456,000, $494,000 and $397,000, respectively, under this plan. This plan is funded in part through insurance contracts.


     11. Postretirement Health Care Benefits. The Company provides certain health care benefits for retired employees and their dependents. Employees become eligible for these benefits if they reach normal retirement age while working for the Company. The Company accrues the cost of these benefits during the service life of covered employees.

     Accrued postretirement health care expenses are recovered in rates if those expenses are funded. In order to maximize the tax deductible contributions that are allowed under IRS regulations, the Company amended its pension plan to establish a 401-h sub-account and separate VEBA trusts for its union and non-union employees. The plan assets consist primarily of cash equivalent funds, fixed income securities and equity securities.

     Net postretirement benefits costs reflect the following components and assumptions:
                                                  1997      1996       1995
                                                  ----      ----       ----
                                                        (In thousands)
Accumulated postretirement benefit obligation:
   Current retirees . . . . . . . . . . . .   ($ 6,412)  ($ 4,563)  ($ 4,594)
   Participants currently eligible  . . . .       (483)	     (772)      (681)
   All others . . . . . . . . . . . . . . .     (4,151)    (3,837)    (3,384)
                                              ---------  ---------  ---------
Total accumulated postretirement benefit
   obligation . . . . . . . . . . . . . . .    (11,046)    (9,172)    (8,659)
Plan assets at fair value . . . . . . . . .      7,893      6,327      5,465
                                              ---------  ---------   --------
Accumulated postretirement benefit
   obligation in excess of plan assets  . .     (3,153)	   (2,845)    (3,194)
Unrecognized prior service cost . . . . . .       (805)      (867)      (929)
Unrecognized transition obligation  . . . .      5,278      5,630      5,982
Unrecognized net gain . . . . . . . . . . .     (1,400)    (1,879)    (1,687)
                                               --------   --------   --------
Prepaid (accrued) postretirement benefit
   cost . . . . . . . . . . . . . . . . . .    $   (80)   $    39    $   172
                                               ========   ========   ========


     Net periodic postretirement benefit cost includes the following components:

                                                   1997       1996      1995
                                                   ----       ----      ----
                                                        	(In thousands)
Service cost . . . . . . . . . . . . . . . .     $   228   $   247     $ 224
Interest cost  . . . . . . . . . . . . . . .         763       698       697
Actual return on plan assets . . . . . . . .      (1,566)     (870)     (586)
Deferred asset gain. . . . . . . . . . . . .       1,028       407       264
Recognition of transition obligation,
   net of amortization . . . . . . . . . . .         261       245       234
                                                 -------   -------   -------
Total net periodic postretirement
   benefit cost  . . . . . . . . . . . . .       $   714   $   727   $   833
                                                 =======   =======   =======

     Assumptions used to determine postretirement benefit costs and the related benefit obligation were:

                                               	   1997      1996      1995
                                                   ----      ----      ----
Discount rate to determine postretirement
  benefit costs .  . . . . . . . . . . . . .       8.0%      8.0%       8.5%
Discount rate to determine postretirement
  benefit obligation . . . . . . . . . . . .       7.25%     8.0%       8.5%
Expected long-term rate of return on assets.        8.5%     8.5%       7.5%

     For measurement purposes, a 5.8 percent annual rate of increase in the per capita cost of covered benefits was assumed for 1997; the rate was assumed to decrease gradually to 5.0 percent by the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $1.7 million and the aggregate of the service and interest components of net periodic postretirement benefit cost for the year ended December 31, 1997 by $156,000.


     12. Fair Value of Financial Instruments. If the first mortgage bonds and preferred stock outstanding at December 31, 1997 were refinanced using new issue debt rates of interest, which, on average, are lower than the Company's outstanding rates, the present value of those obligations would differ from the amounts outstanding on the December 31, 1997 balance sheet by 4 percent. In the event of such a refinancing, there would be no gain or loss, inasmuch as under established regulatory precedent, any such difference would be reflected in rates and have no effect upon income.


     13. Deferred Credits. At December 31, 1997, the Company had other deferred credits and long-term liabilities of $25.7 million, consisting of operating lease equalization, reserves for damage claims and environmental liabilities and accruals for employee benefits.


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


     The Company accounts for investments in the following companies by the equity method:
                                  Percent Ownership       Investment in Equity
                                at December 31, 1997          December 31,
                                --------------------      --------------------
                                                            1997         1996
                                                            ----         ----
                                                               (In thousands)
VELCO - Common . . . . . . . . .          29.5%          $  1,833      $ 1,834
      - Preferred  . . . . . . .          30.0%               961        1,118
                                                         --------      -------
Total VELCO  . . . . . . . . . .                            2,794        2,952
Vermont Yankee - Common  . . . .          17.9%             9,701        9,768
New England Hydro-Transmission -
     Common  . . . . . . . . . .          3.18%             1,063        1,205
New England Hydro-Transmission
     Electric - Common . . . . .          3.18%             1,811        1,891
                                                          -------      -------
                                                          $15,369      $15,816
                                                          =======      =======

     Undistributed earnings in associated companies totaled $632,000 at December 31, 1997.


     VELCO. VELCO is a corporation engaged in the transmission of electric power within the State of Vermont. VELCO has entered into transmission agreements with the State of Vermont and other electric utilities, and under these agreements bills all costs, including interest on debt and a fixed return on equity, to the State and others using the system. The Company's purchases of transmission services from VELCO were $7.6 million, $7.7 million and $7.6 million for the years 1997, 1996 and 1995, respectively. Pursuant to VELCO's Amended Articles of Association, the Company is entitled to approximately 30 percent of the dividends distributed by VELCO. The Company has recorded its equity in earnings on this basis and also is obligated to provide its proportionate share of the equity capital requirements of VELCO through continuing purchases of its common stock, if necessary.

     Summarized financial information for VELCO is as follows:
                                                         December 31,
                                                 ------------------------
                                                 1997      1996      1995
                                                 ----      ----      ----
                                           	          (In thousands)
Company's equity in net income . . . . . . .   	$   354  $   383   $   377
                                                =======  =======   =======
Total assets . . . . . . . . . . . . . . . .   	$70,566  $74,065   $71,668
Less:
   Liabilities and long-term debt  . . . . .   	61,162	   64,159    61,238
                                                ------   -------   -------
Net assets . . . . . . . . . . . . . . . . .   	$9,404   $ 9,906   $10,430
                                                ======   =======   =======
Company's equity in net assets . . . . . . .   	$2,794   $ 2,952   $ 3,089
                                                ======   =======   =======


     Vermont Yankee. The Company is responsible for 17.7 percent of Vermont Yankee's expenses of operations, including costs of equity capital and estimated costs of decommissioning, and is entitled to a similar share of the power output of the nuclear plant, which has a net capacity of 531 megawatts. Vermont Yankee's current estimate of decommissioning costs is approximately $386 million, of which $193 million has been funded. At December 31, 1997, the Company's portion of the net unfunded liability was $34 million, which it expects will be recovered through rates over Vermont Yankee's remaining operating life. As a sponsor of Vermont Yankee, the Company also is obligated to provide 20 percent of capital requirements not obtained by outside sources. During 1997, the Company incurred $28.5 million in Vermont Yankee annual capacity charges, which included $1.9 million for interest charges. The Company's share of Vermont Yankee's long-term debt at December 31, 1997 was $16.2 million.

     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.9 billion. Any liability beyond $8.9 billion is indemnified under an agreement with the Nuclear Regulatory Commission, but subject to congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $8.7 billion per incident by assessing premiums of $79.3 million against each of the 110 reactor units in the United States that are currently subject to the Program, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is expected to be adjusted at least every five years to reflect inflationary changes.

     The above insurance now covers all workers employed at nuclear facilities for bodily injury claims. Vermont Yankee had previously purchased a Master Worker insurance policy with limits of $200 million with one automatic reinstatement of policy limits to cover workers employed on or after January 1, 1988. Vermont Yankee no longer participates in this retrospectively based worker policy and has replaced this policy with the guaranteed cost coverage mentioned above. Vermont Yankee does, however, retain a potential obligation for retrospective adjustments due to past operations of several smaller facilities that did not join the new program. These exposures will cease to exist no later than December 31, 2007. Vermont Yankee's maximum retrospective obligation remains at $3.1 million. The Secondary Financial Protection layer, as referenced above, would be in excess of the Master Worker policy.

     Insurance has been purchased from Nuclear Electric Insurance Limited (NEIL) to cover the costs of property damage, decontamination or premature decommissioning resulting from a nuclear incident. All companies insured with NEIL are subject to retroactive assessments if losses exceed the accumulated funds available. The maximum potential assessment against Vermont Yankee with respect to NEIL losses arising during the current policy year is $11.0 million. Vermont Yankee's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.

     Summarized financial information for Vermont Yankee is as follows:
                                                         December 31,
                                                 --------------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
                                                      	(In thousands)
Earnings:
   Operating revenues . . . . . . . . . . .    $173,106  $181,715   $180,437
   Net income applicable to common stock  .       6,834     6,985      6,790
   Company's equity in net income . . . . .       1,244     1,232      1,171
Total assets  . . . . . . . . . . . . . . .    $610,024  $565,000   $531,293
Less:
   Liabilities and long-term debt . . . . .    	555,735  	510,202    477,350
                                               --------  --------   --------
Net assets  . . . . . . . . . . . . . . . .    $ 54,289  $ 54,798   $ 53,943
                                               ========  ========   ========
Company's equity in net assets  . . . . . .    $  9,701  $  9,768   $  9,631
                                               ========  ========   ========


                               C. COMMON STOCK EQUITY


     The Company maintains a Dividend Reinvestment and Stock Purchase Plan (DRIP) under which 388,508 shares were reserved and unissued at December 31, 1997. The Company also funds an Employee Savings and Investment Plan (ESIP). At December 31, 1997, there were 123,198 shares reserved and unissued under the ESIP.

     During 1995, the Company's Board of Directors, with subsequent approval of the Company's common shareholders, adopted the Compensation Program for Officers and Certain Key Management Personnel. The program links a portion of the officers and key management personnels' compensation to corporate performance results. Participants are entitled to receive cash and restricted and unrestricted stock grants in predetermined proportions. Participants who receive restricted stock are entitled to receive dividends and have voting rights but assumption of full beneficial ownership is contingent upon two restrictions of a five year duration, including no transferability and forfeiture of the stock upon termination of employment with the Company. Participants who receive unrestricted stock assume full beneficial ownership upon grant and may retain or sell such shares. During 1997, 10,956 shares of common stock were awarded under this program. At December 31, 1997, there were 20,083 shares reserved and unissued under the Compensation Program.

     Changes in common stock equity for the years ended December 31, 1995, 1996 and 1997 are as follows:


                                              Common Stock                                   Treasury Stock
                                         ------------------------  Paid-in     Retained  ------------------------   Stock
                                            Shares      Amount     Capital     Earnings     Shares      Amount      Equity
                                            ------      ------     -------     --------     ------      ------      ------
                                                                             (Dollars in thousands)
BALANCE, December 31, 1994...............  4,677,512     $15,592     $60,378     $25,727      15,856       ($378)   $101,319

Common Stock Issuance:
  DRIP...................................    125,046         417       2,731                                           3,148
  ESIP...................................     36,012         120         829                                             949
  Compensation Program:
    Restricted Shares....................      8,100          27         182                                             209
    Stock Grant..........................      3,826          12          86                                              98
Net Income...............................                                         11,503                              11,503
Cash Dividends on Capital Stock:
  Common Stock      -$2.12 per share.....                                        (10,047)                            (10,047)
  Preferred Stock   -$4.75 per share.....                                            (15)                                (15)
                    -$7.00 per share.....                                            (36)                                (36)
                    -$9.375 per share....                                           (116)                               (116)
                    -$8.625 per share....                                           (604)                               (604)
                                         ------------------------------------------------------------------------------------
BALANCE, December 31, 1995...............  4,850,496      16,168      64,206      26,412      15,856        (378)    106,408

Common Stock Issuance:
  DRIP...................................    149,968         500       3,188                                           3,688
  ESIP...................................     29,644          99         668                                             767
  Compensation Program:
    Restricted Shares....................      2,392           8          59                                              67
    Stock Grant..........................      4,643          15         105                                             120
Net Income...............................                                         11,959                              11,959
Cash Dividends on Capital Stock:
  Common Stock      -$2.12 per share.....                                        (10,445)                            (10,445)
  Preferred Stock   -$4.75 per share.....                                            (14)                                (14)
                    -$7.00 per share.....                                            (35)                                (35)
                    -$9.375 per share....                                           (101)                               (101)
                    -$8.625 per share....                                           (543)                               (543)
                    -$7.32 per share.....                                           (317)                               (317)
                                         ------------------------------------------------------------------------------------
BALANCE, December 31, 1996...............  5,037,143      16,790      68,226      26,916      15,856        (378)    111,554

Common Stock Issuance:
  DRIP...................................    120,631         402       2,182                                           2,584
  ESIP...................................     26,702          89         507                                             596
  Compensation Program:
    Restricted Shares....................      6,190          21         119                                             140
    Stock Grant..........................      4,766          16          92                                             108
Net Income...............................                                          9,438                               9,438
Cash Dividends on Capital Stock:
  Common Stock      -$2.12 per share.....                                         (8,204)                             (8,204)
  Preferred Stock   -$4.75 per share.....                                            (13)                                (13)
                    -$7.00 per share.....                                            (33)                                (33)
                    -$9.375 per share....                                            (86)                                (86)
                    -$8.625 per share....                                           (423)                               (423)
                    -$7.32 per share.....                                           (878)                               (878)
Other-Preferred Stock Issuance Expense...                               (406)                                           (406)
                                         ------------------------------------------------------------------------------------
BALANCE, December 31, 1997...............  5,195,432     $17,318     $70,720     $26,717      15,856       ($378)   $114,377
                                         ====================================================================================

     Dividend Restrictions. Certain restrictions on the payment of cash dividends on common stock are contained in the Company's indenture relating to long-term debt and in the Restated Articles of Association. Under the most restrictive of such provisions, $17.5 million of retained earnings were free of restrictions at December 31, 1997.

     The properties of the Company include several hydroelectric projects licensed under the Federal Power Act, with license expiration dates ranging from 1999 to 2025. At December 31, 1997, $350,000 of retained earnings had been appropriated as excess earnings on hydroelectric projects as required by Section 10(d) of the Federal Power Act.


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

     Under the Restated Articles of Association relating to Redeemable Cumulative Preferred Stock, the annual aggregate amount of purchase and sinking fund requirements for the next five years are $1,650,000 for each of the years 1998-1999, $1,640,000 for 2000 and $235,000 for 2001-
2002.

     Certain classes of preferred stock are redeemable at the option of the Company or, in the case of voluntary liquidation, at various prices on various dates. The prices include the par value of the issue plus any accrued dividends and a redemption premium. The redemption premium for Class B, C and D, Series 1, is $1.00 per share. The redemption premium for the Class D, Series 3, is $1.919 per share until September 1, 1998; and $0.916 per share from September 1, 1998 to September 1, 1999, after which there is no redemption premium.


                               E. LONG-TERM DEBT


     Utility. Substantially all of the property and franchises of the Company are subject to the lien of the indenture under which first mortgage bonds have been issued. The annual sinking fund requirements (excluding amounts that may be satisfied by property additions) and long-term debt maturities for the next five years are:

                                 Sinking
                                  Funds   Maturities      Total
                                 -------  ----------      -----
                                          (In thousands)
1998 . . . . . . . . . . . . . .$1,700      	$3,000      	$4,700
1999 . . . . . . . . . . . . . .	1,700       	---	         1,700
2000 . . . . . . . . . . . . . .	1,700       	5,000       	6,700
2001 . . . . . . . . . . . . . .	1,700	       8,000       	9,700
2002 . . . . . . . . . . . . . .	1,700       	8,000       	9,700


     Non-Utility. At December 31, 1997, Green Mountain Propane Gas Company, the Company's propane subsidiary, had long-term debt of $1,900,000, which was secured by substantially all of the subsidiary's assets, and Mountain Energy, Inc., the Company's subsidiary that invests in energy generation and energy and wastewater efficiency projects, had unsecured long-term debt of $1,583,330. The annual sinking fund requirements and maturities for the next three years are:
                                   Sinking
                                    Funds     Maturities    Total
                                   -------    ----------    -----
                                            (In thousands)
1998 . . . . . . . . . . . . .     $1,167       $ ---      $1,167
1999 . . . . . . . . . . . . .        167         900       1,067
2000 . . . . . . . . . . . . .         83       1,166       1,249


                             F. SHORT-TERM DEBT


     Utility. On August 12, 1997, the Company entered into a revolving credit agreement in the amount of $45 million with three banks, which replaces a portion of its lines of credit. At December 31, 1997, there were no borrowings outstanding under this revolving credit agreement.

     At December 31, 1997, the Company had lines of credit with two banks totaling $8.0 million, with borrowings outstanding of $2.6 million. Borrowings under these lines of credit are at interest rates based on various market rates and are generally less than the prime rate. The Company has fee arrangements on its lines of credit ranging from 0 to 1/8 percent and no compensating balance requirements. These lines of credit are subject to periodic review and renewal during the year by the various banks.

     The weighted average interest rate on borrowings outstanding at December 31, 1997 and December 31, 1996 was 7.0 percent and 5.7 percent, respectively.


     Non-Utility. At December 31, 1997, Green Mountain Propane Gas Company, the Company's propane subsidiary, had a line of credit with a bank for $750,000, with $400,000 outstanding.


                            G. INCOME TAXES


     Utility. The Company accounts for income taxes using an asset and liability approach. This approach accounts for deferred income taxes by applying statutory rates in effect at year end to the differences between the book and tax bases of assets and liabilities.

     The regulatory assets and liabilities represent taxes that will be collected from or returned to customers through rates in future periods. As of December 31, 1997 and 1996, the net regulatory assets were $1,704,000 and $1,194,000, respectively.

     The temporary differences which gave rise to the net deferred tax liability at December 31, 1997 and December 31, 1996, were as follows:

                                       		At December 31,	    	At December 31,
                                                1997               1996
                                         ---------------      ---------------
                                    		              (In thousands)
Deferred Tax Assets
 Contributions in aid of construction         	$ 7,946           $ 7,094
 Deferred compensation and
   post-retirement benefits . . . . . .          3,199             2,944
 Alternative minimum tax credit  . . .              15              (552)
 Other . . . . . . . . . . . . . . . .           3,212             2,719
                                               -------           -------
                                                14,372            12,205
                                               -------           -------
Deferred Tax Liabilities
 Property-related and other  . . . . .          31,864            29,359
 Demand side management costs  . . . .           4,775             5,856
 Deferred purchased power costs  . . .           1,234             3,716
                                              --------          --------
                                                37,873            38,931
                                              --------          --------
Net accumulated deferred income tax
   liability . . . . . . . . . . . . .        ($23,501)         ($26,726)
                                              =========         =========


The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:
                                                  Year Ended December 31,
                                                 --------------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
                                                       (In thousands)
Net change in deferred income tax
  liability per above table . . . . . . . . .  ($3,225)    $1,434    $3,210
Change in income tax related regulatory
  assets and liabilities. . . . . . . . . . .      509        504       503
Change in alternative minimum tax credit  . .      567        109       168
IRS audit adjustment, 1989 - 1990 . . . . . .       --         --       255
                                               --------    ------    ------
Deferred income tax expense for the period  .  ($2,149)    $2,047    $4,136
                                               ========    ======    ======

The components of the provision for income taxes are as follows:
                                            		   Year Ended December 31,
                                               ----------------------------
                                              	1997         1996       1995
                                               ----         ----       ----
                                                        (In thousands)
Current federal income taxes . . . . . .      $7,355       $3,708    $	1,359
Current state income taxes . . . . . . .       2,267          990        365
                                              ------       ------    -------
Total current income taxes. . . . . .          9,622        4,698      1,724
                                              ------       ------    -------

Deferred federal income taxes  . . . . .      (1,623)       1,588      3,239
Deferred state income taxes  . . . . . .        (526)         459        897
                                              -------       -----      -----
Total deferred income taxes. . . . . .        (2,149)       2,047      4,136
                                              -------       -----      -----

Investment tax credits -- net  . . . . .        (282)        (282)      (282)
                                              ------       -------    -------
Income taxes charged to operations . . .      $7,191       $6,463     $5,578
                                              ======       =======    =======

     Total federal income taxes differ from the amounts computed by applying the statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                  Year Ended December 31,
                                                 -------------------------
                                                 1997       1996      1995
                                                 ----       ----      ----
                                                  (Dollars in thousands)
Income before income tax . . . . . . .          $16,630    $18,422   $17,081
Federal statutory rate . . . . . . . .            34.5%        34%       34%
Computed "expected" federal
  income taxes . . . . . . . . . . . .          $ 5,737    $ 6,263   $ 5,808
Increase (decrease) in taxes
  resulting from:
  Tax versus book depreciation . . . .       	      349        327       327
  Dividends received and paid credit .             (575)      (524)     (616)
  AFUDC - equity funds . . . . . . . .             (123)       (59)       (9)
  Amortization of ITC  . . . . . . . .             (282)      (282)     (282)
  State tax benefit  . . . . . . . . .             (601)      (493)     (429)
  Excess deferred taxes  . . . . . . .              (60)       (60)      (60)
  Taxes attributable to subsidiaries .              682       (140)     (401)
  Tax reserve  . . . . . . . . . . . .              270       (101)       (3)
  Other  . . . . . . . . . . . . . . .               53         83       (19)
                                                 ------     ------    -------
Total federal income taxes . . . . . .           $5,450     $5,014    $4,316
                                                 ======     ======    =======
Effective federal income tax rate  . .           32.8%      27.2%     25.3%

     Non-Utility. The Company's non-utility subsidiaries had accumulated deferred income taxes of $7.1 million on their balance sheets at December 31, 1997, largely attributable to property-related transactions.

     The components of the provision for the income tax/(benefit) for the non-utility operations are:
                                             Year Ended December 31,
                                            -----------------------------
                                           	1997         1996        1995
                                            ----         ----        ----
                                                  (In thousands)
State income taxes . . . . . . . . . .      $ 78        $154        $165
Federal income taxes . . . . . . . . .    (1,071)        207         613
Investment tax credits . . . . . . . .       (45)        (45)        (45)
                                         --------      ------      ------
Income tax (benefit)/provision charged
 to operations. . . . . . . . . . . . .  $(1,038)      $ 316       $ 733
                                         ========      ======      ======


     The effective federal income tax rates for the non-utility operations were 37.0 percent, 22.4 percent, and 29.7 percent for the years ended December 31, 1997, 1996 and 1995, respectively.
     The increase in 1997 income taxes is primarily due to an increase in taxable income, an increase in the combined federal and state income tax rate and an increase in the reserve for unaudited income tax years.


                H. 	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


     The following quarterly financial information, in the opinion of management, includes all adjustments necessary to a fair statement of results of operations for such periods. Variations between quarters reflect the seasonal nature of the Company's business and the timing of rate changes.

                                            1997 Quarter Ended
                                            ------------------
                                 	March    June    Sept.     Dec.	    Total
                                  -----    ----    -----     ----     -----
                                 (Amounts in thousands, except per share)
Operating Revenues . . . . . . $	47,204 	$42,682 	$43,574 	$45,863 	$179,323
Operating Income . . . . . . .    4,251	  	2,991   	4,542   	3,731	   15,515
Net Income . . . . . . . . . .    3,315   	1,230   	3,371   	1,522     9,438
Net Income Applicable to
  Common Stock . . . . . . . .    2,941	    	856   	3,022   	1,186 	   8,005
Earnings per Average Share of
  Common Stock . . . . . . .  .   $0.58   		$0.17  	$0.59   	$0.23     $1.57
Weighted Average Number of
  Common Shares Outstanding  .   	5,044	    5,096  	5,138   	5,168	    5,112

                                            1996 Quarter Ended
                                            ------------------
                                 	March     June     Sept.    Dec.    Total
                                  -----     ----     -----    ----    -----
                                 (Amounts in thousands, except per share)
Operating Revenues . . . . . . $	48,415  	$40,467 	$44,423 	$45,704	$179,009
Operating Income . . . . . . .    5,073   		1,859   	4,419   	4,776	  16,127
Net Income . . . . . . . . . .    4,065	   	1,024   	3,474   	3,396	  11,959
Net Income Applicable to
  Common Stock . . . . . . . .    3,875	     	834   	3,315   	2,925	  10,949
Earnings per Average Share of
  Common Stock . . . . . . . .    $0.80   		$0.17   	$0.67   	$0.58    $2.22
Weighted Average Number of
  Common Shares Outstanding  .    4,860 	   4,911   	4,959   	5,003	   4,933


                     I. 	COMMITMENTS AND CONTINGENCIES


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

     Since 1994, the EPA has established a coordinating council, with representatives of the PRPs, environmental and community groups, the City of Burlington and the State of Vermont presided over by a neutral facilitator. The council has determined, by consensus, what additional studies were appropriate for the site, and is addressing the question of additional response activities. The EPA, the State of Vermont and other parties have entered into two consent orders for completion of appropriate studies. Work is continuing under the second of those orders. Most recently, on September 23, 1997, the council reached tentative agreement on a key component of the proposed remedy for the Pine Street site, namely, placement of an underwater sand/silt cap on areas of the canal and wetland sediments, combined with long-term monitoring to ensure effectiveness of the cap and to ensure that groundwater does not reach Lake Champlain, adjacent to the site. The EPA has estimated the costs of this remedy at between $6 to $10 million, subject to change. In addition, the council is exploring supplemental projects in and around the site and Burlington as part of a larger plan to improve environmental conditions in the vicinity.

     On December 1, 1994, the Company, and two other PRPs, New England Electric System (NEES) and Vermont Gas Systems (VGS), entered into a confidential settlement agreement with the State of Vermont, the City of Burlington and nearly all other landowner PRPs under which, subject to certain qualifications, the liability of those landowner PRPs for future Superfund response costs would be limited and specified. On December 1, 1994, the Company entered into a confidential agreement with VGS compromising contribution and cost recovery claims of each party and contractual indemnity claims of the Company arising from the 1964 sale of the manufactured gas plant to VGS. In March 1996, the Company and NEES entered into a confidential agreement compromising past and future contribution and cost recovery claims of both parties relating to response costs. In December 1997, the Company and Southern Union Co. entered into a confidential settlement agreement compromising past and future contribution and cost recovery claims of both parties relating to response costs. The Company has received payment of the full amount provided for in the settlement. In January 1998, the Company and UGI Utilities, Inc. entered into a confidential settlement agreement compromising past and future contribution and cost recovery claims of both parties relating to response costs. The Company has received payment of the initial amount provided for in the settlement. The EPA has advised the Company that it has incurred substantial unrecovered response sums at the site which, together with interest the EPA alleges may be payable, amounts to approximately $11.0 million. The Company has not yet received a formal demand for these sums. The Company will vigorously dispute the EPA's recovery of such costs, which include substantial sums for studies and other activities that were not reasonably necessary and were not undertaken consistent with legal and regulatory requirements. Further, the Company's settlement agreements with certain PRP's will reduce the extent to which it may bear these past response costs. Consequently, the Company is not able at this time to predict with certainty whether, or the extent to which it will be required to pay such past response costs.

     In December 1991, the Company brought suit against eight previous insurers seeking recovery of unrecovered past costs, cost of defense and indemnity against future liabilities associated with environmental problems at the site. Discovery in the case, which was previously subject to a stay, is complete. The Company has reached confidential settlements with the defendants in this litigation; several such settlements are in the final stages of documentation.

     The Company has deferred amounts received from third parties, under confidential settlements, pending resolution of the Company's ultimate liability with respect to the site and rate recognition of that liability.

     Although the cost of the coordinating council's tentative remediation plan, described above, is not expected to approach EPA's earlier estimate of remediation costs for its original clean-up plan, because the current EPA estimate is subject to change, and because the Company believes it may prevail with respect to some of the EPA's unrecovered response costs, the Company is unable to predict at this time the magnitude of any liability resulting from potential claims for the costs to investigate and remediate the site, or the likely disposition or magnitude of claims the Company may have against others, including its insurers, except to the extent described above.

     Through rate cases filed in 1991, 1993, 1994 and 1995, the Company has sought and received recovery for ongoing expenses associated with the Pine Street Barge Canal site. Specifically, the Company proposed rate recognition of its unrecovered expenditures incurred between January 1, 1991 and June 30, 1995 (in the total of approximately $8.7 million) for technical consultants and legal assistance in connection with the EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of rate recovery for the Pine Street Barge Canal site related costs, the Company and the Vermont Department of Public Service (the Department) reached agreements in these cases that the full amount of the Pine Street Barge Canal site costs reflected in those rate cases should be recovered in rates. The Company's rates approved by the VPSB in those proceedings reflected the Pine Street Barge Canal site related expenditures referred to above. The Company proposed, in a rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures.

     In an Order released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street Barge Canal site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs of the Pine Street Barge Canal, taking into account recoveries from insurance carriers and other PRP's, should be shared between customers and shareholders of the Company.

     As of December 31, 1997, total expenditures for the Pine Street Barge Canal site were $13.4 million, inclusive of the $11.7 million referred to above.

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


     3. Operating Leases. The Company has an operating lease for its corporate headquarters building and two of its service center buildings, including related real estate. This lease has a base term of 25 years, ending June 30, 2009, with renewal options aggregating another 25 years. The annual lease charges will total $983,000 for each of the years 1998 through 2008 and $574,000 for 2009. The Company has options to purchase the buildings at fair market value at the end of the base term and at the end of each renewal period.


     4. Jointly-Owned Facilities. The Company had joint-ownership interests in electric generating and transmission facilities at December 31, 1997, as follows:

                            Ownership   Share of      Utility   Accumulated
                             Interest   Capacity       Plant    Depreciation
                            ---------   --------      -------   ------------
                              (In %)     (In MW)         (In thousands)
Highgate  . . . . . . . . . .   33.8       67.6       $10,592      $3,309
McNeil  . . . . . . . . . . .   11.0        5.9       $ 8,633      $3,613
Stony Brook (No. 1) . . . . .    8.8       31.0       $10,039      $6,348
Wyman (No. 4) . . . . . . . .    1.1        6.8       $ 2,384      $1,384
Metallic Neutral Return (1) .   59.4        ---       $ 1,563      $  431
(1)	Neutral conductor for NEPOOL/Hydro-Quebec Interconnection

     The Company's share of expenses for these facilities is reflected in the Consolidated Statements of Income. Each participant in these facilities must provide for its own financing.


     5. Rate Matters. On June 16, 1997, the Company filed a request with the VPSB to increase retail rates by 16.7 percent ($26 million in additional annual revenues) and the target return on common equity from
11.25 percent to 13 percent. Initial hearings before the VPSB began November 3, 1997. The VPSB allowed the intervention of various other parties.

      In August 1997, several groups, including the Vermont Public Interest Research Group (VPIRG), demanded that the VPSB appoint an independent counsel to advocate against recovery of Hydro-Quebec power costs by the Company. The VPSB issued an order appointing an "independent investigator," described as a person or persons who will perform a rigorous and impartial analysis of the Company's actions with respect to its power supply options, including the Hydro-Quebec contract. On November 7, 1997, the VPSB selected a firm, MSB Energy Associates, Inc. (MSB) to undertake the tasks.

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

     On October 31, 1997, the Company filed with the VPSB Objections and a Motion to Strike relating to the Hydro Quebec contract testimony and requested that the VPSB schedule oral argument on the motion prior to November 17, 1997. The grounds for the motion were that the VPSB had previously decided the issues sought to be relitigated. The VPSB heard argument on the motion on November 14, 1997 and ruled against the Company, but granted the Company leave to renew the motion. The Company did so in its post-trial briefs.

     In its testimony, submitted in late 1997, MSB was critical of the Company's power supply decision-making in 1991, and recommended a steep disallowance of the Hydro-Quebec power costs, in excess of $10 million per year. During the rebuttal phase of the rate case, the Company showed that, MSB was not independent and did not present "rigorous analysis" as the VPSB had ordered. MSB's presentation adopted the testimony of the Department's principal witnesses as well as theories espoused by a professional expert retained by IBM and MSB failed to present its own analysis showing that, based on any information possessed or available to the Company during the critical summer and fall of 1991, the long-term Hydro-Quebec contract was uneconomic.

     The Company filed a motion to strike the MSB testimony and to impose sanctions upon MSB for submitting testimony without any good faith factual or legal basis. The VPSB struck several portions of MSB's testimony forming the core of their arguments on imprudence, based on legal or contract interpretation, on the ground that MSB had no qualifications to present this testimony.

     Briefs in the case on non-Hydro-Quebec issues were filed January 30, 1998; the Hydro-Quebec briefs were filed on February 2; all reply briefs were filed on February 6. In its final submissions, the Company reduced the requested increase to 14.4 percent due to changed estimates of costs to be incurred in the rate year.

     6. Subsequent Events. On March 2, 1998, the VPSB released its Order in the Company's pending rate case. The VPSB ordered the Company's rates increased by 3.61 percent, increasing annual revenues by $5.6 million. The Company had sought in its final submissions to the VPSB an increase of $22 million in revenue to cover increased cost of service.

     Approximately $11 million of the reduction of the Company's revenue request resulted primarily from the VPSB's modification of the Company's calculation of rate base, the exclusion of future capital projects from rate base, various cost of service reductions in areas of payroll and operations and maintenance, and a reduction in the requested allowed return on equity from 13 percent to 11.25 percent. More significantly, the VPSB denied the recovery by the Company of $5.48 million in costs related to its long-term Hydro-Quebec power contract. The decision stated that the Company had been imprudent in locking-into the power contract in August 1991 and that the contract power would not be used and useful to utility customers to the extent that power costs, after accounting for the imprudence disallowance, were in excess of current estimates of market prices for power. Unless the Order is modified, the Company must accrue its estimate of the loss related to these imprudence and used and useful disallowances.

The Order discussed the VPSB's policies of disallowing the recovery of imprudent expenditures and power contract purchases that it determines not to be used and useful. However, the Order also stated that the methodologies and measures used in this rate case were provisional and applicable in the current proceeding only. The VPSB went on to state that it will schedule subsequent proceedings to examine the appropriate methodologies for measuring the effects of imprudence and calculating the portion of the contract that is not used and useful. If the VPSB were to apply the methodologies and measures used in the Order (or similar methodologies and measures) to future power contract costs, notwithstanding its statement that it will reexamine such matters, the Company would be required under Statement of Financial Accounting Standards No. 5 to record an expense of approximately $180 million based on the estimated future market price of power used by the VPSB in its Order. However, the Company will not be able to estimate the loss to be recorded, if any, until the reconsideration and appeal processes and such subsequent proceedings are completed.

Furthermore, if the VPSB's ruling, that above-market Hydro-Quebec power contract costs are not used and useful and should be shared equally between ratepayers and shareholders, is not modified, then the Company's rates may be set, effectively, on a basis other than its costs to provide service. This would require the Company to discontinue the application of Statement of Financial Accounting Standards No. 71, resulting in the write-off of regulatory assets and liabilities with a charge to earnings, as an extraordinary item. As of December 31, 1997, the Company had approximately $15 million of net regulatory assets on its balance sheet.

In addition to the Hydro-Quebec power contract disallowances described above, the Order also requires the Company to create a deferred credit for $9.1 million of payments received by the Company in 1997 pursuant to two arrangements with Hydro-Quebec that were designed to decrease the costs of the contract power. The Order, contrary to the VPSB's prior Accounting Order dated December 31, 1996, now requires the Company to amortize this deferred credit over the remaining lives of the related power contracts. Unless the current Order is modified, the Company would be required to expense approximately $8.6 million previously recognized in earnings related to the $9.1 million.

In response to the Order, the rating agencies that rate the Company's fixed income securities have placed the Company's credit ratings on their rating watch or rating outlook with negative or down implications.

     The Company is exploring all legal and regulatory remedies open to it to challenge the VPSB decision, including requesting reconsideration from the VPSB and a direct appeal to the Vermont Supreme Court. The Company believes that the decisions set forth in the Order are inaccurate factually and incorrect legally. The VPSB's ruling, if not changed, would have a significant impact on the Company's reported financial condition and 1998 results of operations and, depending on the outcome of future proceedings to be conducted by the VPSB, could impact the Company's credit ratings, dividend policy and financial viability.

     On February 20, 1998, the Company and GMPG entered into a sales agreement with VGS Propane, LLC, for the sale of all GMPG assets which had a net book value of $8.1 million at December 31, 1997. This sale is not expected to have a material impact on the Company's results of operations.


     7. Deferred Charges Not Included in Rate Base. The Company has incurred and deferred approximately $3.1 million in costs for tree trimming, storm damage and regulatory commission work. Currently, the Company amortizes such costs based on historical averages and does not receive a return on amounts deferred. Management expects to seek and receive ratemaking treatment for these costs in future filings.

     In early January 1998, Vermont and much of the Northeast experienced a severe ice storm which resulted in approximately $2.5 million of storm damage costs which will also be deferred. Management will seek and expects to receive a return on these costs as discussed above.

     8. Other Legal Matters. The Company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material effect on the financial position or the results of operations of the Company.


    J. 	OBLIGATIONS UNDER TRANSMISSION INTERCONNECTION SUPPORT AGREEMENT


     Agreements executed in 1985 among the Company, VELCO and other NEPOOL members and Hydro-Quebec provided for the construction of the second phase (Phase II) of the interconnection between the New England electric systems and that of Hydro-Quebec. Phase II expands the Phase I facilities from 690 megawatts to 2,000 megawatts and provides for transmission of Hydro-Quebec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. Construction of Phase II commenced in 1988 and was completed in late 1990. The Company is entitled to 3.2 percent of the Phase II power-supply benefits. Total construction costs for Phase II were approximately $487 million. The New England participants, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. As a supporting participant, the Company must make support payments under thirty-year agreements. These support agreements meet the capital lease accounting requirements under SFAS 13. At December 31, 1997, the present value of the Company's obligation is $8.3 million.

Projected future minimum payments under the Phase II support agreements are as follows:
               Year ending December 31,
               1998 . . . . . . . . . . .  $  463,450
               1999 . . . . . . . . . . .     463,450
               2000 . . . . . . . . . . .     463,450
               2001 . . . . . . . . . . .     463,450
               2002 . . . . . . . . . . .     463,450
               Total for 2003-2020  . . .   6,024,845
                                           ----------
                                           $8,342,095
                                           ==========

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

     Information (including estimates for the Company's portion of certain minimum costs and ascribed long-term debt) with regard to significant purchased power contracts of this type in effect during 1997 follows:

                                                    Stony      Vermont
                                     Merrimack      Brook      Yankee
                                     ---------      -----      -------
                                           (Dollars in thousands)
Plant capacity . . . . . . . . . . .  320.0 MW    352.0 MW    531.0 MW
Company's share of output  . . . . .      8.9%        4.4%       17.7%
Contract period  . . . . . . . . . . 1968-1998         (1)         (2)
Company's annual share of:
  Interest . . . . . . . . . . . . .    $  645      $  221     $ 1,850
  Other debt service . . . . . . . .       371         319         ---
  Other capacity . . . . . . . . . .     1,939         387      25,328
                                        ------      ------     -------
Total annual capacity  . . . . . . .    $2,955      $  927     $27,178
                                        ======      ======     =======
Company's share of long-term debt  .    $  894      $4,241     $16,220
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

     As part of the July 1994 Agreement, the Company is obligated to purchase $4 million (in 1994 dollars) worth of research and development work from Hydro-Quebec over the four-year period, and made a $6.5 million (in 1994 dollars) cash payment to Hydro-Quebec in 1995. Hydro-Quebec retains the right to curtail annual energy deliveries by 10 percent up to five times, over the 2000 to 2015 period, if documented drought conditions exist in Quebec.

     During the first year of the July 1994 Agreement (the period from November 1995 through October 1996), the average cost per kilowatt-hour of Schedules B and C3 combined was cut from 6.4 to 4.2 cents per kilowatt-hour, a 34 percent (or $16 million) cost reduction. Over the period from November 1996 through December 2000 and accounting for the cash payments to Hydro-Quebec, the combined unit costs will be lowered from 6.6 to 5.9 cents per kilowatthour, reducing unit costs by 10 percent and saving $20.7 million in nominal terms.

     All of the Company's contracts with Hydro-Quebec call for the delivery of system power and are not related to any particular facilities in the Hydro-Quebec system. Consequently, there are no identifiable debt-service charges associated with any particular Hydro-Quebec facility that can be distinguished from the overall charges paid under the contracts.

     A summary of the Hydro-Quebec contracts, including the July 1994 Agreement, but excluding the January and November 1996 arrangements (described below) including historic and projected charges for the years indicated, follows:

                       	                    The 1987 Contract
                    	                 Schedule B      Schedule C3
                                      ----------      -----------
                                        (Dollars in thousands)
Capacity Acquired . . . .   	            68 MW            46 MW
Contract Period . . . . .             1995-2015        1995-2015
Minimum Energy Purchase
 (annual load factor) . .               75%               75%

Annual Energy Charge  . .              $10,555          $7,188
                                        (1997)           (1997)

                                       $14,999         $10,347
                                      (1998-2015)*    (1998-2015)*

Annual Capacity Charge . .             $14,018          $1,913
                                        (1997)           (1997)

                                        $17,135        $11,320
                                      (1998-2015)*    (1998-2015)*

Average Cost per KWH . .                 6.1 cents       3.3 cents
                                        (1997) **       (1997)**

                                         7.0 cents       6.7 cents
                                      (1998-2015)***  (1998-2015)***
*  Estimated average.
** Excludes amortization of payments to Hydro-Quebec for the July 1994
   Agreement.
***Estimated average in nominal dollars, levelized over the period indicated. Includes amortization of payments to Hydro-Quebec for the July 1994 Agreement.

     Under an arrangement negotiated in January 1996 (the January 1996 Agreement), Hydro-Quebec provided a cash payment to the Company of $3.0 million in 1996 and provided an additional cash payment of $1.1 million in 1997. In return, the Company has agreed, under certain circumstances, to shift up to 40 megawatts of the Schedule C3 deliveries from the NEPOOL/Hydro-Quebec interconnection facilities to alternate transmission paths, using the freed-up transmission path for an incremental purchase. The Company will purchase an annual minimum quantity of energy for the Company's use or resale for the period of September 1996 through June 2001. The purchase price will vary based upon conditions in effect when the purchases are made, or on the resale conditions at the time. Should the Company not satisfy its obligation to purchase the quantity of energy in any calendar year, it must pay a cancellation fee or rollover its residual purchase obligation into the succeeding calendar year period. Although the level of benefits to the Company will depend on various factors, the Company estimates that the January 1996 Agreement will provide a minimum benefit of $1.8 million on a net present value basis. During 1997, the Company purchased or sold to others, 51.4 percent of the minimum purchase obligation for that year. The Company will not rollover the balance of purchase obligations into 1998, but instead will pay a cancellation fee.

     Under an agreement executed on December 5, 1997, Hydro-Quebec provided a cash payment of $8.0 million to the Company in 1997. In return for this payment, the Company is providing Hydro-Quebec with the choice of selecting one of two alternatives by April 1, 1998, described below:
Alternative A: For the period commencing November 1, 1997 and effective through the remaining term of the 1987 Contract, which expires in 2015, Hydro-Quebec can exercise an option to purchase up to 105,000 MWh on an annual basis, at energy prices established in accordance with the 1987 Contract, for an amount of energy equivalent to the Company's firm capacity entitlements in the 1987 Contract. The cumulative amount of energy purchased over the remaining term of the 1987 Contract may not exceed 1,900,000 MWh. Hydro-Quebec may not exercise its annual rights to purchase power in the amounts specified under an arrangement made in November 1996 during those years in which Hydro-Quebec exercises its rights to curtail energy deliveries in accordance with the July 1994 Agreement.
Alternative B: For the period commencing November 1, 1997 and effective through the remaining term of the 1987 Contract, Hydro-Quebec can exercise an option to purchase up to 52,500 MWh on an annual basis, at energy prices established in accordance with the 1987 Contract, for an amount of energy equivalent to the Company's firm capacity entitlements in the 1987 Contract. The cumulative amount of energy purchased over the remaining term of the 1987 Contract shall not exceed 950,000 MWh. Unlike Alternative A, Hydro-Quebec's option to curtail energy deliveries pursuant to the July 1994 Agreement can be exercised in addition to the purchase option under Alternative B. Finally, for the period commencing January 1, 1998 and effective though the remaining term of the 1987 Contract under Alternative B, Hydro-Quebec can exercise an option on an annual basis to purchase up to 600,000 MWh at the 1987 Contract energy price. Hydro-Quebec can purchase no more than 200,000 MWh in any given year. Under modifications agreed to by Hydro-Quebec and the Company, Hydro-Quebec has until April 1, 1998 to elect either Alternative A or B.

     Consistent with an accounting order from the VPSB issued on December 31, 1996, the $8.0 million payment was recognized in income in 1997. However, it was necessary to change the accounting treatment subsequently based on an order issued by the VPSB in March 1998, resulting in the amortization of the $8 million over the life of the contract. The Company intends to appeal or request reconsideration of this decision. (See Note I of the Notes to Consolidated Financial Statements.)



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Green Mountain Power Corporation:

We have audited the accompanying consolidated balance sheets and capitalization data of Green Mountain Power Corporation (a Vermont corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note I.6, on March 2, 1998, the Company received a rate order from the Vermont Public Service Board (the VPSB) allowing for a $5.6 million increase in annual revenue in response to the Company's request for a $22 million increase in annual revenue. The Company is exploring all legal and regulatory remedies open to it to challenge the correctness of the VPSB's decision. The VPSB's ruling, if not changed, would have a significant adverse impact on the company's reported financial condition and 1998 results of operations and, depending on future proceedings to be conducted by the VPSB, could impact the Company's financial viability.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Power Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 2, 1998 (except with respect to the matter discussed in Note I.6, as to which the date is March 2, 1998)


Schedule II
GREEN MOUNTAIN POWER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 1997, 1996 and 1995


                                                                  Additions
                                        Balance at      -------------------------------                    Balance at
                                       Beginning of       Charged to       Charged to                        End of
Description                               Period        Cost & Expenses  Other Accounts    Deductions        Period
-----------------------------------    -------------    --------------   --------------   -------------   -------------
Injuries and Damages
  1997.................................    $237,892          $427,546      $   --               $1,653        $663,785
  1996.................................    $103,301          $572,000      $   --             $437,409        $237,892
  1995.................................    $513,720           $38,000      $   --             $448,419        $103,301


Bad Debt Reserve (2)
  1997.................................    $498,024          $637,010         $173,899 (1)    $815,528        $493,405
  1996.................................    $417,684          $677,272          $72,344 (1)    $669,276        $498,024
  1995.................................    $402,923          $371,564          $48,696 (1)    $405,499        $417,684

(1) Represents collection of accounts previously written off.
(2) Includes non-utility bad debt reserve.




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


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     A report on Form 8-K was filed on March 12, 1998 setting forth the financial and accounting implications for the Company resulting from the Vermont Public Service Board's Order in the Company's rate case.

                                                                   Filed
                                                                 Herewith
                                                                 On Page

     Item 14(a)(1).  The financial statements and financial           42
statement schedules of the Company are listed on the Index to financial statements set forth in Item 8 hereof.


ITEM 14 (a) (3).                 EXHIBITS

                                                                 Incorporated by Reference from
Exhibit                                                                           SEC Docket or
Number                                                            Exhibit     Page Filed Herewith
-------    -----------------------------------------------        -------     -------------------
3-a        Restated Articles of Association, as certified            3-a         Form 10-K 1993
             June 6, 1991.                                                       (1-8291)

3-a-1      Amendment to 3-a above, dated as of May 20, 1993.         3-a-1       Form 10-K 1993
                                                                                 (1-8291)

3-a-2      Amendment to 3-a above, dated as of October 11, 1996.     3-a-2       Form 10-Q Sept. 1996
                                                                                 (1-8291)

3-b        By-laws of the Company, as amended                        3-b         Form 10-K 1996
             February 10, 1997.                                                  (1-8291)

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

4-b-5      Fourth Supplemental Indenture dated as of                 4-b-5          2-75293
             October 1, 1969.

4-b-6      Fifth Supplemental Indenture dated as of                  4-b-6          2-75293
             December 1, 1973.

4-b-7      Seventh Supplemental Indenture dated as                   4-a-7          2-99643
             August 1, 1976.

4-b-8      Eighth Supplemental Indenture dated as of                 4-a-8          2-99643
             December 1, 1979.

4-b-9      Ninth Supplemental Indenture dated as of                  4-b-9          2-99643
             July 15, 1985.

4-b-10     Tenth Supplemental Indenture dated as of                  4-b-10     Form 10-K 1989
             June 15, 1989.                                                     (1-8291)

4-b-11     Eleventh Supplemental Indenture dated as of               4-b-11     Form 10-Q Sept
             September 1, 1990.                                                 1990 (1-8291)

4-b-12     Twelfth Supplemental Indentrue dated as of                4-b-12     Form 10-K 1991
              March 1, 1992.                                                    (1-8291)

4-b-13     Thirteenth Supplemental Indenture dated as of             4-b-13     Form 10-K 1991
              March 1, 1992.                                                    (1-8291)

4-b-14     Fourteenth Supplemental Indenture dated as of             4-b-14     Form 10-K 1993
              November 1, 1993.                                                 (1-8291)

4-b-15     Fifteenth Supplemental Indenture dated as of              4-b-15     Form 10-K 1993
              November 1, 1993.                                                 (1-8291)

4-b-16     Sixteenth Supplemental Indenture dated as of              4-b-16     Form 10-K 1995
              December 1, 1995.                                                 (1-8291)

4-b-17     Revised form of Indenture as filed as an Exhibit          4-b-17     Form 10-Q Sept. 1995
              to Registration Statement No. 33-59383.                           (1-8291)

*4-b-18    Credit Agreement by and among Green Mountain Power        4-b-18
              The Bank of Nova Scotia, State Street Bank and
              Trust Company, Fleet National Bank, and Fleet
              National Bank, as Agent

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

*10-d-15b  Green Mountain Power Corporation Compensation Program     10-d-15b
            for Officers and Key Management Personnel as amended
            August 4, 1997

10-d-16    Severance Agreement with R. C. Young                      10-d-16     Form 10-Q March
                                                                                 1995 (1-8291)

10-d-17    Severance Agreement with P. H. Zamore                     10-d-17     Form 10-Q March
                                                                                 1995 (1-8291)

10-d-18    Severance Agreement with R. B. Hieber                     10-d-18     Form 10-K 1996
                                                                                 (1-8291)

10-d-19    Severance Agreement with R. J. Griffin                    10-d-19     Form 10-K 1996
                                                                                 (1-8291)

10-d-20    Severance Agreement with K. W. Hartley                    10-d-20     Form 10-K 1996
                                                                                 (1-8291)

21         Subsidiaries of the Registrant                            21          Form 10-K 1996
                                                                                 (1-8291)

*23-a-1    Consent of Arthur Andersen LLP

*24        Power of Attorney

*27        Financial Data Schedule

____________________
* Filed herewith


ITEM 14(b)

	A report on Form 8-K was filed on March 12, 1998 setting forth the financial and accounting implications for the Company resulting from the Vermont Public Service Board's Order in the Company's rate case.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GREEN MOUNTAIN POWER CORPORATION


                                       By:   /s/ Christopher L. Dutton
                                             _________________________
                                             Christopher L. Dutton, President
                                             and Chief Executive Officer

Date:  March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                         DATE
        ---------                        -----                         ----


 /s/ Christopher L. Dutton    President and Director              March 26, 1998
     Christopher L. Dutton    (Principal Executive Officer)

 /s/ Edwin M. Norse           Vice President, Treasurer and       March 26, 1998
     Edwin M. Norse           Chief Financial Officer (Principal
                              Financial Officer)

 /s/ Robert J. Griffin        Controller                          March 26, 1998
     Robert J. Griffin        (Principal Accounting Officer)

     *Thomas P. Salmon        Chairman of the Board

     *Nordahl L. Brue         )

    *William H. Bruett        )

     *Merrill O. Burns        )

  *Lorraine E. Chickering     )

     *John V. Cleary          )
                                    Directors
    *Richard I. Fricke        )

     *Euclid A. Irving        )

    *Martin L. Johnson        )

      *Ruth W. Page           )

*By: /s/ Christopher L. Dutton_                                  March 26, 1998
     Christopher L. Dutton
     (Attorney - in - Fact)


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Green Mountain Power Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Green Mountain Power Corporation included in this Form 10-K and have issued our report thereon dated February 2, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page 42 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Boston, Massachusetts
February 2, 1998               /s/  Arthur Andersen LLP