Form 10-Q
period 1998-03-31
GREEN MOUNTAIN POWER CORP
filed 1998-05-15
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           __________________________

                                  FORM 10-Q


   X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the quarterly period ended March 31, 1998

                                       or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class - Common Stock                Outstanding March 31, 1998
    $3.33 1/3 Par Value                              5,207,162

                       GREEN MOUNTAIN POWER CORPORATION
                    Consolidated Comparative Balance Sheets

Part 1 - Item 1


                                                                     March 31                  December 31
                                                       -----------------------------------   ----------------
                                                             1998               1997               1997
                                                       ----------------   ----------------   ----------------
                                                                    (Unaudited)              (In thousands)
                                                                  (In thousands)
ASSETS
Utility Plant
    Utility plant, at original cost....................       $265,137           $248,514           $265,441
    Less accumulated depreciation......................         90,287             83,652             87,689
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        174,850            164,862            177,752
    Property under capital lease.......................          8,342              9,006              8,342
    Construction work in progress......................         12,607             17,073             10,626
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        195,799            190,941            196,720
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity ...................         15,497             15,776             15,860
    Other investments..................................          5,838              5,137              6,137
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         21,335             20,913             21,997
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash and cash equivalents..........................         15,371              7,068                118
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         16,019             17,002             17,365
    Accrued utility revenues ..........................          6,075              5,870              6,505
    Fuel, materials and supplies, at average cost......          3,487              3,607              3,261
    Prepayments........................................          9,723              1,783              1,563
    Other..............................................            312                348                313
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         50,987             35,678             29,125
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................         12,632             15,599             13,692
    Purchased power costs..............................          4,278              8,377              4,283
    Other..............................................         12,962             11,703              9,415
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         29,872             35,679             27,390
                                                       ----------------   ----------------   ----------------
Non-Utility
    Cash and cash equivalents..........................             93                143                153
    Other current assets...............................          8,263              4,366             11,501
    Property and equipment.............................          1,222             11,702             10,784
    Intangible assets..................................             21              2,239              2,116
    Equity investment in energy related businesses.....         12,316             12,239             12,824
    Other assets.......................................          4,847              8,232              4,682
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         26,762             38,921             42,060
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $324,755           $322,132           $317,292
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
        5,223,018, 5,081,407  and 5,195,432)...........        $17,544            $16,919            $17,318
      Additional paid-in capital.......................         70,995             68,732             70,720
      Retained earnings................................         21,884             27,187             26,717
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        110,045            112,460            114,377
    Redeemable cumulative preferred stock..............         17,735             19,310             17,735
    Long-term debt, less current maturities............         90,200             94,900             93,200
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        217,980            226,670            225,312
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          8,342              9,006              8,342
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          4,700              1,700              1,700
    Short-term debt....................................          8,016                816              2,616
    Accounts payable, trade, and accrued liabilities...          7,203              4,402              6,828
    Accounts payable to associated companies...........          8,020              6,913              7,661
    Dividends declared.................................            352                381                350
    Customer deposits..................................            733                670                721
    Taxes accrued......................................            813              3,149              2,843
    Interest accrued...................................          2,073              2,090              1,311
    Deferred revenues .................................          5,773              5,989                --
    Other..............................................          4,763                795              1,256
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         42,446             26,905             25,286
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         24,119             26,500             23,501
    Unamortized investment tax credits.................          4,472              4,749              4,542
    Other..............................................         17,759             15,708             17,239
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         46,350             46,957             45,282
                                                       ----------------   ----------------   ----------------

Non-Utility
    Current liabilities................................          1,543              1,142              1,119
    Other liabilities..................................          8,094             11,452             11,951
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................          9,637             12,594             13,070
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $324,755           $322,132           $317,292
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.



                       GREEN MOUNTAIN POWER CORPORATION
                  Consolidated Comparative Income Statements
                                  (Unaudited)

Part 1 - Item 1


                                                                          Three Months Ended
                                                                               March 31
                                                                -----------------------------------------
                                                                      1998                    1997
                                                                -----------------       -----------------
                                                                (In thousands, except amounts per share)

Operating Revenues .............................................         $46,932                 $47,204
                                                                -----------------       -----------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation ..................           7,980                   7,766
     Company-owned generation...................................           2,835                     846
     Purchases from others......................................          23,042                  17,780
  Other operating...............................................           4,416                   4,235
  Transmission..................................................           2,261                   3,046
  Maintenance...................................................           1,202                   1,118
  Depreciation and amortization.................................           4,424                   4,241
  Taxes other than income.......................................           1,957                   1,916
  Income taxes..................................................          (1,501)                  2,005
                                                                -----------------       -----------------
     Total operating expenses...................................          46,616                  42,953
                                                                -----------------       -----------------
       Operating income.........................................             316                   4,251
                                                                -----------------       -----------------

Other Income (Expense)
  Equity in earnings (loss)of affiliates and non-utility
    operations..................................................            (573)                    419
  Allowance for equity funds used during construction...........              53                     194
  Other income and deductions, net..............................            (919)                    282
                                                                -----------------       -----------------
    Total other income (expense)................................          (1,439)                    895
                                                                -----------------       -----------------
      Income (loss) before interest charges.....................          (1,123)                  5,146
                                                                -----------------       -----------------

Interest Charges
  Long-term debt................................................           1,799                   1,864
  Other.........................................................             217                      76
  Allowance for borrowed funds used during  construction........             (74)                   (109)
                                                                -----------------       -----------------
    Total interest charges......................................           1,942                   1,831
                                                                -----------------       -----------------
Net Income (Loss)...............................................          (3,065)                  3,315

Dividends on preferred stock....................................             340                     374
                                                                -----------------       -----------------
Net Income (Loss) Applicable to Common Stock....................         ($3,405)                 $2,941
                                                                =================       =================

Common Stock Data
  Basic earnings (loss) per share...............................         ($0.66)                  $0.58

  Cash dividends declared per share.............................          $0.275                   $0.53

  Weighted average shares outstanding...........................           5,196                   5,044


              Consolidated Comparative Statements of Retained Earnings
                                   (Unaudited)

Balance - beginning of period...................................         $26,717                 $26,916
Net Income (Loss)...............................................          (3,065)                  3,315
                                                                -----------------       -----------------
                                                                          23,652                  30,231
                                                                -----------------       -----------------

Cash Dividends - redeemable cumulative preferred stock..........             340                     374
               - common stock...................................           1,428                   2,670
                                                                -----------------       -----------------
                                                                           1,768                   3,044
                                                                -----------------       -----------------

Balance - end of period.........................................         $21,884                 $27,187
                                                                =================       =================

              The accompanying notes are an integral part of the consolidated financial statements.



                        GREEN MOUNTAIN POWER CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Part 1 - Item 1


                                                                                 Three Months Ended
                                                                                       March 31
                                                                       ---------------------------------------
                                                                             1998                  1997
                                                                       -----------------     -----------------
                                                                                    (In thousands)
Operating Activities:
  Net Income (Loss)....................................................         ($3,158)               $3,315
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           4,424                 4,241
      Dividends from associated companies less equity income...........             362                    (7)
      Allowance for funds used during construction.....................            (142)                 (303)
      Deferred purchased power costs...................................          (1,981)                  (14)
      Amortization of purchased power costs............................           1,089                  (165)
      Deferred income taxes............................................             746                   (99)
      Deferred revenues ...............................................           5,773                 5,989
      Amortization of investment tax credits...........................             (71)                  (76)
      Environmental proceedings costs..................................            (595)                 (417)
      Conservation expenditures........................................            (382)                 (607)
      Changes in:
        Accounts receivable............................................           1,347                   731
        Accrued utility revenues.......................................             430                   792
        Fuel, materials, and supplies..................................            (226)                   14
        Prepayments and other current assets...........................          (4,922)                  130
        Accounts payable...............................................             734                (1,445)
        Taxes accrued..................................................          (2,029)                2,163
        Interest accrued...............................................             762                   708
        Other current liabilities......................................           4,038                  (623)
      Other............................................................          (2,027)                  368
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................           4,172                14,695
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (3,048)               (3,553)
    Investment in nonutility property..................................             420                  (252)
    Proceeds from sale of propane subsidiary...........................          11,500                --
                                                                       -----------------     -----------------
      Net cash provided by (used in) investing activities..............           8,872                (3,805)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................             500                   635
    Short-term debt, net...............................................           5,400                  (200)
    Reduction in long-term debt........................................          (1,983)               (1,819)
    Cash dividends.....................................................          (1,768)               (3,044)
                                                                       -----------------     -----------------
      Net cash provided by (used in) financing activities..............           2,149                (4,428)
                                                                       -----------------     -----------------

    Net increase in cash and cash equivalents..........................          15,193                 6,462
    Cash and cash equivalents at beginning of period...................             271                   749
                                                                       -----------------     -----------------
Cash and cash equivalents at end of period.............................         $15,464                $7,211
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date for:
       Interest (net of amounts capitalized)...........................          $1,190                $1,176
       Income taxes....................................................               6                   158

      The accompanying notes are an integral part of the consolidated financial statements.



                       GREEN MOUNTAIN POWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

Part 1 -- ITEM 1
1.  SIGNIFICANT ACCOUNTING POLICIES
Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At March 31, 1998 and 1997, the Company had recorded deferred revenues of $5.8 million and $6.0 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods.

Included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements are the results of operations of the Company's rental water heater program, which is not regulated by the VPSB, and five of the Company's wholly-owned subsidiaries, Green Mountain Propane Gas Company
(GMPG), Mountain Energy, Inc., GMP Real Estate Corporation, Green Mountain Resources, Inc. and Lease-Elec, Inc., all of which are unregulated. On March 16, 1998, the Company sold all assets of GMPG to VGS Propane LLC. The sale did not have a material impact on the Company's results of operations. Summarized financial information for the rental water heater program and such wholly-owned subsidiaries is as follows:

                                                         Three Months Ended
                                                              March 31
                                                        -------------------
                                                        1998          1997
                                                        ----          ----
                                                          (In Thousands)
Revenue  . . . . . . . . . . . . . . . . . . . . .    $ 1,869         $3,537
Expenses . . . . . . . . . . . . . . . . . . . . .      2,928          3,677
                                                      --------        -------
Net Income . . . . . . . . . . . . . . . . . . . .    $(1,059)        $ (140)
                                                      ========        =======


2.  INVESTMENT IN ASSOCIATED COMPANIES
The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:

Vermont Yankee Nuclear Power Corporation
                                                        Three Months Ended
                                                             March 31
                                                       --------------------
                                                       1998            1997
                                                       ----            ----
                                                          (In Thousands)
  Gross Revenue . . . . . . . . . . . . . . . . .    $51,170         $40,421
  Net Income Applicable
    to Common Stock . . . . . . . . . . . . . . .      1,702           1,775
  Company's Equity in
    Net Income  . . . . . . . . . . . . . . . . .        298             337

Vermont Electric Power Company, Inc.

                                                       Three Months Ended
                                                             March 31
                                                      ---------------------
                                                      1998             1997
                                                      ----             ----
                                                         (In Thousands)
  Gross Revenue . . . . . . . . . . . . . . . . . . .$11,820         $12,436
  Net Income
    Before Dividends  . . . . . . . . . . . . . . . .    286             429
  Company's Equity in
    Net Income (Includes preferred equity) . . . . . .    67             113


3.  ENVIRONMENTAL MATTERS

Public concern for the environment has resulted in increased government regulation of the licensing and operation of electric generation, transmission and distribution facilities. The electric industry typically uses or generates a range of potentially hazardous products in its operations. The Company must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. The Company maintains an environmental compliance and monitoring program that includes employee training, regular inspection of Company facilities, research and development projects, waste handling and spill prevention procedures and other activities. Subject to developments concerning the Pine Street Barge Canal site discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the caption -"Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters", and below. The Company believes that it is in substantial compliance with such requirements, and no material complaints concerning compliance by the Company with present environmental protection regulations are outstanding.

As of March 31, 1998, total expenditures for the Pine Street Barge Canal site were $15.6 million, inclusive of the $11.7 million as previously described in the Company's Annual Report on Form 10-K for year ended December 31, 1997, of which $5.4 million has been amortized.

As previously stated in the Company's Annual Report on Form 10-K for year ended December 31, 1997, past response cost claims of the EPA in an amount exceeding $11 million (including interest) have been asserted against the Company. Upon the request of the government, the Company initiated fast-track negotiations with the EPA and the Department of Justice concerning those claims and certain contribution claims by the Company against the government during the first quarter of 1998. Those negotiations are continuing.

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


4.  1997 Retail Rate Case
On June 16, 1997, the Company filed a request with the VPSB to increase retail rates by 16.7 percent ($26 million in additional annual revenues) and the target return on common equity from 11.25 percent to 13 percent. The Company had sought in its final submissions to the VPSB an increase of 14.4 percent ($22 million) in revenue to cover increased cost of service. On March 2, 1998, the VPSB released its Order dated February 27, 1998 in the Company's pending rate case. The VPSB authorized the Company to increase rates by 3.61 percent, resulting in increased annual revenues of $5.6 million.

Approximately $11 million of the shortfall from the Company's revenue request resulted primarily from the VPSB's modification of the Company's calculation of rate base, the exclusion of future capital projects from rate base, various cost of service reductions in areas of payroll and operations and maintenance, and a reduction in the requested allowed return on equity from 13 percent to 11.25 percent. Furthermore, the VPSB denied the recovery by the Company of $5.48 million in costs related to its Hydro-Quebec power contract. The decision stated that the Company had been imprudent in entering into the power contract in August 1991 and that the contract power would not be used and useful to utility customers to the extent that power costs, after accounting for the imprudence disallowance, were in excess of current estimates of market prices for power. In the first quarter of 1998, the Company has expensed $4.6 million of the $5.48 million VPSB disallowances of purchased power costs. The Company was able to limit the amount expensed to $4.6 million inasmuch as it anticipates that new rates will be come effective in January 1999. The eventual realization of that loss, if any, will depend upon the resolution of the Company's 1998 rate case, filed on May 8, 1998. (See Note 5 of the Notes to Consolidated Financial Statements.)

The Order discussed the VPSB's policies of disallowing the recovery of imprudent expenditures and power contract purchases that it determines not to be used and useful. However, the Order also stated that the methodologies and measures used in this rate case were provisional and applicable in the current proceeding only. The VPSB went on to state that it will schedule subsequent proceedings to examine the appropriate methodologies for measuring the effects of imprudence and calculating the portion of the contract that is not used and useful. If the VPSB were to apply the methodologies and measures used in the Order (or similar methodologies and measures) to future power contract costs, notwithstanding its statement that it will reexamine such matters, the Company would be required under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, to record an expense of approximately $180 million (pretax) based on the estimated future market price of power used by the VPSB in its Order. However, the Company will not be able to estimate the loss to be recorded, if any, until the reconsideration and appeal processes and such subsequent proceedings are completed.

Furthermore, if the VPSB's ruling, that above-market Hydro-Quebec power contract costs are not used and useful and should be shared equally between ratepayers and shareholders, is not modified in future regulatory proceedings, then the Company's rates may be set, effectively, on a basis other than its costs to provide service. This would require the Company to discontinue the application of Statement of Financial Accounting Standards No. 71, Accounting for the Effect of Certain Types of Regulation, resulting in the write-off of regulatory assets and liabilities with a charge to earnings, as an extraordinary item. Based on the March 31, 1998 balance sheet, the Company would be required to take a charge to earnings of approximately $16 million attributable to net regulatory assets.

In addition to the Hydro-Quebec power contract disallowances described above, the Order also required the Company to create a deferred credit for $9.1 million of payments received by the Company in 1997 pursuant to two arrangements with Hydro-Quebec that were designed to decrease the costs of the contract power. The Order, contrary to the VPSB's prior Accounting Order dated December 31, 1996, required the Company to amortize this deferred credit over the remaining lives of the related power contracts. On May 12, 1998, the VPSB notified the Company, as described below, that it would issue an order relieving the Company from this ruling.

In response to the Order, the rating agencies that rate the Company's fixed income securities have placed the Company's credit ratings on their rating watch or rating outlook with negative implications.

The Company is exploring all legal and regulatory remedies open to it to challenge the VPSB decision, including its request for reconsideration from the VPSB and a direct appeal to the Vermont Supreme Court. The Company believes that the decisions set forth in the Order are inaccurate factually and incorrect legally. The VPSB's ruling, if not changed, would have a significant impact on the Company's reported financial condition and 1998 results of operations and, depending on the outcome of future proceedings to be conducted by the VPSB, could impact the Company's credit ratings, dividend policy and financial viability.

On March 20, 1998, the Company filed with the VPSB a Motion for Reconsideration of and to Alter or Amend the VPSB's Order issued on March 2, 1998. The principal areas in which the Company requested that the VPSB change its ruling include the following: a correction to the VPSB's calculation of the $5.48 million Hydro-Quebec contract power cost disallowance; reversal of the accounting treatment specified by the VPSB for cash payments made by Hydro-Quebec under arrangements that the Company had previously negotiated in order to avoid rate increases in prior years for customers; restoration of $418,000 of costs associated with the construction of the Searsburg wind facility; restoration of various other compensation and payroll costs; and reconsideration of the Company's request to increase the allowed rate of return from 11.25 percent to 12 percent.


On May 12, 1998, in response to the Company's request for a ruling on the pending motion in advance of the filing date for this report, the VPSB furnished the Company with a letter stating that "GMP's motion to amend the February 27, 1998 rate order with respect to the accounting treatment given to $9.1 million of credits to the cost of service under previously issued accounting orders, will be granted." The Company has not yet received a complete order on its motion for reconsideration.


5.  1998 Retail Rate Case
On May 8, 1998, the Company filed a request with the VPSB to increase retail rates by 12.93 percent. The retail rate increase is needed to cover higher power supply costs, the cost of the January 1998 ice storm, higher taxes and investments in new plant and equipment. If the VPSB suspends the tariff filings, the new rates would be expected to become effective as of January 1999.


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


7.  COMPETITION AND RESTRUCTURING
For information regarding competition and restructuring, See
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Competition and Restructuring".


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


                         GREEN MOUNTAIN POWER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                  MARCH 31, 1998

Part 1 -- ITEM 2

This section presents management's assessment of Green Mountain Power Corporation's (the Company) financial condition and the principal factors having an impact on the results of its operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this quarterly report. This section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Competition and Restructuring", lists some of the reasons why results could differ materially from those projected.

RESULTS OF OPERATIONS
Earnings Summary
The loss per share of common stock in the first quarter of 1998 was $0.66, compared to earnings of $0.58 per share in the first quarter of 1997. The decrease in earnings was primarily due to an accrual of $4.6 million (pretax) in losses related to the Company's long-term Hydro-Quebec power contract, and the write off of $1.3 million of the Company's investment in its Searsburg Wind facility, both of which resulted from an order issued by the Vermont Public Service Board (VPSB) in the Company's recent rate case.

The first quarter results were also adversely impacted by warmer than normal temperatures and the performance of the Company's subsidiaries as discussed below.


Operating Revenues and MWh Sales
Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:

                                                       Three Months Ended
                                                            March 31
                                                       -------------------
                                                       1998           1997
                                                       ----           ----
Operating Revenues (In thousands)
   Retail . . . . . . . . . . . . . . . . . . . .   $ 41,852       $ 41,678
   Sales for Resale . . . . . . . . . . . . . . .      4,378          4,765
   Other  . . . . . . . . . . . . . . . . . . . .        702            761
                                                    --------       --------
    Total Operating
     Revenues . . . . . . . . . . . . . . . . . .   $ 46,932       $ 47,204
                                                    ========       ========

MWh Sales
   Retail . . . . . . . . . . . . . . . . . . . .    475,702        476,612
   Sales for Resale . . . . . . . . . . . . . . .    109,186        160,936
                                                     -------        -------
    Total MWh Sales . . . . . . . . . . . . . . .    584,888        637,548
                                                     =======        =======
Average Number of Customers
   Residential  . . . . . . . . . . . . . . . . .     71,134         70,562
   Commercial &
    Industrial  . . . . . . . . . . . . . . .         12,112         11,955
   Other  . . . . . . . . . . . . . . . . . . .           71             77
                                                      ------         ------
    Total Customers . . . . . . . . . . . . . .       83,317         82,594
                                                      ======         ======


Total operating revenues decreased 0.6 percent in the first quarter of 1998 compared to the same period in 1997. Retail revenues increased 0.4 percent in the first quarter of 1998 compared to the same period in 1997. Retail revenues from the Company's commercial and industrial customers increased 1.0 percent in 1998 resulting from a 1.4 percent increase in sales to small commercial and industrial customers caused by modest customer growth. Retail revenues from the Company's residential customers decreased by 3.4 percent in 1998 resulting from a 4.4 percent decrease in sales of electricity caused by winter temperatures that were 16 percent warmer than normal and 12 percent warmer than those in 1997. Wholesale revenues decreased 8.1 percent in the first quarter of 1998 compared to the same period in 1997 primarily due to a reduction in low-margin, off-system sales.


Operating Expenses
Power supply expenses increased 28.3 percent in the first quarter of 1998 compared to the same period in 1997. Company-owned generation expenses increased more than threefold in the first quarter of 1998 over the same period in 1997 primarily due to an increase in the usage of high-cost generating facilities during a severe ice storm that crippled much of Vermont, the Northeast United States and Quebec in early January that replaced power that was unavailable from Hydro-Quebec. Power purchased from others increased 29.6 percent in the first quarter of 1998 over the same period in 1997 primarily due to the accrual of $4.6 million (pretax) in losses related to the Company's long-term Hydro-Quebec power contract, resulting from an order issued by the VPSB in the Company's recent rate case.

Other operating expenses increased 4.3 percent in the first quarter of 1998 over the same period in 1997 primarily due to higher overhead costs for the Company resulting from less overhead charged to Green Mountain Resources, Inc., the subsidiary that holds an interest in Green Mountain Energy Resources L.L.C.

Transmission expenses decreased 25.8 percent in 1998 compared to the same period in 1997 primarily due to a refund received from Central Vermont Public Service Corporation (CVPS), resulting from reduced levels of demand on the CVPS transmission system in 1997 and lower charges in 1998 based on the same reduced usage.

Maintenance expenses increased 7.5 percent in the first quarter of 1998 over the same period in 1997 primarily due to an increase in scheduled maintenance activity.

Depreciation and amortization expenses increased 4.3 percent in the first quarter of 1998 over the same period in 1997 primarily due to depreciation associated with additional investment in the Company's utility plant.

Taxes other than income taxes increased 2.1 percent in the first quarter of 1998 over the same period in 1997 primarily due to an increase in municipal property taxes associated with the wind generating facility in Searsburg, Vermont that went into commercial operation in June 1997. In June 1997, the Governor signed legislation that changed the method of municipal property taxation in Vermont. The legislation has resulted in a statewide uniform property tax rate but provides localities the flexibility to levy local taxes. Currently, Vermont municipalities are evaluating the impact of this legislation on future tax assessments. The Company is unable to predict at this time whether this legislation will have a material impact on the Company's operations.


Income Taxes
Income taxes decreased in the first quarter of 1998 compared with the same period in 1997 due to a decrease in taxable income.


Other Income
Other income decreased 260.9 percent in the first quarter of 1998 compared to the same period in 1997. Mountain Energy Inc, the Company's wholly-owned subsidiary that invests in energy generation and energy and waste water efficiency projects, experienced a loss in the first quarter of 1998 which was $695,000 greater than the loss in the same period in 1997 primarily due to start-up operating losses incurred by Micronair LLC, a company in which Mountain Energy held a 71 percent interest. At the end of April, Mountain Energy's interest in Micronair increased to 85 percent.

Green Mountain Propane Gas Company, the Company's wholly-owned subsidiary whose assets were sold to VGS Propane LLC on March 16, 1998, experienced a $290,000 loss in the first quarter of 1998 compared to income of $143,000 in 1997. The decrease in earnings was primarily due to a reduction in revenues caused by warmer than normal winter weather and a loss of $215,000 on the sale of its assets.

Other deductions increased by $1.2 million primarily due to a write-off of $1.3 million in costs associated with the wind generating facility in Searsburg that were disallowed by the VPSB.


Interest Charges
Interest charges increased 6.1 percent in the first quarter of 1998 over the same period in 1997 primarily due to a higher amount of short-term debt outstanding during the period. This increase was partially offset by a reduction in long-term interest charges related to a lower amount of long-term debt outstanding during the period.


                      LIQUIDITY AND CAPITAL RESOURCES


For the three months ended March 31, 1998, construction and conservation expenditures totaled $3.4 million. Such expenditures in 1998 are expected to be approximately $17.0 million, principally for expansion and improvements of the Company's transmission and distribution plant, for conservation measures and for management information systems.

At March 31, 1998, the Company had a revolving credit agreement in the amount of $45 million with three banks, with borrowings outstanding of $8.0 million. The Company is required to certify as a condition of borrowing that no event shall have occurred that has had or would reasonably be expected to have a material adverse effect since the date of the last borrowing. In light of the current disallowances in the VPSB's Order dated February 27, 1998, coupled with the accounting treatment under SFAS 5 that might result if the VPSB were to apply the methodologies and measures used in the Order (or similar methodologies and measures) to future power contract costs, or under SFAS 71, if the VPSB's used and useful ruling should not be modified, as previously described, the Company could not provide the necessary certification required for future borrowings under the current agreement, absent a renegotiation of its terms.

Following discussions with the banks, modified terms were agreed to by the Company and the banks in order to allow the Company to continue to borrow until such time that the banks have determined that the Company has successfully resolved the regulatory and contractual issues of the Hydro-Quebec contract. The modified terms call for shortening the term of the agreement to one year; securing the loans made pursuant to the agreement by granting the banks a second priority mortgage, lien and security interest in the collateral pledged under the Company's first mortgage bond indenture; and increasing the interest rates, facility fees and other fees required to be paid pursuant to the agreement.

On April 20, 1998, the Company filed for the necessary approvals of the modified terms with the VPSB.

At March 31, 1998, the Company had lines of credit with two banks totaling $8.0 million, with no borrowings outstanding. Borrowings under these lines of credit are at interest rates based on various market rates and are generally less than the prime rate. The Company has fee arrangements on its line of credit ranging from 0 to 1/8 percent and no compensating balance requirements. These lines of credit are subject to periodic review and renewal during the year by the various banks.


Dividend Policy - On September 17, 1997, the Company's Board of
Directors announced a reduction in the quarterly dividend from $0.53 per share to $0.275 per share on the Company's common stock.

The Company's dividend policy, which incorporates a target payout ratio of 60 to 70 percent, reflects the greater risks facing the Company as a result of the changing environment of the electric utility industry. This policy contemplates a target payout that is in line with industry trends and is comparable to that of other companies in the utility industry. The policy assumes fair and appropriate ratemaking. However, the disallowances contained in the VPSB's recent rate Order, if continued, will require the Company to reassess the current dividend level.


                         COMPETITION AND RESTRUCTURING


The electric utility business is being subjected to rapidly increasing competitive pressures stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among and within various regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. For a discussion of restructuring proceedings in Vermont, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Outlook".

The 1998 session of the Vermont General Assembly adjourned on April 16, 1998 without enacting any restructuring legislation.

The Company cannot predict whether restructuring legislation, if enacted in the future by the Vermont General Assembly, or any subsequent report or actions of, or proceedings before, the VPSB or Vermont General Assembly would have a material adverse effect on the Company's operations, financial condition or credit ratings. The Company's failure to recover a significant portion of its purchased power costs, or to retain and attract customers in a competitive environment, would likely have a material adverse effect on the Company's business, including its operating results, cash flows and ability to pay dividends at current levels.


                      YEAR 2000 COMPUTER COMPLIANCE

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


                      GREEN MOUNTAIN POWER CORPORATION
                              March 31, 1998
                         PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
          See Notes 3 and 4 of Notes to Consolidated Financial
          Statements

ITEM 2.  Changes in Securities and Use of Proceeds
          NONE

ITEM 3.  Defaults Upon Senior Securities
          NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
          NONE.

ITEM 5.  Other Information
          NONE

ITEM 6.  (a)  EXHIBITS
                 27       Financial Data Schedule

         (b)  REPORTS ON FORM 8-K
              A report on Form 8-K was filed on March 12, 1998 setting forth the financial and accounting implications for the Company resulting from the Vermont Public Service Board's rate Order dated February 27, 1998.



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



                                GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  May 15, 1998                  /s/ E. M. Norse
                            E. M. Norse, Vice President, Chief
                            Financial Officer and Treasurer



Date:  May 15, 1998                 /s/ R. J. Griffin
                            R. J. Griffin, Controller