Form 10-Q
period 1998-06-30
GREEN MOUNTAIN POWER CORP
filed 1998-08-14
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                           __________________________

                                    FORM 10-Q


    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

                                       or

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
Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class - Common Stock                Outstanding June 30, 1998
    $3.33 1/3 Par Value                              5,233,582



                       GREEN MOUNTAIN POWER CORPORATION
                   Consolidated Comparative Balance Sheets

Part 1 - Item 1



                                                                     June 30                   December 31
                                                       -----------------------------------   ----------------
                                                             1998               1997               1997
                                                       ----------------   ----------------   ----------------
                                                                    (Unaudited)              (In thousands)
                                                                  (In thousands)
ASSETS

Utility Plant
    Utility plant, at original cost....................       $269,649           $249,511           $265,441
    Less accumulated depreciation......................         92,330             85,492             87,689
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        177,319            164,019            177,752
    Property under capital lease.......................          8,342              9,006              8,342
    Construction work in progress......................         11,469             20,586             10,626
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        197,130            193,611            196,720
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity ...................         15,321             14,026             15,860
    Other investments..................................          5,382              5,271              6,137
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,703             19,297             21,997
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash and cash equivalents..........................            208                131                118
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         14,277             14,805             17,365
    Accrued utility revenues ..........................          5,459              5,438              6,505
    Fuel, materials and supplies, at average cost......          3,501              3,478              3,261
    Prepayments........................................          8,719                524              1,563
    Prepaid taxes......................................          2,182                --                 --
    Other..............................................            264                354                313
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         34,610             24,730             29,125
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................         11,734             14,690             13,692
    Purchased power costs..............................          9,437              9,963              4,283
    Other..............................................         12,656             12,781              9,415
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         33,827             37,434             27,390
                                                       ----------------   ----------------   ----------------
Non-Utility
    Cash and cash equivalents..........................          1,233                165                153
    Other current assets...............................          8,893              5,192             11,501
    Property and equipment.............................          1,220             12,321             10,784
    Intangible assets..................................             20              2,184              2,116
    Equity investment in energy related businesses.....         12,146             13,661             12,824
    Other assets.......................................          5,188             12,994              4,682
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         28,700             46,517             42,060
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $314,970           $321,589           $317,292
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
        5,249,438, 5,134,286  and 5,195,432)...........        $17,634            $17,095            $17,318
      Additional paid-in capital.......................         71,326             69,733             70,720
      Retained earnings................................         21,379             25,344             26,717
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        109,961            111,794            114,377
    Redeemable cumulative preferred stock..............         17,735             19,310             17,735
    Long-term debt, less current maturities............         88,500             93,200             93,200
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        216,196            224,304            225,312
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          8,342              9,006              8,342
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          4,700              1,700              1,700
    Short-term debt....................................          3,516              6,316              2,616
    Accounts payable, trade, and accrued liabilities...          5,857              6,367              6,828
    Accounts payable to associated companies...........          6,313              7,514              7,661
    Dividends declared.................................            355                375                350
    Customer deposits..................................            537                507                721
    Taxes accrued......................................            --                 491              2,843
    Interest accrued...................................          1,312              1,335              1,311
    Deferred revenues .................................          2,436              2,854                --
    Other..............................................          3,300                811              1,256
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         28,326             28,270             25,286
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         28,264             27,467             23,501
    Unamortized investment tax credits.................          4,401              4,705              4,542
    Other..............................................         22,023             15,429             17,239
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         54,688             47,601             45,282
                                                       ----------------   ----------------   ----------------

Non-Utility
    Current liabilities................................            868              1,084              1,119
    Other liabilities..................................          6,550             11,324             11,951
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................          7,418             12,408             13,070
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $314,970           $321,589           $317,292
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.




                       GREEN MOUNTAIN POWER CORPORATION
                   Consolidated Comparative Income Statements
                                 (Unaudited)

Part 1 - Item 1

                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30                             June 30
                                                              -------------------------------     -------------------------------
                                                                  1998               1997             1998               1997
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues ...........................................    $43,733            $42,682          $90,665            $89,886
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation ................      7,274              8,473           15,255             16,239
     Company-owned generation.................................      1,194              1,199            4,029              2,045
     Purchases from others....................................     17,350             14,948           40,391             32,728
  Other operating.............................................      4,840              4,007            9,256              8,242
  Transmission................................................      2,407              2,914            4,668              5,961
  Maintenance.................................................      1,262              1,141            2,464              2,259
  Depreciation and amortization...............................      3,879              4,152            8,304              8,392
  Taxes other than income.....................................      1,810              1,692            3,766              3,608
  Income taxes................................................        906              1,165             (595)             3,170
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     40,922             39,691           87,538             82,644
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      2,811              2,991            3,127              7,242
                                                              ------------       ------------     ------------       ------------

Other Income (Expense)
  Equity in earnings (loss)of affiliates and non-utility......
   operations.................................................        262               (289)            (311)               130
  Allowance for equity funds used during construction.........         45                200               98                394
  Other income and deductions, net............................         32                119             (887)               401
                                                              ------------       ------------     ------------       ------------
    Total other income (expense)..............................        339                 30           (1,100)               925
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      3,150              3,021            2,027              8,167
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,784              1,826            3,583              3,690
  Other.......................................................        127                 85              344                161
  Allowance for borrowed funds used during  construction......        (32)              (120)            (106)              (229)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      1,879              1,791            3,821              3,622
                                                              ------------       ------------     ------------       ------------
Net Income (Loss).............................................      1,271              1,230           (1,794)             4,545

Dividends on preferred stock..................................        340                374              681                749
                                                              ------------       ------------     ------------       ------------
Net Income (Loss) Applicable to Common Stock..................       $931               $856          ($2,475)            $3,796
                                                              ============       ============     ============       ============

Common Stock Data
  Basic earnings (loss) per share.............................      $0.18              $0.17           ($0.48)             $0.75

  Cash dividends declared per share...........................     $0.275              $0.53            $0.55              $1.06

  Weighted average shares outstanding.........................      5,222              5,096            5,209              5,070


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period.................................    $21,884            $27,187          $26,717            $26,916
Net Income (Loss).............................................      1,271              1,230           (1,794)             4,545
                                                              ------------       ------------     ------------       ------------
                                                                   23,155             28,417           24,923             31,461
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        340                374              681                749
               - common stock.................................      1,436              2,699            2,863              5,368
                                                              ------------       ------------     ------------       ------------
                                                                    1,776              3,073            3,544              6,117
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $21,379            $25,344          $21,379            $25,344
                                                              ============       ============     ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.





                       GREEN MOUNTAIN POWER CORPORATION
                     Consolidated Statements of Cash Flows
                                 (Unaudited)

Part 1 - Item 1
                                                                                   Six Months Ended
                                                                                       June 30
                                                                       ---------------------------------------
                                                                             1998                  1997
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income (Loss)....................................................         ($1,794)               $4,545
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           8,304                 8,392
      Dividends from associated companies less equity income...........             538                 1,743
      Allowance for funds used during construction.....................            (204)                 (623)
      Amortization of purchased power costs............................           2,571                (1,732)
      Deferred income taxes............................................           4,890                   994
      Deferred revenues ...............................................           2,437                 2,854
      Deferred purchased power costs...................................          (7,725)                  (25)
      Amortization of investment tax credits...........................            (141)                 (120)
      Environmental proceedings costs, net.............................            (891)                 (804)
      Conservation expenditures........................................            (649)               (1,052)
      Changes in:
        Accounts receivable............................................           3,089                 2,928
        Accrued utility revenues.......................................           1,047                 1,224
        Fuel, materials and supplies...................................            (240)                  143
        Prepayments and other current assets...........................          (4,501)                  556
        Accounts payable...............................................          (2,319)                1,120
        Taxes accrued..................................................          (5,024)                 (495)
        Interest accrued...............................................               1                   (46)
        Other current liabilities......................................           1,611                  (835)
      Other............................................................             121                (6,259)
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................           1,121                12,508
                                                                       -----------------     -----------------
    Proceeds from sale of propane subsidiary...........................          11,500                --
Investing Activities:
    Construction expenditures..........................................          (6,541)               (9,148)
    Investment in non-utility property.................................             495                (1,040)
    Proceeds from sale of propane subsidiary...........................          11,500                --
                                                                       -----------------     -----------------
      Net cash provided by (used in) investing activities..............           5,454               (10,188)
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................             921                 1,813
    Short-term debt, net...............................................             900                 5,300
    Cash dividends.....................................................          (3,543)               (6,117)
    Reduction in long-term debt........................................          (3,683)               (3,769)
                                                                       -----------------     -----------------
      Net cash used in financing activities............................          (5,405)               (2,773)
                                                                       -----------------     -----------------

    Net increase (decrease) in cash and cash equivalents...............           1,170                  (453)

    Cash and cash equivalents at beginning of period...................             271                   749
                                                                       -----------------     -----------------
Cash and Cash Equivalents at End of Period.............................          $1,441                  $296
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date:
       Interest (net of amounts capitalized)...........................          $3,796                $3,787
       Income taxes....................................................             938                 1,849

      The accompanying notes are an integral part of the consolidated financial statements.




                       GREEN MOUNTAIN POWER CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998




Part 1 -- ITEM 1

1.	SIGNIFICANT ACCOUNTING POLICIES

Pursuant to an order of the Vermont Public Service Board (VPSB), the Company's rate structure is seasonally differentiated, with higher rates billed during the four winter months and lower rates billed during the remaining eight months of the year. In order to match revenues with related costs more accurately on an interim basis, the Company recognizes revenue in a manner that seeks to eliminate the impact of such seasonally differentiated rates. At June 30, 1998 and 1997, the Company had recorded deferred revenues of $2.4 million and $2.9 million, respectively, in accordance with this policy. These deferred revenues are recognized in subsequent interim periods. In its pending rate filing, the Company has requested a redesign of its rates to eliminate the seasonal differential.

Included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements are the results of operations of the Company's rental water heater program, which is not regulated by the VPSB, and five of the Company's wholly-owned subsidiaries, Green Mountain Propane Gas, Limited
(GMPG), Mountain Energy, Inc., GMP Real Estate Corporation, Green Mountain Resources, Inc. and Lease-Elec, Inc., all of which are unregulated. On March 16, 1998, the Company sold all assets of GMPG to VGS Propane LLC. The sale did not have a material impact on the Company's results of operations. Summarized financial information for the rental water heater program and such wholly-owned subsidiaries is as follows:

                            Three Months Ended      	    Six Months Ended
                                 June 30                     June 30
                            ------------------           ---------------
                             1998       1997              1998      1997
                             ----       ----              ----      ----
                              (In Thousands) 	            (In Thousands)
Revenue  . . . . . . . . . $  240      $2,498             $2,109  	$6,036
Expenses . . . . . . . . .    475       3,295              3,403   	6,973
                           -------     -------           --------  -------
Net Loss . . . . . .  . . .$ (235)     $ (797)	          $(1,294)  $ (937)
                           =======     =======           ========  =======


2.	INVESTMENT IN ASSOCIATED COMPANIES

The Company accounts for its investment in the companies listed below using the equity method. Summarized financial information is as follows:

Vermont Yankee Nuclear Power Corporation
                           Three Months Ended     Six Months Ended
                                 June 30         	    June 30
                           ------------------    -----------------
                            1998        1997       1998      1997
                            ----        ----       ----      ----
                             (In Thousands)        (In Thousands)
  Gross Revenue . . . . . $51,913     $44,383  	$109,083   $84,804
  Net Income Applicable
    to Common Stock . . .   1,806       1,748      3,508     3,523
  Company's Equity in
    Net Income  . . . . .     315         309        613       646

Vermont Electric Power Company, Inc.
                            Three Months Ended     Six Months Ended
                                 June 30         	     June 30
                            ------------------     ----------------
                             1998       1997        1998      1997
                             ----       ----        ----      ----
                              (In Thousands)	       (In Thousands)
  Gross Revenue . . . . . .  $8,860    $12,700    	$20,680  	$25,136
  Net Income
    Before Dividends  . . .     298        280	        584	      709
  Company's Equity in
    Net Income (Includes
    preferred equity) . . .    	 96         92         163       205


3.	ENVIRONMENTAL MATTERS

Public concern for the environment has resulted in increased government regulation of the licensing and operation of electric generation, transmission and distribution facilities. The electric industry typically uses or generates a range of potentially hazardous products in its operations. The Company must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. The Company maintains an environmental compliance and monitoring program that includes employee training, regular inspection of Company facilities, research and development projects, waste handling and spill prevention procedures and other activities. Subject to developments concerning the Pine Street Barge Canal site discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the caption -"Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters", and below, the Company believes that it is in substantial compliance with such requirements, and that no material complaints concerning compliance by the Company with present environmental protection regulations are outstanding.

As of June 30, 1998, total expenditures for the Pine Street Barge Canal site were $15.7 million, inclusive of the $11.7 million as previously described in the Company's Annual Report on Form 10-K for year ended December 31, 1997, of which $5.4 million has been amortized.

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

In an Order released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street Barge Canal site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs of the Pine Street Barge Canal site, taking into account recoveries from insurance carriers and other PRP's, should be shared between customers and shareholders of the Company. In its reconsideration order, however, the VPSB stated that it is their intent "to reserve for a future docket all issues pertaining to the sharing of remediation-related costs between the Company and its customers".

In June 1998, the Coordinating Council, a stakeholders group, established by the EPA in 1994, reached final agreement on a plan to clean up the Pine Street Barge Canal site. The Plan provides for the construction of an underwater cover over the canal sediments that present the highest risk to the environment, the placement of a soil cap over certain contaminated wetland areas, and the monitoring of the site to ensure that the cap is effective over the long term and that contamination is not migrating offsite. The estimated cost of the cleanup plan is approximately $4.5 to $8.0 million. Final EPA approval of the Plan is pending. The Company has entered into various confidential settlement agreements with other potentially responsible parties that provide for sharing of past response costs and cleanup liability. In conjunction with reaching agreement with the Coordinating Council on a recommended cleanup plan, the Company has agreed to fund environmentally beneficial projects in Burlington, the cost of which may reach $3.0 million. The Company does not expect that the ultimate outcome will have a material impact on the Company's results of operations.


4.	1997 Retail Rate Case

On June 16, 1997, the Company filed a request with the VPSB to increase retail rates by 16.7 percent ($26 million in additional annual revenues) and the target return on common equity from 11.25 percent to 13 percent. The Company had sought in its final submissions to the VPSB an increase of 14.4 percent ($22 million) in revenue to cover increased cost of service. On March 2, 1998, the VPSB released its Order dated February 27, 1998 in the pending rate case. The VPSB authorized the Company to increase rates by 3.61 percent, resulting in increased annual revenues of $5.6 million.


Approximately $11 million of the shortfall from the Company's revenue request resulted primarily from the VPSB's modification of the Company's calculation of rate base, the exclusion of future capital projects from rate base, various cost of service reductions in areas of payroll and operations and maintenance, and a reduction in the requested allowed return on equity from 13 percent to 11.25 percent. Furthermore, the VPSB denied the recovery by the Company of $5.48 million in costs related to its Hydro-Quebec power contract. The decision stated that the Company had been imprudent in committing to the power contract in August 1991 and that the contract power would not be used and useful to utility customers to the extent that power costs, after accounting for the imprudence disallowance, were in excess of current estimates of market prices for power. In the first quarter of 1998, the Company expensed $4.6 million of the $5.48 million VPSB disallowances of purchased power costs. The Company was able to limit the amount expensed to $4.6 million inasmuch as it anticipates that new rates will become effective in January 1999 as the result of a May 8, 1998 rate filing. The eventual realization of the remaining disallowances, if any, will depend upon the resolution of the Company's 1998 rate case. (For a discussion of the May 8, 1998 rate filing, See
Note 5 of the Notes to Consolidated Financial Statements.)

The Order discussed the VPSB's policies of disallowing the recovery of imprudent expenditures and power contract purchases that it determines not to be used and useful. However, the Order also stated that the methodologies and measures used in this rate case were provisional and
applicable in that proceeding only.    If the VPSB
were to apply the methodologies and measures used in the Order (or similar methodologies and measures) to future power contract costs in the Company's currently pending rate case (See 1998 Retail Rate
Case), the Company would likely be required under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, to record an expense of approximately $180 million (pretax) based on the estimated future market price of power used by the VPSB in its Order. However, the Company will not be able to estimate the loss to be recorded, if any, until such subsequent proceedings are completed.

Furthermore, if the VPSB's ruling that above-market Hydro-Quebec power contract costs are not used and useful and should be shared equally between ratepayers and shareholders is not modified in future regulatory proceedings, then the Company's rates may be set, effectively, on a basis other than its costs to provide service. The setting of rates on a basis other than its costs to provide service would require the Company to discontinue the application of Statement of Financial Accounting Standards No. 71, Accounting for the Effect of Certain Types of Regulation, resulting in the write-off of regulatory assets and liabilities with a charge to earnings, as an extraordinary item. Based on the June 30, 1998 balance sheet, the Company would be required to take a charge to earnings of approximately $19 million attributable to net regulatory assets.

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

On March 20, 1998, the Company filed with the VPSB a Motion for Reconsideration of and to Alter or Amend the VPSB's Order issued on March 2, 1998. The principal areas in which the Company requested that the VPSB change its ruling include the following: a correction to the VPSB's calculation of the $5.48 million Hydro-Quebec contract power cost disallowance; reversal of the accounting treatment specified by the VPSB for cash payments made by Hydro-Quebec under arrangements that the Company had previously negotiated in order to avoid rate increases in prior years for customers; restoration of $418,000 of costs associated with the construction of the Searsburg wind facility; restoration of various other compensation and payroll costs; and a request to increase the allowed rate of return from 11.25 percent to 12 percent.

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

On June 8, 1998, the VPSB issued an order on GMP's Motion for Reconsideration which reaffirmed the VPSB's earlier ruling disallowing the $5.48 million in Hydro-Quebec contract power costs. The VPSB reasserted that the ruling applies only to this rate case, and said "our rate making treatment for the Hydro-Quebec contract was provisional.
The amount of and the methodology by which we calculated the disallowance arising from our conclusion that GMP's lock-in of the Contract was imprudent and the Contract is not fully used-and-useful is provisional. It applies solely to the rates we establish for the
adjusted test year in this case."   The VPSB affirmed the accounting
treatment given to the $9.1 million of credits to the cost of service discussed above. The VPSB also restored the $418,000 of costs associated with the construction of the Searsburg wind facility. However, the VPSB did not grant any other material aspects of the Company's motion. Additionally, the VPSB disallowed a $585,000 pre-tax charge related to pension benefits granted to employee of Green Mountain Energy Resource, Inc. (GMER) at the time such former Company employees assumed employment with GMER.

Immediately following the issuance of the June 8, 1998 VPSB order, Duff & Phelps and Standard & Poor's lowered the Company's securities credit ratings. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations-Liquidity and Capital Resources".

On June 22, 1998, the Company noticed its appeal to the Vermont Supreme Court from the VPSB's February 27 order and the June 8 reconsideration order. The record was transmitted from the VPSB to the Vermont Supreme Court on June 22, 1998 and briefing will be completed in the fall. A number of other Vermont utilities have undertaken to submit briefs as amicus curiae in support of the Company.

The Company believes that the decisions set forth in the Order are inaccurate factually and incorrect legally. The VPSB's ruling, if not changed could have a significant impact on the Company's reported financial condition, and could impact the Company's credit ratings, dividend policy and financial viability.


5.	1998 Retail Rate Case

On May 8, 1998, the Company filed a request with the VPSB to increase retail rates by 12.93 percent. The retail rate increase is needed to cover higher power supply costs, the cost of the January 1998 ice storm, higher taxes and investments in new plant and equipment. The VPSB suspended the tariff filings on June 15, 1998. The new rates would be expected to become effective as of January 22, 1999. Discovery is underway in the case.


6.	SFAS 128

In March 1997, the Financial Accounting Standards Board issued a new accounting standard, Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128, effective for financial statements issued for periods ending after December 15, 1997, replaces the definition of primary earnings per share, calculated in accordance with the provisions of APB 15, with a new calculation, basic earnings per share. Fully diluted earnings per share, now called diluted earnings per share, is still required. Since the Company has not issued any potentially dilutive securities, both calculations are the same.


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



                       GREEN MOUNTAIN POWER CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                               June 30, 1998



Part 1 -- ITEM 2

This section presents management's assessment of Green Mountain Power Corporation's (the Company) financial condition and the principal factors having an impact on the results of its operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this quarterly report. This section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Competition and Restructuring" and "Year 2000 Computer Compliance", lists some of the reasons why results could differ materially from those projected.

RESULTS OF OPERATIONS
Earnings Summary

Earnings per share of common stock in the second quarter of 1998 were $0.18 compared to $0.17 in the second quarter of 1997. Higher power supply expenses were partially offset by a 7.4 percent increase in sales to business customers and a 3.6 percent retail rate increase that went into effect in March 1998. Mountain Energy Inc., the Company's wholly-owned subsidiary that invests in energy generation and energy and waste water efficiency projects, experienced a $913,000 decrease in earnings due to start-up operating losses incurred by Micronair LLC. This decrease was offset by a $1.1 million reduction in the loss experienced by Green Mountain Resources, Inc. (GMRI), the subsidiary that holds an interest in Green Mountain Energy Resources L.L.C. (GMER), due to a reduction in start-up expenses as compared to those incurred in 1997. GMER is competing in the emerging consumer retail energy market in California and Pennsylvania.

For the six months ended June 30, 1998, the loss per share of common stock was $0.48 compared to earnings of $0.75 per share for the six months ended June 30, 1997.


Operating Revenues and MWh Sales

Operating revenues, megawatthour (MWh) sales and average number of customers are summarized as follows:

                            Three Months Ended          		Six Months Ended
                                June 30       		              June 30
                            ------------------            ---------------
                            1998          1997           	1998	      	1997
                            ----          ----            ----        ----
Operating Revenues
(In thousands)
   Retail . . . . . . .  $ 39,314       $ 37,373         $81,166     $79,051
   Sales for Resale . .     3,771          4,619           8,149       9,384
   Other  . . . . . . .       648            690           1,350	   	  1,451
                         --------       --------        --------    --------
    Total Operating
     Revenues . . . . .  $ 43,733       $ 42,682        $ 90,665    $ 89,886
                         ========       ========        ========    ========


                  				      Three Months Ended           		Six Months Ended
                                June 30                        June 30
                            -------------------            ----------------
                        				1998          	1997           	1998       	1997
                            ----           ----            ----        ----
MWh Sales
   Retail . . . . . . . . 435,228        422,457         910,930     899,069
   Sales for Resale . . . 115,693        157,645         224,879     318,581
                          -------        -------       ---------   ---------
    Total MWh Sales . . . 550,921        580,102       1,135,809   1,217,650
                          =======        =======       =========   =========
Average Number of Customers
   Residential  . . . . .  71,221         70,581          71,178      70,572
   Commercial &
    Industrial  . . . . .  12,170         12,000          12,141      11,978
   Other  . . . . . . . .      69             75              70          75
                           ------         ------          ------      ------
    Total Customers . .    83,460         82,656          83,389      82,625
                           ======         ======          ======      ======


Total operating revenues in the second quarter of 1998 increased 2.5 percent over the same period in 1997. Retail revenues increased 5.2 percent in the second quarter of 1998 over the same period in 1997 primarily due to a 7.4 percent increase in sales of electricity to the Company's commercial and industrial customers resulting from an increase in usage by IBM, warmer than normal spring temperatures which resulted in increased air conditioning needs, modest customer growth and a 3.6 percent retail rate increase that went into effect in March 1998. This increase was partially offset by a 5.8 percent decrease in sales of electricity to the Company's residential customers caused by warmer than normal early spring temperatures. Wholesale revenues decreased 18.4 percent in the second quarter of 1998 compared to the same period in 1997 primarily due to a reduction in low-margin, off-system sales.

For the six months ended June 30, 1998, total operating revenues increased 0.9 percent over the same period in 1997. Retail revenues increased 2.7 percent for the six months ended June 30, 1998 over the same period in 1997 primarily due to a 4.1 percent increase in sales of electricity to the Company's commercial and industrial customers for the same reasons discussed above. This increase was partially offset by a
5.0 percent decrease in sales to the Company's residential customers caused by warmer than normal winter and early spring temperatures. Wholesale revenues decreased 13.2 percent over the same period in 1997 primarily due to a reduction in low-margin, off-system sales.


Operating Expenses

Power supply expenses increased 4.9 percent in the second quarter of 1998 over the same period in 1997. Power purchased from Vermont Yankee decreased 14.1 percent in the second quarter of 1998 compared to the same period in 1997 primarily due to a scheduled refueling outage in 1998. The scheduled outage lasted one month longer than anticipated. Scheduled outage costs are amortized over an 18-month refueling cycle. Company-owned generation expenses were virtually unchanged in the second quarter of 1998 compared to the same period in 1997. Power purchased from others increased 16.1 percent in the second quarter of 1998 over the same period in 1997 primarily due to a $2.4 million reduction recorded in 1997 related to recognition, consistent with allowed ratemaking treatment, of a payment received from Hydro-Quebec in December 1997 under a Memorandum of Understanding entered into in November 1996.

For the six months ended June 30, 1998, power supply expenses increased
17.0 percent over the same period in 1997. Company-owned generation expenses increased 97.0 percent over the same period in 1997 primarily due to an increase in the usage of high-cost generating facilities that replaced power that was unavailable from Hydro-Quebec during a severe ice storm that crippled much of Vermont, the Northeast United States and Quebec in early January. The Company and the other Vermont Joint Owners
(VJO) of the Hydro-Quebec contract are exploring whether the suspension of deliveries to Vermont during and after the January ice storm constitutes default by Hydro-Quebec under the terms of the contract, or gives rise to other possible claims. The VJO requested, but has not received, some answers to certain requests for information with respect to the Hydro-Quebec transmission system in order to investigate the matter further. Hydro-Quebec has maintained that the "force majeure" provision in the contract applies, excusing its non-performance. The VJO has requested an arbitration proceeding to determine the propriety of Hydro-Quebec's failure to answer interrogatories concerning various aspects of its utility transmission system.

Power purchased from others increased 23.4 percent over the same period in 1997 primarily due to the accrual losses related to the Company's long-term Hydro-Quebec power contract, resulting from an order issued by the VPSB in the Company's recent rate case and a $3.2 million reduction in 1997 related to recognition, consistent with allowed ratemaking treatment, of a payment received from Hydro-Quebec in December 1997 under a Memorandum of Understanding entered into in November 1996.
Power purchased from Vermont Yankee decreased 6.1 percent compared to the same period in 1997 primarily due to the amortization in 1997 of costs associated with a scheduled refueling outage.

Other operating expenses increased 20.8 percent in the second quarter of 1998 over the same period in 1997 primarily due to higher overhead costs for the Company resulting from less overhead charged to GMRI, the subsidiary that holds an interest in GMER and an increase in the reserve for injuries and damages. For the six months ended June 30, 1998, other operating expenses increased 12.3 percent over the same period in 1997 for the same reasons.

Transmission expenses decreased 17.4 percent in the second quarter of 1998 compared to the same period in 1997 primarily due to a refund received from New England Power Company for changes that will incorrectly amended to the Company during 1997. For the six months ended June 30, 1998, transmission expenses decreased 21.7 percent compared to the same period in 1997 primarily due to a refund received from Central Vermont Public Service Corporation (CVPS), resulting from reduced levels of demand on the CVPS transmission system in 1997 and lower charges in 1998 based on the same reduced usage and a refund of charges that were incorrectly assessed to the Company during 1997 by New England Power Company.

Maintenance expenses increased 10.6 percent in the second quarter of 1998 over the same period in 1997 primarily due to an increase in scheduled maintenance activity. For the six months ended June 30, 1998, maintenance expenses increased 9.1 percent over the same period in 1997 for the same reason.

Depreciation and amortization expenses decreased 6.6 percent in the second quarter of 1998 compared to the same period in 1997 primarily due to a decrease in the amortization of expenditures related to the Pine Street site. These amortization charges were suspended by the VPSB in an order released March 2, 1998. For the six months ended June 30, 1998, depreciation and amortization expenses decreased 1.1 percent compared to the same period in 1997 primarily due to the decrease in amortization discussed above. This decrease was partially offset by an increase in depreciation expenses associated with additional investment in the Company's utility plant.

Taxes other than income increased 6.9 percent in the second quarter of 1998 over the same period in 1997 primarily due to an increase in municipal property taxes associated with the wind generating facility in Searsburg, Vermont that went into commercial operation in June 1997. For the six months ended June 30, 1998, taxes other than income increased
4.4 percent for the same reason. In June 1997, Governor Howard Dean signed legislation that changed the method of municipal property taxation in Vermont. The legislation has resulted in a statewide uniform property tax rate but provides localities the flexibility to levy local taxes. Currently, Vermont municipalities are evaluating the impact of this legislation on future tax assessments. The Company believes that this legislation will not have a material impact on the Company's operations.

Income taxes decreased in the second quarter of 1998 compared to the same period in 1997 due to a decrease in taxable income. Income taxes decreased for the six months ended June 30, 1998 for the same reason.

Other income increased in the second quarter of 1998 over the same period in 1997. The loss experienced by GMRI in the second quarter of 1998 was $1.1 million lower than the loss experienced in 1997 due to a reduction in start-up expenses incurred in 1997. This increase was offset by a $913,000 decrease in earnings experienced by Mountain Energy, Inc. due to start-up operating losses incurred by Micronair LLC, a decrease in the allowance for equity funds used during construction resulting from lower construction work in progress balances during the period, a decrease in other income due primarily to higher interest income recorded in 1997 resulting from the accrual of interest related to a $8.0 million payment received from Hydro-Quebec in December 1997 and a charge in 1998 related to the disallowance by the VPSB of pension benefits granted to employees of GMER at the time such former Company employees assumed employment with GMER.

For the six months ended June 30, 1998, other income decreased compared to the same period in 1997. Mountain Energy Inc. experienced a $1.6 million decrease in earnings primarily due to start-up operating losses incurred by Micronair LLC. This decrease was partially offset by a $1.3 million reduction in the loss experienced by GMRI due to a reduction in start-up expenses. The allowance for funds used during construction decreased 75.1 percent compared to the same period in 1997 for the same reason discussed above. For the six months ended June 30, 1998, other deductions increased over the same period in 1997 primarily due to a write-off of $900,000 in costs associated with the wind generating facility in Searsburg that were disallowed by the VPSB.


Interest Charges

Interest charges increased 4.9 percent in the second quarter of 1998 over the same period in 1997 primarily due to a decrease in the allowance for funds used during construction resulting from lower construction work in progress balances during the period and an increase in short-term interest expense related to a higher amount of short-term debt outstanding during the period. These increases were partially offset by a decrease in long-term interest charges related to a lower amount of long-term debt outstanding during the period. Interest charges increased 5.5 percent for the six months ended June 30, 1998 over the same period in 1997 for the same reasons.


LIQUIDITY AND CAPITAL RESOURCES


For the six months ended June 30, 1998, construction and conservation expenditures totaled $8.1 million. Such expenditures in 1998 are expected to be approximately $17.0 million, principally for expansion and improvements of the Company's transmission and distribution plant, for conservation measures and for management information systems.

At June 30, 1998, the Company had a revolving credit agreement in the amount of $45 million with three banks, with borrowings outstanding of $3.5 million. The Company is required to certify as a condition of borrowing that no event shall have occurred that has had or would reasonably be expected to have a material adverse effect since the date of the last borrowing. In light of the current disallowances in the VPSB's Order dated February 27, 1998, coupled with the accounting treatment under SFAS 5 that might result if the VPSB were to apply the methodologies and measures used in the Order (or similar methodologies and measures) to future power contract costs, or under SFAS 71, if the VPSB's used and useful ruling should not be modified, as previously described, the Company could not provide the necessary certification required for future borrowings under the current agreement, absent a renegotiation of its terms.

Following discussions with the banks, modified terms were agreed to by the Company and the banks in order to allow the Company to continue to borrow until such time that the banks have determined that the Company has successfully resolved the regulatory and contractual issues of the Hydro-Quebec contract. The modified terms call for shortening the term of the agreement to June 1999; securing the loans made pursuant to the agreement by granting the banks a second priority mortgage, lien and security interest in the collateral pledged under the Company's first mortgage bond indenture; and increasing the interest rates, facility fees and other fees required to be paid pursuant to the agreement.

On April 20, 1998, the Company filed for the necessary approvals on the modified terms with the VPSB, and such approval has been received. The Company expects to execute the restated final loan documents in August 1998.

The Company had lines of credit with two banks that were terminated July 1, 1998, following the VPSB order on GMP's motion for reconsideration.

Reflecting the negative outcome of the recent rate case and the VPSB's order on a motion for reconsideration (See Note 4 of the Notes to Consolidated Financial Statements) in June 1998, the credit ratings of the Company's securities by Duff & Phelps and Standard & Poor's were lowered as follows:

                            	Duff & Phelps    Standard & Poor's
                              From    To	      	From     To
                              ----    --        ----     --
 	First Mortgage Bonds       BBB+     BBB       	A-	     BBB
 	Unsecured medium term	      BBB     BBB-      BBB      BB+
 	Preferred stock             BBB      BB+      BBB      BB+

 Standard & Poor's also lowered the Company's corporate credit rating from "BBB+" to "BBB-". Duff & Phelps' credit ratings for the Company remain on Rating Watch-Down due to the high level of regulatory and public policy uncertainty in Vermont.


Dividend Policy - On September 17, 1997, the Company's Board of
Directors announced a reduction in the quarterly dividend from $0.53 per share to $0.275 per share on the Company's common stock.

The Company's dividend policy reflects the greater risks facing the Company as a result of the changing environment of the electric utility industry. The policy assumes fair and appropriate ratemaking. However, the disallowances contained in the VPSB's recent rate Order issued March 2, 1998, if continued, and conditions or contingencies beyond the Company's control will require the Company to reassess the current dividend level.

On August 10, 1998 the Board of Directors declared a dividend of $0.275 per share of common stock, payable September 30, 1998 to holders of record at the close of business on September 15, 1998.


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

On July 22, 1998, Governor Howard Dean created a five-member working group which will "determine the best structure for the electric industry in Vermont so as to deliver the lowest current and long-term electric costs for all classes of Vermont's electric consumers". The group is required to report back to Governor Dean by December 15, 1998 and will also share its findings with the leadership of the Vermont Senate and House of Representatives.

In June 1998 the chair of the VPSB, Richard Cowart, announced an effort to search for ways to lower power costs in Vermont, with or without restructuring of the industry. A series of workshops will take place to study issues in the electric, natural gas and telecommunications industries.


                      YEAR 2000 COMPUTER COMPLIANCE


The Company utilizes software and related technologies throughout its businesses that could be affected by the date change in the year 2000. In order to meet current and future business needs, the Company has, or is in the process of implementing, new customer service and financial management systems that are year 2000 compliant. These new systems, coupled with company-wide equipment replacement over the past two years, have left the Company relatively free of mission critical compliance issues. The Company has, however, initiated an inventory of software, hardware, and other equipment that may contain computer chips, such as meters, and conducted assessments, which are approximately 50 percent complete. Remedial work is underway on an engineering information system that was found to be non-compliant. At this time, no other mission critical compliance issues are outstanding. The Company expects to have achieved compliance with year 2000 requirements for all of its financial and operating systems by June 30, 1999.

The Company's operations would be adversely impacted if a date-related system failure occurred with one of its major power suppliers, such as Hydro-Quebec or Vermont Yankee, or with Vermont Electric Power Company, the company responsible for transmission in Vermont. Other delivery systems outside the state could, in the event of a date-related system failure, cause additional power supply interruptions. The Company has requested written reports from its power supply vendors regarding each company's status relative to year 2000 compliance and is awaiting such vendors' reports. All other major vendors or business associates will be sent inquiries before September 30, 1998.

Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life. The estimated costs of the remedial work required solely for year 2000 compliance is $100,000.

Failure on the part of the Company to comply by December 31, 1999 would have a material adverse effect on the Company's operations. The Company has, however, a contingency plan that will provide electricity to its customers on a priority basis in the event of power outages and includes "black start" capabilities at several plant sites in the event of a total power failure. The State of Vermont has also developed a contingency plan that deals with electrical emergencies.

Similarly, failures of the Company's principal power and transmission suppliers to remedy year 2000 compliance issues, could have a material adverse effect or the Company should non-compliance result interruptions of power supply on transmission.



                     GREEN MOUNTAIN POWER CORPORATION
                               June 30, 1998
                      PART II  -  OTHER INFORMATION

ITEM 1    	Legal Proceedings
          	See Notes 3 and 4 of Notes to Consolidated Financial
           Statements

ITEM 2    	Changes in Securities
         		NONE

ITEM 3    	Defaults Upon Senior Securities
         		NONE

ITEM 4    	Submission of Matters to a Vote of Security Holders
          	At the Annual Shareholders Meeting held May 21, 1998, Shareholders elected the nominees listed below as Directors of this company. The voting results are set forth below. There were no other items brought before the meeting.

           Election of Directors
           Shareholders elected the nominees for Director as follows:
                                                              Broker
                                   	Total Votes	Total Votes 	Non-Votes
                Nominee                	FOR      	AGAINST   	Absentions
                -------             ----------- -----------  ----------
            Class III (term expires 2001)
             Nordahl L. Brue        	 4,245,823   	132,536   	813,056
             Lorraine E. Chickering  	4,235,723   	142,636   	813,056
             John V. Cleary          	4,234,794   	143,565   	813,056
             Euclid A. Irving        	4,224,271   	154,088   	813,056

           Directors Continuing in Office
           Class I (term expires 1999)
             William H. Bruett
             Richard I. Fricke
             Martin L. Johnson
             Thomas P. Salmon

       			Class II (term expires 2000)
             Merrill O. Burns
             Christopher L. Dutton
             Ruth W. Page

ITEM 5  	Other Information
        	NONE

ITEM 6.  	(a) 	EXHIBITS
              	27  Financial Data Schedule
	              3-b By-laws of the Company, as amended
          	    June 17, 1998

          (b)	REPORT ON FORM 8-K

             	A report on Form 8-K was filed on June 19,1998 setting
              forth the dividend distribution of one Common Share
              Purchase Right plan.



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



                                GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  August 14, 1998                /s/ E. M. Norse
                            E. M. Norse, Vice President, Chief
                            Financial Officer and Treasurer



Date:  August 14, 1998              /s/ R. J. Griffin
                            R. J. Griffin, Controller