Form 10-Q
period 1998-09-30
GREEN MOUNTAIN POWER CORP
filed 1998-11-16
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                         __________________________

                                FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 30, 1998

                                    or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from  ___________  to  ___________


                      Commission file number 1-8291


                       GREEN MOUNTAIN POWER CORPORATION
          (Exact name of registrant as specified in its charter)

           Vermont                           03-0127430

(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization             Identification No.)


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
Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class - Common Stock                Outstanding September 30, 1998
    $3.33 1/3 Par Value                          5,277,762



                       GREEN MOUNTAIN POWER CORPORATION
                   Consolidated Comparative Balance Sheets

Part 1 - Item 1

                                                                   September 30                December 31
                                                       -----------------------------------   ----------------
                                                             1998               1997               1997
                                                       ----------------   ----------------   ----------------
                                                                    (Unaudited)
                                                                  (In thousands)             (In thousands)
ASSETS

Utility Plant
    Utility plant, at original cost....................       $272,276           $260,165           $265,441
    Less accumulated depreciation......................         94,623             87,065             87,689
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        177,653            173,100            177,752
    Property under capital lease.......................          8,342              9,006              8,342
    Construction work in progress......................         11,158             13,877             10,626
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        197,153            195,983            196,720
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity....................         16,324             15,684             15,860
    Other investments..................................          5,515              5,408              6,137
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         21,839             21,092             21,997
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash...............................................            129                186                118
    Accounts receivable, customers and others,
      less allowance for doubtful accounts.............         13,946             15,567             17,365
    Accrued utility revenues...........................          5,383              5,424              6,505
    Fuel, materials and supplies, at average cost......          3,377              3,544              3,261
    Prepayments........................................          9,523                786              1,563
    Prepaid taxes......................................          1,513               --                 --
    Other..............................................          1,404                841                313
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         35,275             26,348             29,125
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................         11,087             13,896             13,692
    Purchased power costs..............................          7,258             11,219              4,283
    Other..............................................         12,620             10,404              9,415
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         30,965             35,519             27,390
                                                       ----------------   ----------------   ----------------
Non-Utility
    Cash and cash equivalents..........................             42                442                153
    Other current assets...............................          8,254              7,768             11,501
    Property and equipment.............................          1,217             10,879             10,784
    Intangible assets..................................             19              2,161              2,116
    Equity investment in energy related businesses.....         12,351             13,642             12,824
    Other assets.......................................          5,000             12,503              4,682
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         26,883             47,395             42,060
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $312,115           $326,337           $317,292
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
         5,261,906, 5,166,503, and 5,195,432)..........        $17,717            $17,203            $17,318
      Additional paid-in capital.......................         71,570             70,315             70,720
      Retained earnings................................         21,566             26,949             26,717
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        110,475            114,089            114,377
    Redeemable cumulative preferred stock..............         16,335             17,910             17,735
    Long-term debt, less current maturities............         88,500             93,200             93,200
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        215,310            225,199            225,312
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          8,342              9,006              8,342
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          1,700              1,700              1,700
    Short-term debt....................................          8,500             14,016              2,616
    Accounts payable, trade, and accrued liabilities...          5,910              4,046              6,828
    Accounts payable to associated companies...........          5,714              6,157              7,661
    Dividends declared.................................            327                354                350
    Customer deposits..................................            171                547                721
    Taxes accrued......................................            --                 832              2,843
    Interest accrued...................................          1,878              2,066              1,311
    Other..............................................          1,928                824               1256
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         26,128             30,542             25,286
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         27,319             27,581             23,501
    Unamortized investment tax credits.................          4,331              4,593              4,542
    Pine Street marsh cleanup..........................          5,000               --                 --
    Other..............................................         18,322             16,557             17,239
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         54,972             48,731             45,282
                                                       ----------------   ----------------   ----------------

Non-Utility
    Current liabilities................................            316              1,133              1,119
    Other liabilities..................................          7,047             11,726             11,951
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................          7,363             12,859             13,070
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $312,115           $326,337           $317,292
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.




                     GREEN MOUNTAIN POWER CORPORATION
               Consolidated Comparative Income Statements
                              (Unaudited)

Part 1 - Item 1



                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30                         September 30
                                                              -------------------------------     -------------------------------
                                                                  1998               1997             1998               1997
                                                              ------------       ------------     ------------       ------------
                                                                            (In thousands, except amounts per share)

Operating Revenues............................................    $47,984            $43,574         $138,648           $133,460
                                                              ------------       ------------     ------------       ------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation.................      8,374              8,037           24,520             24,276
     Company-owned generation.................................      1,307              1,441            5,336              3,486
     Purchases from others....................................     19,582             13,246           59,082             45,974
  Other operating.............................................      5,485              4,323           14,742             12,565
  Transmission................................................      2,393              2,503            7,061              8,464
  Maintenance.................................................      1,199              1,143            3,663              3,402
  Depreciation and amortization...............................      3,878              4,015           12,181             12,407
  Taxes other than income.....................................      1,733              1,915            5,499              5,523
  Income taxes................................................        886              2,409              291              5,580
                                                              ------------       ------------     ------------       ------------
     Total operating expenses.................................     44,837             39,032          132,375            121,677
                                                              ------------       ------------     ------------       ------------
       Operating Income.......................................      3,147              4,542            6,273             11,783
                                                              ------------       ------------     ------------       ------------

Other Income
  Equity in earnings of affiliates and non-utility operations.        542                449              231                579
  Allowance for equity funds used during construction.........         51                 85              149                479
  Other income and deductions, net............................        215                202             (671)               603
                                                              ------------       ------------     ------------       ------------
    Total other income........................................        808                736             (291)             1,661
                                                              ------------       ------------     ------------       ------------
      Income before interest charges..........................      3,955              5,278            5,982             13,444
                                                              ------------       ------------     ------------       ------------

Interest Charges
  Long-term debt..............................................      1,704              1,818            5,287              5,508
  Other.......................................................        370                208              714                369
  Allowance for borrowed funds used during construction.......        (62)              (119)            (168)              (348)
                                                              ------------       ------------     ------------       ------------
    Total interest charges....................................      2,012              1,907            5,833              5,529
                                                              ------------       ------------     ------------       ------------
Net Income....................................................      1,943              3,371              149              7,915

Dividends on preferred stock..................................        310                349              991              1,097
                                                              ------------       ------------     ------------       ------------
Net Income Applicable to Common Stock.........................     $1,633             $3,022            ($842)            $6,818
                                                              ============       ============     ============       ============

Common Stock Data
  Earnings per share..........................................      $0.48              $0.59            $0.00              $1.34

  Cash dividends declared per share...........................     $0.275             $0.275           $0.825             $1.335

  Weighted average shares outstanding.........................      5,261              5,138            5,226              5,093


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period.................................    $21,379            $25,344          $26,717            $26,916
Net Income....................................................      1,943              3,371              149              7,915
                                                              ------------       ------------     ------------       ------------
                                                                   23,322             28,715           26,866             34,831
                                                              ------------       ------------     ------------       ------------

Cash Dividends - redeemable cumulative preferred stock........        310                349              991              1,097
               - common stock.................................      1,446              1,417            4,309              6,785
                                                              ------------       ------------     ------------       ------------
                                                                    1,756              1,766            5,300              7,882
                                                              ------------       ------------     ------------       ------------

Balance - end of period.......................................    $21,566            $26,949          $21,566            $26,949
                                                              ============       ============     ============       ============

              The accompanying notes are an integral part of the consolidated financial statements.




                       GREEN MOUNTAIN POWER CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

Part 1 - Item 1


                                                                                   Nine Months Ended
                                                                                     September 30
                                                                        ---------------------------------------
                                                                              1998                  1997
                                                                        -----------------     -----------------
                                                                                     (In thousands)

Operating Activities:
  Net Income............................................................            $149                $7,915
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization.....................................          12,181                12,407
      Dividends from associated companies less equity income............            (464)                   85
      Allowance for funds used during construction......................            (317)                 (826)
      Amortization of purchased power costs.............................           4,833                (2,969)
      Deferred income taxes.............................................           3,818                   855
      Deferred purchased power costs....................................          (7,808)                  (44)
      Amortization of investment tax credits............................            (212)                 (232)
      Environmental proceedings costs, net..............................           3,078                  (869)
      Conservation expenditures.........................................          (1,165)               (1,482)
      Changes in:
        Accounts receivable.............................................           3,419                 2,166
        Accrued utility revenues........................................           1,123                 1,238
        Fuel, materials and supplies....................................            (115)                   77
        Prepayments and other current assets............................          (5,805)               (2,770)
        Accounts payable................................................          (2,865)               (2,558)
        Taxes accrued...................................................          (4,356)                 (154)
        Interest accrued................................................             567                   685
        Other current liabilities.......................................            (705)                 (753)
      Other.............................................................          (1,632)               (2,212)
                                                                        -----------------     -----------------
    Net cash provided by operating activities...........................           3,724                10,559
                                                                        -----------------     -----------------

Investing Activities:
    Construction expenditures...........................................          (9,220)              (12,366)
    Investment in nonutility property...................................             230                  (765)
    Proceeds from sale of propane subsidiary............................          11,500
                                                                        -----------------     -----------------
      Net cash provided by (used in) investing activities...............           2,510    0          (13,131)
                                                                        -----------------     -----------------
Financing Activities:
    Issuance of common stock............................................           1,249                 2,502
    Short-term debt, net................................................           5,884                13,000
    Cash dividends......................................................          (5,300)               (7,882)
    Reduction in preferred stock........................................          (1,400)               (1,400)
    Reduction in long-term debt.........................................          (6,767)               (3,769)
                                                                        -----------------     -----------------
      Net cash provided by (used in) financing activities...............          (6,334)                2,451
                                                                        -----------------     -----------------

    Net decrease in cash and cash equivalents...........................            (100)                 (121)

    Cash and cash equivalents at beginning of period....................             271                   749
                                                                        -----------------     -----------------
Cash and Cash Equivalents at End of Period..............................            $171                  $628
                                                                        =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date for:
       Interest (net of amounts capitalized)............................          $5,239                $5,019
       Income taxes.....................................................           1,536                 3,854

      The accompanying notes are an integral part of the consolidated financial statements.




                      GREEN MOUNTAIN POWER CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1998

Part 1 -- ITEM 1

1.	SIGNIFICANT ACCOUNTING POLICIES

The rates we charge our customers for their electricity are set by the Vermont Public Service Board (VPSB), which is the regulatory commission in Vermont. We charge our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These are called "seasonally differentiated rates". In order to eliminate the impact of the seasonally differentiated rates, we defer some of the revenues from those four months and account for them in later periods in which we have lower revenues or higher costs. By deferring certain revenues we are able to match our revenues to our costs more accurately.

On September 30, 1998 there was a deferred charge balance of $1,100,000 compared to $378,000 for the same period of 1997. The significant difference in the amount of deferrals between the two years is due to increased sales of electricity in the summer month's of 1998 and the resulting increased revenues.

In our pending rate increase case (discussed below), we have asked the VPSB to approve a new rate design that would eliminate the seasonal rate differential, since our analysis indicates that our customers' electricity usage is leveling out over the twelve month period.

Financial summary of unregulated operations

The Company has five unregulated, wholly-owned subsidiaries:
Mountain Energy, Inc., Green Mountain Propane Gas Limited, GMP Real Estate Corporation, Lease-Elec, Inc. and Green Mountain Resources, Inc. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries and the rental water heater program are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements. A financial summary for these businesses follows:

                       Three months ended     Nine months ended
                          September 30           September 30
                       ------------------     -----------------
                       1998         1997      1998         1997
                       ----         ----      ----         ----
                         (in thousands)        (in thousands)

Revenue                $936        $2,362   $3,045        $8,397
Expense                 933         2,411    4,336         9,383
                       ----        ------  -------        -------
Net Income             $  3        $ (49)  $(1,291)       $ (986)
                       ====        ======  ========       =======
2.	INVESTMENT IN ASSOCIATED COMPANIES

We recognize net income in our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).

Vermont Yankee Nuclear Power Corporation
                             Three Months Ended           Nine Months Ended
                                 September 30                 September 30
                             -------------------          -----------------
                             1998           1997          1998       1997
                             ----           ----          ----       ----
                               (In Thousands)             (In Thousands)
  Gross Revenue . . . . . $43,186         $41,967       $152,269    $126,771
  Net Income Applicable
    to Common Stock . . .   1,816           1,721          5,324       5,244
  Company's Equity in
    Net Income  . . . . .     334             315            947         961

Vermont Electric Power Company, Inc.
                              Three Months Ended             Nine Months Ended
                                 September 30                   September 30
                              ------------------             -----------------
                              1998          1997             1998        1997
                              ----          ----             ----        ----
                                (In Thousands)               (In Thousands)
  Gross Revenue . . . . . .  $7,800       $12,702         $28,480      $37,838
  Net Income
    Before Dividends  . . .     274           267             858          976
  Company's Equity in
    Net Income (Includes
    preferred equity) . . .      84            75             247          280


3.	ENVIRONMENTAL MATTERS

The electric industry typically uses or generates a range of potentially hazardous products in its operations. The Company must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. We believe that we are in substantial compliance with these requirements, and that there are no outstanding material complaints about our compliance with present environmental protection regulations, except for developments related to the Pine Street Barge Canal site. See the Company's Annual Report on Form 10-K for the year ended December 31, 1997 - "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters".

We maintain a program to ensure that we are in compliance with environmental regulations. This includes employee training, regular inspection of our facilities, research and development projects, waste handling and spill prevention procedures, program monitoring and other activities.


Pine Street Barge Canal site

As of September 30,1998, our total expenditures related to the Pine Street Barge Canal site were approximately $16 million. The bulk of these expenditures consisted of transaction costs, that is, legal and consulting costs associated with the Company's opposition to the United States Environmental Protection Agency's (the EPA) earlier proposals for the site and with the Coordinating Council work, as well as litigation and related costs necessary to obtain settlements with insurers and other parties to provide amounts required to fund the clean up (remediation costs) and to address liability claims at the site. A smaller amount of past expenditures were related to actual site remediation including costs incurred pursuant to the EPA and state orders that resulted in funding response activities at the site, and to reimbursing the EPA and the state for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other potentially response parties (PRP's) were legally responsible.

We estimate that we have or will recover, through past settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, federal and state government oversight costs and past EPA response costs. We have concluded that our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, and to oppose much more costly solutions proposed by the EPA, are likely to be in the range of $5 and $9 million. We have recorded a liability of $5 million in the third quarter to recognize the low end of this range of costs. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset and we believe that it is probable that we will receive future revenues to recover these costs. (See discussion of regulatory assets in Note 4) The discussion which follows relates to various categories of site costs.

The EPA has made claims against the Company for past costs associated with the Pine Street Barge Canal site in an amount exceeding $11 million. See the Company's Annual Report on Form 10-K for year ended December 31, 1997. The EPA also has advised the Company that it may be responsible for implementation of further response activities at the site. In early 1998, the United States and the State of Vermont asked us to begin "fast-track" negotiation of tentative terms of settlement of all cost reimbursement and natural resource damages claims of the United States and the State of Vermont. Those negotiations began immediately, and included discussion of the Company's potential contribution claims against the United States. In May 1998, a confidential tentative agreement was reached on issues under discussion.

In June 1998, the Coordinating Council, a stakeholders group established by the EPA, the State and other interested parties in 1994, reached a consensus agreement on a recommended plan for remediation of the Pine Street Barge Canal site. The recommended plan was subject to change in the EPA's Record of Decision, which had not then been issued. As part of the Council's process of reaching a consensus recommendation, the Company and certain other parties conditionally agreed to fund environmentally beneficial projects in the Lake Champlain region, the cost of which may reach $3 million. In June 1998, the EPA formally proposed the Council's recommended plan and received public comments.
On September 29, 1998, the EPA issued its final Record of Decision, announcing selection of the proposed remedy, which includes construction of an underwater cover over canal sediments that present the highest risk to the environment, placement of a soil cap over certain contaminated wetland areas and restoration of those areas, improvements that will better distribute storm water entering the site, and monitoring of the site to ensure that the cap is effective over the long term and that harmful contamination does not migrate offsite. The EPA estimates that the present value cost of the remedy will be $4.4 million, but actual costs may be higher.

We expect to complete negotiation soon of a final settlement with the United States and the State of Vermont that covers claims addressed in the earlier negotiations and implementation of the selected remedy. That settlement must be submitted to a federal court for approval and adoption as its order. We have entered into various confidential settlement agreements with other potentially responsible parties that provide for sharing of past response costs, future cleanup costs and related future federal and state monetary claims.

4.	1997 Retail Rate Case

On June 16, 1997, we filed a request with the VPSB to increase our retail rates by 16.7 percent ($26 million in additional annual revenues) and to increase the target return on common equity from 11.25 percent to 13 percent. In our final submissions to the VPSB we asked for an increase of 14.4 percent ($22 million in additional annual revenues) to cover increased cost of service. On March 2, 1998, the VPSB released its Order dated February 27, 1998 in the then pending rate case. The VPSB authorized us to increase our rates by 3.61 percent, which gave us increased annual revenues of $5.6 million.

The difference between the $22 million we asked for and the $5.6 million the VPSB authorized was due to the following:
 	disallowance of the cost of power associated with the Hydro-Quebec Contract discussed below;
 	the VPSB's modification of our calculation of rate base;
 	the exclusion of future capital projects from rate base; discontinued recovery of Pine Street Barge Canal site expenditures; various cost of service reductions in payroll and operations and maintenance, and
 	a reduction in our requested allowed return on equity from 13 percent to 11.25 percent.

	The VPSB Order denied us the right to charge customers $5.48 million of the costs for power purchased under our contract with Hydro-Quebec. The VPSB denied recovery of these costs for the following reasons:
 	The VPSB claimed that we had acted imprudently by committing to the power contract with Hydro-Quebec in August 1991 (the imprudence disallowance), and
 	to the extent that the costs of power to be purchased from Hydro-Quebec are now higher than current estimates of market prices for power during the Contract term, after accounting for the imprudence disallowance, the contract power is not "used and useful".

Generally accepted accounting principles (GAAP) required that we record the disallowed portion of the 1998 Hydro-Quebec power contract costs in the first quarter of 1998. The amount charged to first quarter income of $4.6 million was less than the full disallowance because we expect that new rates will become effective in January 1999 as the result of our May 8, 1998 rate filing. Whether any additional Hydro-Quebec disallowances will occur depends on the outcome of our 1998 rate case. (See Note 5 of the Notes to Consolidated Financial Statements.)

In its Order, the VPSB talked about its policies that do not allow a utility to recover imprudent expenditures and the costs of power supply contract purchases that the VPSB decides are not used and useful. The VPSB also stated in its Order that the methods and measures used in this rate case were provisional and applied to this rate case only. If the VPSB were to apply the same, or similar, methods and measures that they used in the 1997 rate case Order to future power contract costs in our pending rate case (See 1998 Retail Rate Case), we would likely be required to take a charge to income of approximately $180 million
pretax.   The $180 million estimate is based on the estimated future market price of power that the VPSB used in its Order. We will not be able to estimate the loss to be recorded, if any, until the 1998 pending rate case is completed

If the VPSB does not modify in future regulatory proceedings its ruling that the costs of power purchased from Hydro-Quebec are above estimated market rates and are not used and useful and, therefore, a portion of such costs is not recoverable, we would likely be required to conclude that the VPSB has changed its approach to setting rates from cost-based rate making to another form of regulation. We would then be required to discontinue application of Statement of Financial Accounting Standards No. 71(SFAS 71), Accounting for the Effects of Certain Types of Regulation, described below, and eliminate all regulatory assets and liabilities that arose from prior actions of the VPSB. The write-off of these regulatory assets and liabilities, net of any tax effects, would be included in income as an extraordinary item for the financial reporting period in which the discontinuation of SFAS 71 occurs.

SFAS 71 provides guidance in preparing financial statements for public utilities that meet certain criteria of SFAS 71. The three criteria that we must meet in order to follow the accounting guidance under SFAS 71 are:
 	Our rates for regulated services and products provided to our customers must be established by or be subject to approval by an independent, third-party regulator;
 	The regulated rates are designed to recover our specific costs of providing the regulated services or products; and
 	Depending on demand for regulated services and products, and the level of competition, direct and indirect, it is reasonable to assume that our rates are set at levels that will recover our costs and that these rates can be charged to and collected from our customers. This criterion must also take into account anticipated changes in levels of demand or competition during the recovery period for any capitalized costs.

We meet the criteria described above at present and, therefore the provisions of SFAS 71 apply to us. Under SFAS 71 we are required to defer certain costs that would typically be expensed under GAAP; these costs are referred to as deferred charges or regulatory assets.

Our ability to defer a cost is subject to our ability to provide evidence that the following additional criteria are met:
 	It is probable that the inclusion of the capitalized [deferred] cost in allowed costs for rate making purposes will provide future revenue in an amount at least equal to the capitalized
[deferred] cost; and
 	The future revenue will be provided to permit recovery of the previously incurred cost rather than to provide for expected levels of similar future costs.

Based on the September 30, 1998 balance sheet, if we were required to discontinue the application of SFAS 71 we would be required to take an after-tax charge to earnings of approximately $25 million attributable to net regulatory assets.

Immediately following the issuance of the June 8, 1998 VPSB order on our Motion for Reconsideration of the VPSB's Order issued March 2, 1998, which largely reaffirmed the earlier Order, Duff & Phelps and Standard & Poor's lowered our securities credit ratings. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

In June 1998, we appealed the VPSB's February 27 order and the June
8 reconsideration order to the Vermont Supreme Court. The briefing of the case by all parties is expected to be complete by January 1999, at which time the appeal will be ready for argument to the court and then decision. A number of other Vermont utilities have submitted briefs in support of the Company.

We believe that the decisions in the VPSB's Order and Reconsideration Order are factually inaccurate and legally incorrect. Specifically, we are appealing the VPSB's determination that we were imprudent in committing to the Hydro-Quebec contract in August, 1991, and its ruling that because the contract power is priced over-market under current forecasts of market prices, it is therefore considered "not used and useful". GMP asserts, among other arguments, that the VPSB's order deprives the Company's shareholders of their property in an unconstitutional manner. The VPSB's decision if not changed, could have a significant negative impact on our reported financial condition, and could impact our credit ratings, dividend policy and financial viability.


5.	 1998 Retail Rate Case

On May 8, 1998, we filed a request with the VPSB to increase our retail rates by 12.93 percent. We need the retail rate increase because of the following:
 	the higher cost of power;
 	the cost of the January 1998 ice storm; and investments in new plant and equipment.

The VPSB suspended the tariff filings on June 15, 1998. The new rates are expected to become effective as of January 29, 1999.

We submitted testimony in the case that includes analysis of viable alternatives to the Hydro-Quebec contract at various times in 1991 and 1992. The VPSB had taken the viewpoint in our 1997 rate case that we would have been able to terminate the Hydro-Quebec contract without penalty during that time period, and would have been able to access the market for power at that time. Our analysis shows that, based on price only, the Hydro Quebec contract was less expensive than virtually all other long term power resources available at that time. The analysis also shows that when other non-price benefits, like environmental benefits and the reliability of a system power resource, are taken into account, the Hydro-Quebec contract was still less costly than alternatives. We have testified that even today, when costs and benefits for society are accounted for, as Vermont regulators and statutes require, the Hydro-Quebec power is not more costly than market power.

In testimony submitted on September 21, 1998, the Vermont
Department of Public Service (the Department) argued for the following:
 	a $22 million disallowance of Hydro-Quebec contract costs, a rate decrease of 3.6 percent, the elimination of our common stock dividend, and various other restrictions.

Additionally, the Department's recommendation was that
approximately $12.5 million of the disallowance of Hydro-Quebec contract costs be suspended for one year, which would provide us with a 4.5 percent rate increase only for that year, followed by automatic reinstatement of the larger power cost disallowance with a resulting decrease (in 2000) from our rate levels today, absent further VPSB
order.   The Department recommends this one year delay in the Hydro-
Quebec Contract cost disallowance because the Department believes that during 1999 we can try to negotiate with Hydro-Quebec to lower the costs of power under the contract.

IBM, our largest customer, has also argued for a rate decrease of
0.2 percent, a disallowance of Hydro-Quebec power costs in the amount of $13 million, and the elimination of the common stock dividend.

Hearings on the initial testimony of the parties have been completed and rebuttal testimony is expected to be submitted by November 16, 1998.

In GMP's rebuttal case, we will present the VPSB with testimony that;
 The Department's and IBM's recommendations amount to improper ratemaking that will have adverse economic and accounting impacts under applicable accounting rules;
 the only cogent evidence of alternative portfolios of power resources available in 1991 presented to the VPSB is from GMP's witnesses, and justifies a determination that there should be no Hydro-Quebec power contract cost disallowance;
and
 we require substantial rate relief in order to ensure our financial stability, access to capital markets and the continuation of adequate, reliable and safe service to our customers.

We also will present to the VPSB considerable evidence that:
 	we have made, and continue to make, efforts to achieve a negotiated reformulation of the arrangement with Hydro-Quebec;
 	placing us at risk of bankruptcy will not improve our prospects of achieving success in such a negotiation;
 	bankruptcy reorganization is not an appropriate public policy solution to high power cost obligations; and
  our default of obligations to Hydro-Quebec and other creditors would cause substantial risks of default in the same contractual relationships by many other Vermont utilities under "step-up" or similar provisions contained in such arrangements.

Although we intend to pursue vigorously a rate increase in our current rate case, we are unable to give assurance that we will receive the requested rate increase or that, if any rate increase is allowed by the VPSB, it will be sufficient to provide for the continued financial viability of the Company. We have retained special bankruptcy counsel to advise us on the potential consequences to the Company, its creditors, shareholders, employees and customers of the Company if we do not get appropriate rate relief in this rate case. In the event we do not receive an adequate rate increase, we will evaluate all potential alternatives available to us at that time, including, but not limited to, the filing of a petition for reorganization under the United States Bankruptcy Code.


6.	Liquidity

Note discussion of changes affecting the terms of the revolving credit agreement in Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.


7.	Corporate Headquarters Lease

Note discussion of options regarding the buying out or sub-leasing of our corporate headquarters in Management's Discussion and Analysis of Financial Condition and Results of Operation - Corporate Headquarters Lease.


8. Reclassifications

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


                       GREEN MOUNTAIN POWER CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             September 30, 1998


Part 1 -- ITEM 2

In this section, we explain the general financial condition and the results of operations for Green Mountain Power Corporation (the Company) and its subsidiaries. This includes:
 factors that affect our business,
 our earnings and costs in the periods presented and why they changed between periods, the source of our earnings, our expenditures for capital projects year-to-date and what we expect they will be in the future, where we expect to get cash for future capital expenditures, and how all of the above affects our overall financial condition.

As you read this section it may be helpful to refer to the consolidated financial statements and notes in Part I-Item 1.

There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes," "expects," "plans," or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" and "Year 2000 Computer Compliance" in this section:

 	Regulatory decisions or legislation;
 	Weather;
 	Energy supply and demand and pricing;
 	Availability, terms, and use of capital ;
 	General economic and business risk;
 	Nuclear and environmental issues;
 	Changes in technology; and
 	Industry restructuring and cost recovery (including stranded costs).

These forward-looking statements represent only our estimates and assumptions as of the date of this report.

                           RESULTS OF OPERATIONS
                        Earnings Summary- Overview

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for the utility business and for our subsidiaries.

Total earnings per share of Common Stock

                           Three months ended   Nine months ended
                               September 30,       September  30,
                           ------------------   -----------------
                              1998       1997     1998       1997
                              ----       ----     ----       ----

Utility business             $0.31     $0.60      $0.09     $1.53
Unregulated businesses       $0.00     (0.01)     (0.25)   (0.19)
                             -----     ------    -------   ------
Basic earnings per share     $0.31     $0.59     ($0.16)    $1.34
                             =====     ======    =======   ======

Three months ended September 30, 1998

Earnings from our utility business in the third quarter of 1998 were less then earnings for the same period of 1997 because we had higher power supply expenses that offset higher revenues. We had higher utility revenues because of a 5.7 percent increase in sales to business customers and a 3.6 percent retail rate increase that went into effect in March of this year.

Earnings from our subsidiaries in the third quarter of 1998 were basically unchanged from earnings in the same period of 1997. A decrease in earnings by Mountain Energy Inc. (MEI) was offset by improved results for Green Mountain Propane Gas (GMPG) and Green Mountain Resource Inc. (GMRI).

MEI, our wholly owned subsidiary that invests in energy generation and energy and waste water efficiency projects, experienced a $733,000 decrease in earnings compared to the same period in 1997. The decrease was due to the continued start-up operating losses incurred by Micronair LLC. Micronair is a company owned by MEI that owns patent rights in 35 states to a wastewater treatment process that solves sludge disposal problems.

The $733,000 decrease in subsidiary earnings was more than offset by a $478,000 improvement in GMRI's third quarter results and a $281,000 improvement in GMPG's third quarter results. GMRI is our subsidiary that holds an interest in GMER, which had substantial start-up losses in the third quarter of 1997. GMRI sold a majority interest in GMER in 1997. In addition, the Company's results benefited from the absence of the losses experienced by GMPG, whose assets were sold earlier this year. GMPG lost approximately $300,000 in the third quarter of 1997.


OPERATING REVENUES AND MWH SALES

Our revenues from operations, megawatthour (MWh) sales and average number of customers for the three months and nine months ended September 30, 1998 and 1997 are summarized below:


                              Three Months Ended           Nine Months Ended
                                  September 30                September 30
                             1998           1997            1998        1997
Operating Revenues
(In thousands)
   Retail . . . . . . .  $ 41,705       $ 38,679         $ 122,871   $117,729
   Sales for Resale . .     5,612          4,335            13,761     13,719
   Other  . . . . . . .       667            560             2,016      2,012
                         --------       --------         ---------   --------
    Total Operating
     Revenues . . . . .  $ 47,984       $ 43,574          $138,648   $133,460
                         ========       ========         =========   ========


MWh Sales
   Retail . . . . . . . . 459,044        438,240         1,369,974   1,337,309
   Sales for Resale . . . 199,349        142,339           424,228	    460,920
                          -------        -------         ---------   ---------
    Total MWh Sales . . . 658,393        580,579         1,794,202   1,798,229
                          =======        =======         =========   =========
Average Number of Customers
   Residential  . . . . .  71,449         70,692           71,268       70,612
   Commercial &
    Industrial  . . . . .  12,233         12,018           12,171       11,991
   Other  . . . . . . . .      70             75               70           76
                           ------         ------          -------       ------
    Total Customers . .    83,752         82,785           83,509       82,679
                           ======         ======          =======       ======


Revenues - three months ended September 30, 1998

Our operating revenue results from the retail and wholesale sales of electricity.

Revenues from operations in the third quarter of 1998 increased
10.1 percent compared to the same period in 1997.

Our retail revenues in the third quarter of 1998 were 7.8 percent higher than for the same period in 1997 for the following reasons:
 A 3.6 percent retail rate increase that became effective in March 1998;
 a 4.4 percent increase in sales of electricity to small commercial and industrial customers due to increased use of air conditioning in July, August and September, and customer growth;
 our largest customer, IBM, increased its usage, which contributed to a 7.1 percent increase in sales of electricity to our large commercial and industrial customers; and a 2.9 percent increase in sales of electricity to our residential customers due to increased air conditioning usage in July, August and September compared to the same period last year.

We sell electricity wholesale to other utilities. Our revenue from wholesale sales of electricity increased 29.5 percent in the third quarter of 1998 compared to the same period in 1997. The increase was primarily due to the purchase of power by Hydro-Quebec under an agreement executed in 1997. (See Management's Discussion and Analysis of Financial Condition and Results of Operations-Power Supply Expenses in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)


Revenues-nine months ended September 30, 1998

During the nine month period ended September 30, 1998, our total operating revenues increased 3.9 percent over the same period in 1997.

Our retail revenues increased 4.4 percent over the same period in 1997 primarily because our volume of sales of electricity to commercial and industrial customers increased by 4.6 percent for the same reason discussed above, and because of a 3.6 percent retail rate increase that became effective March, 1998. Revenues from wholesale sales were largely unchanged for the nine months ended September 30, 1998 compared to the same period in 1997.


OPERATING EXPENSES

Power supply expenses--three months ended September 30, 1998

Our power supply expenses were 28.8 percent higher in the third quarter of 1998 over the same period in 1997.

During the second quarter of 1998, Vermont Yankee, a nuclear power plant in which we have a 17.9 percent equity interest and from which we purchase power, had a scheduled refueling outage. Costs associated with scheduled outages are amortized over an 18-month refueling cycle. As a result of this amortization, our power expense from Vermont Yankee increased 4.2 percent in the third quarter of 1998 over the same period in 1997.

The cost of power that we purchased from other companies increased
47.9 percent in the third quarter of 1998 over the same period in 1997. This was primarily due to the following:
 	In 1997 Hydro-Quebec refunded $8 million of the Company's power contract costs of which $2.4 million reduced third quarter 1997 expense; in exchange Hydro-Quebec received the rights to repurchase power under the contract at potentially advantageous prices in future years;
 	the purchase of additional power in 1998 to service increased sales of electricity;
 	an increase in costs in 1998 associated with our long-term Hydro-Quebec power contract; and
 	the cost of power that replaced the less expensive power we had purchased from Merrimack under a contract that expired in April
1998.

In addition to the above, the increased water runoff as a result of higher than normal rainfall in 1998 generated more electricity for independent power producers, whose power we are required to buy under VPSB regulation at substantially above-market costs.


Power supply expenses--nine months ended September 30, 1998

For the nine months ended September 30, 1998, our power supply expenses increased 20.6 percent over the same period in 1997, primarily for the reasons below:
 	Power that we purchased from others increased 28.5 percent due to a $5.6 million reduction of Hydro-Quebec power costs recorded in 1997 due to payments received from Hydro-Quebec (see below);
 	an increase in costs associated with our long-term Hydro-Quebec power contract;
 	our own generation increased 53.1 percent due to an increase in the usage of high-cost generating facilities that replaced power that we were not able to get from Hydro-Quebec during a severe ice storm that affected much of Vermont, the Northeast United
States and Quebec in January;
 	the accrual of losses in 1998 related to our Hydro-Quebec contract as a result of an order issued by the VPSB in our 1997 rate case;
 	the purchase of additional power to service increased sales of electricity; and
 	the cost of power to replace the discontinued and less expensive power purchased from Merrimack.

The Company and the other Vermont Joint Owners (VJO) are exploring whether Hydro-Quebec's inability to delivery power to Vermont during and after the January ice storm should be considered a default by Hydro-Quebec under the terms of the power contract, or if there are other possible claims against Hydro-Quebec. The VJO have asked for information about Hydro-Quebec's transmission system, which Hydro-Quebec has refused to provide. Hydro-Quebec has maintained that the "force majeure" (superior or irreversible force) provision in the contract applies, which would excuse its non-delivery of power. The VJO requested an arbitration proceeding to determine whether Hydro-Quebec has the right to refuse to provide the information about various aspects of its utility transmission system. At the first meeting with the arbitrators, Hydro-Quebec challenged whether one arbitrator who had previously done legal work for the Vermont utilities should be allowed to serve. The American Arbitration Association decided that two of the three arbitrators should be disqualified. The VJO have decided to dismiss this arbitration seeking information, and now have filed an arbitration complaint that seeks various forms of relief from Hydro-Quebec for the following reasons:
h	The failure to deliver electricity during the ice storm; and
h	the inability of Hydro-Quebec's transmission systems and
structures to provide the Vermont utilities with power and energy on a 100 percent availability basis.


Other operating expenses-three months and nine months ended September
30, 1998

Other operating expenses increased 26.9 percent in the third quarter of 1998 compared to the same period in 1997 primarily due to losses associated with the lease for the Company`s corporate headquarter (See Corporate Headquarter Lease discussed below, in the MDA).

Other operating expenses increased 17.3 percent for the nine months ended September 30, 1998 over the same period in 1997 primarily due to losses associated with our corporate headquarters' lease, discussed above, and higher overhead costs for the Company in 1997. In 1997, our overhead costs, such as the costs of occupying our buildings and costs of utilities, were less because we charged certain of these costs to GMRI in 1997.



Transmission expenses-nine months ended September 30, 1998

Transmission expenses decreased 16.6 percent for the nine months ended September 30, 1998 compared to the same period in 1997 because of a refund that we received from Central Vermont Public Service Corporation (CVPS) in 1998 as a result of reduced levels of demand on the CVPS transmission system in 1997. Reduced usage also resulted in lower charges in 1998 for us. We also received a refund in 1998 for charges that were incorrectly assessed to us during 1997 by New England Power Company.


Maintenance expenses-three months and nine months ended September 30,
1998

Our maintenance expenses increased 4.9 percent in the third quarter of 1998 compared to the same period in 1997 and 7.7 percent for the nine months ended September 30, 1998 compared to the same period in 1997.
The principal reason for this increase is because of scheduled maintenance activities at Stonybrook, a plant in which we hold an ownership interest.


Depreciation and amortization expenses-three months and nine months ended September 30, 1998

Our depreciation and amortization expenses decreased 3.4 percent in the third quarter of 1998 as compared to the same period in 1997 primarily due to a decrease in the amortization of expenditures related to the Pine Street Barge Canal site. These amortization charges were suspended by the VPSB in an Order released March 2, 1998. This decrease was partially offset by an increase in depreciation expenses associated with additional investment in our utility plant.

Depreciation and amortization expenses decreased 1.8 percent for the nine months ended September 30, 1998 compared to the same period in 1997 due to fundamentally the same factors as related above.


Taxes other than income taxes-three months and nine months ended
September 30, 1998

Other taxes decreased 9.5 percent in the third quarter of 1998 over the same period in 1997 primarily because of a decrease in municipal property taxes as a result of reappraisals in some municipalities.

A slight decrease in other taxes for the first nine months of 1998 compared to the same period in 1997 occurred for the same reason.


Income taxes-three months and nine months ended September 30, 1998

Income taxes decreased in the third quarter of 1998 compared to the same period in 1997 and for the nine months ended September 30, 1998 over the same period in 1997 due to a decrease in pretax book income.


Other income-three months ended September 30, 1998

Other income increased 9.8 percent in the third quarter of 1998 over the same period in 1997 for the following reasons:
 	The sale of a majority interest in GMER in 1997, which had substantial start-up losses in the third quarter of 1997, resulted in a $478,000 improvement in third quarter 1998 results.
 	The absence of the losses experienced by GMPG, whose assets were sold earlier this year, and which lost approximately $300,000 in the third quarter of 1997.

These increases were largely offset by a decrease in earnings of $733,000 for MEI. The decrease was primarily due to the start-up operating losses incurred by Micronair LLC.


Other income-nine months ended September 30, 1998

Other income decreased significantly for the nine month ended
September 30, 1998 compared to the same period in 1997. This was due to a $2.3 million decrease in MEI earnings resulting primarily from start-up losses incurred by Micronair LLC.

The decrease was partially offset by a $1.8 million improvement in GMRI's earnings due to the absence of start-up expenses in 1998 as compared to 1997, and the absence of a $187,000 loss experienced by GMPG whose assets were sold to VGS Propane LLC in March 1998.

Miscellaneous income decreased for the nine months ended September
30, 1998 compared to the same period in 1997 primarily due to the 1998 write-off of $900,000 in costs associated with the wind generating facility in Searsburg that was disallowed by the VPSB in its June 1998 order.


INTEREST CHARGES

Our interest charges increased 5.5 percent in the third quarter of 1998 over the same period in 1997 primarily due to the following:
 	An increase in the amount of interest we paid on customer deposits;
and
 	a reduction in the allowance of funds used during construction since we had lower construction work in progress balances.

Our interest charges increased 5.5 percent for the nine months ended September 30, 1998 over the same period in 1997 primarily for the same reasons stated above, and because of a higher amount of short-term debt outstanding, which increased the interest charges for the period.

We were able to offset some of the above increases during the third quarter and the nine month period ended September 30, 1998 by reducing the amount of outstanding long-term debt, which decreased the long-term interest charges for both periods.



LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 1998, we spent $16.6 million principally for expansion and improvements of our transmission and distribution plant, for programs to help our customers conserve electricity (conservation), for expenditures related to the Pine Street Barge Canal site, and for computer information systems. We expect to spend an additional $5.4 million in the fourth quarter of 1998.

We have a revolving credit agreement in the amount of $45 million with three banks, with borrowings outstanding of $8.5 million on September 30, 1998.

(It would be helpful to read Notes to Consolidated Financial
Statements, IV "1997 Retail Rate Case" and V. "1998 Retail Rate
Increase" before you read the next few paragraphs.)

The revolving credit agreement requires us to certify on a quarterly basis that the Company has not suffered a "material adverse change." Similarly, as a condition to further borrowings, we must certify that nothing has happened that has had or could reasonably be expected to have a materially adverse effect on the Company since the date that we last borrowed under this agreement. When the VPSB issued its Order dated February 27, 1998 disallowing certain costs associated with our contract to purchase power from Hydro-Quebec, the three banks required modification of the terms of the revolving credit agreement, which had been made originally in August 12, 1997, was unsecured and had a three-year term. The modified agreement allows us to continue to borrow until such time that:
 A "material adverse effect" has occurred;
 we are no longer in compliance with all other provisions of the agreement, in which case further borrowing will not be permitted;
 or
 there has been a "material adverse change", in which case the banks may declare us in default.

The modified terms also call in part for the following:
 	A reduction in the term of the Agreement from three years to one year, expiring June 30,1999;
 	a second priority mortgage, lien and security interest in the collateral pledged under our first mortgage bond indenture granted to the banks; and
 	an increase in the interest rates, facility fees and other fees required to be paid by the Company under the agreement.

Prior to granting the second priority mortgage, lien and security interest, we were required to obtain the approval of the VPSB, which we obtained on June 3, 1998. The restated credit agreement and related loan documents were effective on August 17, 1998.

There are a number of future events that, singularly or in combination, could lead the banks to refuse to allow further borrowings under the existing credit agreement, to seek to enter into a new credit agreement with the Company and/or to immediately call in all outstanding loans. Some of those events are:
 	the VPSB issues an order in January 1999 in our 1998 rate case that triggers a "material adverse change" for the Company; or
 	Hydro-Quebec is unwilling to make new arrangements regarding the cost of our contract with them.

If we are unable to borrow on a short-term basis, we will evaluate all potential alternatives available to us at the time, including, but not limited to, the filing of a petition for reorganization under the United States Bankruptcy Code. .

Due to the negative outcome of the 1997 rate case, which was decided by the VPSB's orders dated February 27 and June 8, 1998, (See
Note 4 of the Notes to Consolidated Financial Statements), the credit ratings of the Company's securities by Duff & Phelps and Standard & Poor's were lowered as follows:

                             Duff & Phelps      Standard & Poor's
                              From    To          From     To
                             -------------      -----------------
 	First Mortgage Bonds        BBB+    BBB         A-      BBB
 	Unsecured medium term       BBB     BBB-        BBB     BB+
 	Preferred stock             BBB     BB+         BBB     BB+

 Standard & Poor's also lowered the Company's corporate credit rating from "BBB+" to "BBB-". Duff & Phelps' and Standard & Poor's credit ratings for the Company were placed and remain on Rating Watch-Down and Credit Watch Negative, respectively, due to the high level of regulatory and public policy uncertainty in Vermont and certain positions argued by the Vermont Department of Public Service in our pending rate case.

On November 12, 1998, Moody's lowered our first mortgage bonds rating from Baa2 to Baa3, and their rating for our preferred stock from Baa3 to Ba1 due to "a difficult regulatory environment in Vermont and the resulting high degree of financial uncertainty for GMP".
Concurrently, all of the Company's ratings were placed on review for possible further downgrade.


Corporate Headquarters Lease

As part of our efforts to reduce operating costs, we have been evaluating options related to our corporate headquarters' lease, which runs through June 2009. The options include buying out the lease, effecting a sale or sublease of the property, or invoking an "economic disutility" clause in the lease by which we would pay penalties and vacate corporate headquarters. Currently, 36 percent of the annual lease payments of approximately $983,000 are not recovered from ratepayers. We anticipate that our lease contract will result in a loss of between $1.4 million and $2.5 million pretax. Accordingly, we have recognized a $1.4 million pretax loss in the third quarter of 1998. We believe the loss will be sustained regardless of which of the above lease options is obtained.


Dividend Policy

Our dividend payout policy reflects the greater risks facing the Company as a result of the changes taking place in the electric utility industry and Vermont regulatory and legislative uncertainties. The payout currently assumes that we will receive fair and appropriate decisions from the VPSB in our current rate case. If the VPSB decides to disallow certain costs associated with our Hydro-Quebec contract, as it did in our last rate case, if the resolution of the rate case does not enable us to achieve sufficient earnings, or if other events beyond our control cause the Company's financial situation to deteriorate further, we will have to consider whether the current dividend level is appropriate or if the dividend should be reduced or eliminated. (See
Note 5 of the Notes to Consolidated Financial Statements).


COMPETITION AND RESTRUCTURING

The electric utility business is experiencing rapid and substantial changes. These changes are the result of the following trends:
 	Surplus generating capacity;
 	Disparity in electric rates among and within various regions of the country;
 	Improvements in generation efficiency;
 	Alternative energy sources;
 	Increasing demand for customer choice; and New regulations and legislation intended to foster competition, also known as "restructuring".

You may want to read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Outlook" in our 1997 Annual Report on Form 10-K for the year ended December 31, 1997 where we discuss the restructuring proceedings in Vermont.

The 1998 session of the Vermont General Assembly adjourned on April 16, 1998 without enacting any legislation that would allow Vermont customers to choose their electric supplier.

In the future, the Vermont General Assembly through legislation, or the VPSB through a subsequent report, action or proceeding, may allow customers to choose their electric supplier. If this happens without providing for recovery of a significant portion of the costs associated with our power supply contracts, the Company's business, including our operating results, cash flows and ability to pay dividends at the current levels, would be adversely affected.

In late August, the VPSB hosted an open workshop to examine the extent to which realistic opportunities exist to increase the value or lower the costs of Vermont's existing power supply arrangements, and, if such opportunities exist, to consider the best processes for attracting the highest value proposals. Topics included:
 Vermont's current power supply situation;
 Case studies in reforming power supply; and Opportunities in Vermont to reform the power supply.

In mid-September, the VPSB issued an Order opening an investigation into the reform of Vermont's electric power supply and ordered all Vermont electric utilities to participate. That Order also requested participants to file with the VPSB position papers that address the scope of the investigation and present substantive proposals for reform. GMP, together with Central Vermont Public Service Corporation, Citizens Utilities Company and Associated Industries of Vermont (an industrial trade association), filed a position paper responding to the Order. We participated in the VPSB's technical conference in October at which the scope of the investigation was discussed. We filed our response to that conference indicating the priorities and action steps we believe should be taken in order to provide the greatest assistance in the effort to mitigate Vermont's power supply costs.


YEAR 2000 COMPUTER COMPLIANCE

We use computer software and other related technologies in our business that could be affected by the date change in the year 2000. Our primary year 2000 concern is the possibility of interruptions in delivery of electricity to our customers. We are not able to predict the impact of any interruption on our operations or earnings, but the impact could be material.

In the past two years, as part of our usual utility operations, we have purchased and have nearly completed installing new customer service and financial management systems that are year 2000 compliant. We have completed an inventory of our software, hardware, and other equipment that could contain computer chips, such as meters. Our assessments of the inventory results are 75 percent complete and we are fixing identified problems, such as an engineering information system that processes all field work orders. We expect that all of our financial and operations systems will be ready for the year 2000 date change by June 30, 1999. We believe that these new systems and equipment updates, as well as the work to be completed prior to June 30, 1999, will ensure that the Company is relatively free of potential year 2000 problems.

Our ability to deliver electricity to our customers could also be impacted if one of our major power suppliers, such as Hydro-Quebec or Vermont Yankee, or Vermont Electric Power Company, the company responsible for transmission in Vermont, experienced a date-related system failure. An interruption in power supplied by other delivery systems, such as the independent system operator (ISO) for New England, could also cause power delivery problems for us. We are participating in the efforts of the ISO's New England Joint Oversight Committee to ensure that the systems and delivery of electricity in New England are in compliance. We have asked these companies to send written reports on their status in eliminating year 2000 issues that could negatively affect their ability to serve us. All other major vendors or businesses that we depend on for services or supplies have also been asked to report on their status.

We understand that the year 2000 issue is very complex and could affect our business if a date related system failure occurs, no matter how conscientious our efforts have been to eliminate all possible year 2000 problems. We have, however, developed a contingency plan that will provide electricity to our customers on a priority basis in case we have power outages. This plan also includes the ability to "black start" our system from several plant sites. A "black start" is necessary when there is a total power failure and is more complex than bringing an electrical system back up to full operations after scattered outages. The State of Vermont has also developed a contingency plan that addresses electrical emergencies.

The costs of maintaining or modifying our systems are recorded as operating expenses. The cost of new software will be capitalized and amortized over the software's useful life. The estimated cost of work to correct problems that could contribute to a date-related system failure is approximately $100,000.

The VPSB has opened a docket on the year 2000 issue and has requested information from the utilities regarding each company's status in becoming year 2000 compliance. We have provided all information requested to date to the VPSB.


GREEN MOUNTAIN POWER CORPORATION
September 30, 1998
PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
          See Notes 3, 4 and 5 of Notes to Consolidated Financial
Statements

ITEM 2.  Changes in Securities
          NONE

ITEM 3.  Defaults Upon Senior Securities
          NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
          NONE.

ITEM 5.  Other Information
          NONE

ITEM 6.  (a)  EXHIBITS
                 27      Financial Data Schedule
                 4-b-18  Amended and Restated Credit Agreement by and
                         among Green Mountain Power
                         The Bank of Nova Scotia, State Street Bank and
                         Trust Company, Fleet National Bank, and Fleet
                         National Bank, as Agent, dated as of August
                         17,1998.

(b)	REPORTS ON FORM 8-K
               NONE




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



                                GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  November 13, 1998               /s/ E. M. Norse
                            E. M. Norse, Vice President, Chief
                            Financial Officer and Treasurer



Date:  November 13, 1998             /s/ R. J. Griffin
                            R. J. Griffin, Controller