Form 10-Q
period 1999-03-31
GREEN MOUNTAIN POWER CORP
filed 1999-05-14
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          __________________________

                                  FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999

or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  ___________  to  ___________


                     Commission file number 1-8291


                   GREEN MOUNTAIN POWER CORPORATION
(Exact name of registrant as specified in its charter)

           Vermont                                      03-0127430

(State or other jurisdiction of incorporation     (I.R.S. Employer
or organization)                                   Identification  No.)

      163 Acorn Lane
      Colchester, VT                                        05446
Address of principal executive offices                    (Zip Code)

Registrant's telephone number, including area code  (802) 864-5731

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class - Common Stock                Outstanding March 31, 1999
    $3.33 1/3 Par Value                          5,326,525




GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Balance Sheets

Part 1 - Item 1



                                                                     March 31                  December 31
                                                       -----------------------------------   ----------------
                                                             1999               1998               1998
                                                       ----------------   ----------------   ----------------
                                                                    (Unaudited)              (In thousands)
                                                                  (In thousands)
ASSETS

Utility Plant
    Utility plant, at original cost....................       $276,614           $265,137           $276,853
    Less accumulated depreciation......................         96,804             90,287             94,604
                                                       ----------------   ----------------   ----------------
      Net utility plant................................        179,810            174,850            182,249
    Property under capital lease.......................          7,696              8,342              7,696
    Construction work in progress......................          7,699             12,607              5,611
                                                       ----------------   ----------------   ----------------
      Total utility plant, net.........................        195,205            195,799            195,556
                                                       ----------------   ----------------   ----------------
Other Investments
    Associated companies, at equity ...................         15,057             15,497             15,048
    Other investments..................................          5,763              5,838              5,630
                                                       ----------------   ----------------   ----------------
      Total other investments..........................         20,820             21,335             20,678
                                                       ----------------   ----------------   ----------------
Current Assets
    Cash and cash equivalents..........................         11,574             15,371                439
    Accounts receivable, customers and others,
      less allowance for doubtful accounts
      of $471, $404 and $449...........................         18,457             16,019             18,977
    Accrued utility revenues ..........................          6,223              6,075              6,611
    Fuel, materials and supplies, at average cost......          3,140              3,487              3,139
    Prepayments........................................          1,893              9,723              6,091
    Other..............................................            213                312                443
                                                       ----------------   ----------------   ----------------
      Total current assets.............................         41,500             50,987             35,700
                                                       ----------------   ----------------   ----------------
Deferred Charges
    Demand side management programs....................          9,493             12,632             10,590
    Purchased power costs..............................          4,062              4,278              5,708
    Other..............................................         13,689             12,962             14,278
                                                       ----------------   ----------------   ----------------
      Total deferred charges...........................         27,244             29,872             30,576
                                                       ----------------   ----------------   ----------------
Non-Utility
    Cash and cash equivalents..........................            149                 93                151
    Other current assets...............................          2,682              3,871              3,409
    Property and equipment.............................            431              1,222              1,213
    Intangible assets..................................          1,585                 21              1,658
    Equity investment in energy related businesses.....         11,804             12,316             12,357
    Other assets.......................................          9,664              9,239              8,526
                                                       ----------------   ----------------   ----------------
      Total non-utility assets.........................         26,315             26,762             27,314
                                                       ----------------   ----------------   ----------------
Total Assets...........................................       $311,084           $324,755           $309,824
                                                       ================   ================   ================




CAPITALIZATION AND LIABILITIES

Capitalization
    Common Stock Equity
      Common stock,$3.33 1/3 par value,
         authorized 10,000,000 shares (issued
        5,342,381, 5,223,018  and 5,313,296)...........        $17,799            $17,544            $17,711
      Additional paid-in capital.......................         72,123             70,995             71,914
      Retained earnings................................         19,425             21,884             17,508
      Treasury stock, at cost (15,856 shares)..........           (378)              (378)              (378)
                                                       ----------------   ----------------   ----------------
        Total common stock equity......................        108,969            110,045            106,755
    Redeemable cumulative preferred stock..............         16,085             17,735             16,085
    Long-term debt, less current maturities............         88,500             90,200             88,500
                                                       ----------------   ----------------   ----------------
        Total capitalization...........................        213,554            217,980            211,340
                                                       ----------------   ----------------   ----------------

Capital lease obligation...............................          7,696              8,342              7,696
                                                       ----------------   ----------------   ----------------
Current Liabilities
    Current maturuties of long-term debt...............          1,700              4,700              1,700
    Short-term debt....................................           --                8,016              7,000
    Accounts payable, trade, and accrued liabilities...          4,826              7,203              5,453
    Accounts payable to associated companies...........          5,664              8,020              7,143
    Dividends declared.................................            364                352                362
    Customer deposits..................................            361                733                336
    Taxes accrued......................................          2,472                813                370
    Interest accrued...................................          1,888              2,073              1,203
    Deferred revenues .................................          6,146              5,773                --
    Other..............................................          3,803              4,763              5,258
                                                       ----------------   ----------------   ----------------
        Total current liabilities......................         27,224             42,446             28,825
                                                       ----------------   ----------------   ----------------
Deferred Credits
    Accumulated deferred income taxes..................         23,780             24,119             23,389
    Unamortized investment tax credits.................          4,189              4,472              4,260
    Pine Street Barge Canal site cleanup...............          5,000               --                5,000
    Other..............................................         21,734             17,759             22,240
                                                       ----------------   ----------------   ----------------
        Total deferred credits.........................         54,703             46,350             54,889
                                                       ----------------   ----------------   ----------------

Non-Utility
    Current liabilities................................            525              1,543                720
    Other liabilities..................................          7,382              8,094              6,354
                                                       ----------------   ----------------   ----------------
        Total non-utility liabilities..................          7,907              9,637              7,074
                                                       ----------------   ----------------   ----------------
Total Capitalization and Liabilities...................       $311,084           $324,755           $309,824
                                                       ================   ================   ================

  The accompanying notes are an integral part of the consolidated financial statements.







GREEN MOUNTAIN POWER CORPORATION
Consolidated Comparative Income Statements
(Unaudited)

Part 1 - Item 1



                                                                          Three Months Ended
                                                                               March 31
                                                                -----------------------------------------
                                                                      1999                    1998
                                                                -----------------       -----------------
                                                                (In thousands, except amounts per share)

Operating Revenues .............................................         $59,018                 $46,932
                                                                -----------------       -----------------
Operating Expenses
  Power Supply
     Vermont Yankee Nuclear Power Corporation ..................           8,359                   7,980
     Company-owned generation...................................           1,025                   2,835
     Purchases from others......................................          28,891                  23,042
  Other operating...............................................           5,292                   4,416
  Transmission..................................................           2,310                   2,261
  Maintenance...................................................           1,570                   1,202
  Depreciation and amortization.................................           4,240                   4,424
  Taxes other than income.......................................           1,814                   1,957
  Income taxes..................................................           1,611                  (1,501)
                                                                -----------------       -----------------
     Total operating expenses...................................          55,112                  46,616
                                                                -----------------       -----------------
       Operating income.........................................           3,906                     316
                                                                -----------------       -----------------

Other Income (Expense)
  Equity (loss) in earnings of affiliates and non-utility
    operations..................................................             813                    (573)
  Allowance for equity funds used during construction...........              20                      53
  Other income and deductions, net..............................              53                    (919)
                                                                -----------------       -----------------
    Total other income (expense)................................             886                  (1,439)
                                                                -----------------       -----------------
      Income (loss) before interest charges.....................           4,792                  (1,123)
                                                                -----------------       -----------------

Interest Charges
  Long-term debt................................................           1,703                   1,799
  Other.........................................................             150                     217
  Allowance for borrowed funds used during  construction........             (14)                    (74)
                                                                -----------------       -----------------
    Total interest charges......................................           1,839                   1,942
                                                                -----------------       -----------------
Net Income (Loss)...............................................           2,953                  (3,065)

Dividends on preferred stock....................................             305                     340
                                                                -----------------       -----------------
Net Income (Loss) Applicable to Common Stock....................          $2,648                 ($3,405)
                                                                =================       =================

Common Stock Data
  Basic and diluted earnings per share..........................           $0.50                  ($0.66)

  Cash dividends declared per share.............................         $0.1375                  $0.275

  Weighted average shares outstanding...........................           5,318                   5,196


Consolidated Comparative Statements of Retained Earnings
(Unaudited)

Balance - beginning of period...................................         $17,508                 $26,717
Net Income (Loss)...............................................           2,953                  (3,065)
                                                                -----------------       -----------------
                                                                          20,461                  23,652
                                                                -----------------       -----------------

Cash Dividends - redeemable cumulative preferred stock..........             305                     340
               - common stock...................................             731                   1,428
                                                                -----------------       -----------------
                                                                           1,036                   1,768
                                                                -----------------       -----------------

Balance - end of period.........................................         $19,425                 $21,884
                                                                =================       =================

              The accompanying notes are an integral part of the consolidated financial statements.






GREEN MOUNTAIN POWER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

Part 1 - Item 1


                                                                                 Three Months Ended
                                                                                       March 31
                                                                       ---------------------------------------
                                                                             1999                  1998
                                                                       -----------------     -----------------
                                                                                    (In thousands)

Operating Activities:
  Net Income (Loss)....................................................          $2,953               ($3,158)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization....................................           4,240                 4,424
      Dividends from associated companies less equity income...........             (10)                  362
      Allowance for funds used during construction.....................             (34)                 (142)
      Deferred purchased power costs...................................            (243)               (1,981)
      Amortization of purchased power costs............................           1,889                 1,089
      Deferred income taxes............................................             391                   746
      Deferred revenues ...............................................           6,146                 5,773
      Amortization of investment tax credits...........................             (71)                  (71)
      Environmental proceedings costs..................................            (243)                 (595)
      Conservation expenditures........................................            (311)                 (382)
      Changes in:
        Accounts receivable............................................             519                 1,347
        Accrued utility revenues.......................................             388                   430
        Fuel, materials, and supplies..................................              (1)                 (226)
        Prepayments and other current assets...........................           5,156                (4,922)
        Accounts payable...............................................          (2,106)                  734
        Taxes accrued..................................................           2,102                (2,029)
        Interest accrued...............................................             685                   762
        Other current liabilities......................................          (1,624)                4,038
      Other............................................................             650                (2,027)
                                                                       -----------------     -----------------
    Net cash provided by operating activities..........................          20,476                 4,172
                                                                       -----------------     -----------------

Investing Activities:
    Construction expenditures..........................................          (1,539)               (3,048)
    Investment in nonutility property..................................              19                   420
    Proceeds from sale of propane subsidiary...........................           --                   11,500
                                                                       -----------------     -----------------
      Net cash provided by (used in) investing activities..............          (1,520)                8,872
                                                                       -----------------     -----------------
Financing Activities:
    Issuance of common stock...........................................             297                   500
    Short-term debt, net...............................................          (7,000)                5,400
    Reduction in long-term debt........................................             (84)               (1,983)
    Cash dividends.....................................................          (1,036)               (1,768)
                                                                       -----------------     -----------------
      Net cash provided by (used in) financing activities..............          (7,823)                2,149
                                                                       -----------------     -----------------

    Net increase in cash and cash equivalents..........................          11,133                15,193
    Cash and cash equivalents at beginning of period...................             590                   271
                                                                       -----------------     -----------------
Cash and cash equivalents at end of period.............................         $11,723               $15,464
                                                                       =================     =================

Supplemental Disclosure of Cash Flow Information:
    Cash paid year-to-date for:
       Interest (net of amounts capitalized)...........................          $1,103                $1,190
       Income taxes....................................................           --                        6

      The accompanying notes are an integral part of the consolidated financial statements.




GREEN MOUNTAIN POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999

Part 1 -- ITEM 1

1.	SIGNIFICANT ACCOUNTING POLICIES

It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1998 filed on Form 10-K, are adequate to make the information presented not misleading.

     The Consolidated Financial Statements are unaudited and, in our opinion, reflect the adjustments necessary to a fair statement of the results of the interim periods. All such adjustments, except as specifically noted in the Consolidated Financial Statements, are of a normal, recurring nature.

The rates we charge our customers for their electricity are set by the Vermont Public Service Board (VPSB), which is the regulatory commission in Vermont. We charge our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These are called "seasonally differentiated rates". In order to eliminate the impact of the seasonally differentiated rates, we defer some of the revenues from those four months and account for them in later periods in which we have lower revenues or higher costs. By deferring certain revenues we are able to better match our revenues to our costs. On March 31, 1999, there was a deferred credit balance of $6.1 compared to $5.8 million for the same period in 1998 consistent with the temporary retail rate increase of 5.7 percent effective with service rendered December 15, 1998 and the 3.61 percent rate increase granted by the VPSB in its order dated February 27, 1998.

     In our pending rate case, we asked the VPSB to approve a new rate design that would eliminate the seasonal rate differential, since our analysis indicates that our customers' electricity usage is leveling out over the course of a year. Action on this matter is suspended as a result of the temporary suspension of the 1998 rate case.


Financial summary of unregulated operations

We have five unregulated, wholly-owned subsidiaries:  Mountain
Energy, Inc. (MEI), Green Mountain Propane Gas Limited (GMPG), GMP Real Estate Corporation, Lease-Elec, Inc. and Green Mountain Resources, Inc.
(GMRI) We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries and the rental water heater program are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements. A financial summary for these businesses follows:

                                          Three Months Ended
                                                March 31
                                          1999          1998
                                          ----          ----
                                            (In thousands)

Revenue . . . . . . . . . . . . . . . . $ 1,054       $2,406
Expense   . . . . . . . . . . . . . . .     742        3,465
                                        -------      --------
Net Income (Loss) . . . . . . . . . . . $   312      ($1,059)
                                        =======      ========

2.	INVESTMENT IN ASSOCIATED COMPANIES

We recognize net income in our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).

Vermont Yankee Nuclear Power Corporation
Percent ownership:  17.9%
                                          Three Months Ended
                                               March 31
                                          1999           1998
                                          ----           ----
                                            (In Thousands)
  Gross Revenue . . . . .               $43,777        $51,170
  Net Income Applicable
    to Common Stock . .                   1,656          1,702
  Company's Equity in
    Net Income  . . . . .                   294            298

Vermont Electric Power Company, Inc.
Percent Ownership:  29.5% common
                    30.0% preferred
                                         Three Months Ended
                                               March 31
                                           1999         1998
                                           ----         ----
                                            (In Thousands)
  Gross Revenue . . . . . .             $ 6,934        $11,820
  Net Income  . . . . . . .                 292            286

  Company's Equity in
    Net Income  . . . . . .                  86             67


3.	ENVIRONMENTAL MATTERS

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

     On September 29, 1998, the EPA issued its final Record of Decision, announcing selection of the proposed remedy. The proposed remedy includes:
-- Construction of an underwater cover over canal sediments that present the highest risk to the environment;
-- Placement of a soil cap over certain contaminated wetland areas and restoration of those areas;
-- Improvements that will better distribute storm water entering the site; and
-- Monitoring of the site to ensure that the cap is effective over the long term and that harmful contamination does not migrate offsite.

     The EPA estimates that the present value cost of the remedy will be $4.4 million, although actual costs may be higher.

     As of March 31, 1999, our total expenditures related to the Pine Street Barge Canal site since 1982 were approximately $17.2 million. This includes those amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with our opposition to the EPA's earlier proposals for the site, as well as litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up (remediation costs) and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to the EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.

      The EPA has made claims against the Company for additional past response costs associated with the Pine Street Barge Canal site in an amount exceeding $11 million. The EPA also has advised us that we may be responsible for implementation of further response activities at the site. In early 1998, the United States and the State of Vermont asked us to begin "fast-track" negotiation of tentative terms of settlement of all cost reimbursement and natural resource damages claims of the United States and the State. Those negotiations began immediately, and included discussion of our potential contribution claims against the United States. In May 1998, a confidential tentative agreement was reached on issues under discussion.

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

     We estimate that we have recovered or secured, or will recover, through past settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We have estimated that our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, to resolve monetary claims of the EPA and the State and to remediate the site, are likely to be in the range of $5 to $9 million. In 1998, we recorded a liability of $5 million to recognize the low end of this range of costs. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset since we believe it is probable that we will receive future revenues to recover these costs.

     Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street Barge Canal site. Specifically, we proposed rate recognition of our non-recovered expenditures incurred between January 1, 1991 and June 30, 1995 (in the total of approximately $8.7 million) for technical consultants and legal assistance in connection with the EPA's enforcement action at the site and insurance litigation. While reserving the right to argue in the future about the appropriateness of full rate recovery of the Pine Street Barge Canal costs, the Vermont Department of Public Service (the Department), and as applicable, other intervenors, reached agreements with the Company in these cases that the full amount of the Pine Street Barge Canal costs reflected in those rate cases should be recovered in rates. Our rates, as approved by the VPSB in those proceedings, reflected the Pine Street Barge Canal related expenditures referred to above.

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

	The VPSB, in its Order dated February 27, 1998, denied us the right to charge customers $5.48 million of the costs for power purchased under our contract with Hydro-Quebec. The VPSB denied recovery of these costs for the following reasons:
-- the VPSB claimed that we had acted imprudently by committing to the power contract with Hydro-Quebec in August 1991 (the imprudence disallowance), and
-- to the extent that the costs of power to be purchased from Hydro-
Quebec are now higher than current estimates of market prices for power during the contract term, after accounting for the imprudence disallowance, the contract power is not "used and useful".

     As a result of the rate order, we recorded in the first quarter of 1998 the losses resulting from the disallowed recovery of a portion of the 1998 Hydro-Quebec power contract costs. The amount charged to first quarter income of $4.6 million (pre-tax) was less than the full disallowance because we expected that new rates would become effective in January 1999 as the result of our May 8, 1998 rate filing. The agreement to suspend our 1998 rate case, as described below, delays the date of a final decision on the 1998 rate case to December 15, 1999. Accordingly, we recognized an additional loss of $5.25 million in the last quarter of 1998 representing the effect of the continued disallowance of $5.48 million of annual Hydro-Quebec power costs through December 15, 1999.

     In its February 27, 1998 Order, the VPSB described its policies that do not allow a utility to recover imprudent expenditures and the costs of power supply contract purchases that the VPSB decides are not used and useful. The VPSB also stated in its Order that the methods and measures used in this rate case were provisional and applied to this rate case only. If the VPSB were to apply the same, or similar, methods and measures that it used in the 1997 rate case Order to future power contract costs in our 1998 retail rate case, we would likely be required
to take a charge to income of approximately $163 million pre-tax.   This
$163 million estimate represents primarily the 20 percent disallowance for Hydro-Quebec power costs that the VPSB considered imprudent in its Order. We are not able to estimate the loss to be recorded for power purchased after December 15, 1999, if any, until the pending 1998 rate case is completed.

     If the VPSB does not modify in future regulatory proceedings its ruling that the costs of power purchased from Hydro-Quebec are above estimated market rates and are not used and useful and, therefore, a portion of such costs is not recoverable, we would likely conclude that the VPSB has changed its approach to setting rates from cost-based rate making to another form of regulation. We would then be required to discontinue application of Statement of Financial Accounting Standards No. 71(SFAS 71), Accounting for the Effects of Certain Types of Regulation and eliminate all regulatory assets and liabilities that arose from prior actions of the VPSB. The write-off of these regulatory assets and liabilities, net of any tax effects, would be charged to income as an extraordinary item for the financial reporting period in which the discontinuation of SFAS 71 occurs.

     Based on the March 31, 1999 balance sheet, if we were required to discontinue the application of SFAS 71, we would be required to take an after-tax charge to earnings of approximately $21.3 million attributable to net regulatory assets.

In June 1998, we appealed the VPSB's February 27, 1998 Order and its June 8, 1998 Reconsideration Order to the Vermont Supreme Court. The briefing of the case by all parties was completed in January 1999. Oral argument before the Vermont Supreme Court was held on March 16, 1999.

We believe that the decisions in the VPSB's Order and Reconsideration Order are factually inaccurate and legally incorrect. Specifically, we are appealing the VPSB's determination that we were imprudent in committing to the Hydro-Quebec contract in August 1991, and its ruling that because the contract power is priced over-market under current forecasts of market prices, it is therefore considered "not used and useful". The Company asserts, among other arguments, that the VPSB's orders deprives the Company's shareholders of their property in an unconstitutional manner. The VPSB's decisions, if not changed, could have a significant negative impact on our reported financial condition, and could impact our credit ratings, dividend policy and financial viability.


5.	 1998 Retail Rate Case

On May 8, 1998, we filed a request with the VPSB to increase our retail rates by 12.93 percent. We requested the retail rate increase because of the following:
--	the higher cost of power;
-- the cost of the January 1998 ice storm; and -- investments in new plant and equipment.

     On November 18, 1998, by Memorandum of Understanding (MOU), the Company, the Department and IBM, our largest customer and an intervenor in the case, agreed to stay, effective November 16, 1998, rate proceedings in the 1998 rate case until or after September 1, 1999, or such earlier date as the parties may later agree to or the VPSB may order. The MOU provides for a 5.7 percent temporary retail rate increase, to produce $9.19 million in annualized additional revenue, effective with service rendered December 15, 1998. An additional surcharge will be permitted, without further VPSB order, in order to produce additional revenues necessary to provide the Company with the capacity to finance estimated 1999 Pine Street Barge Canal site expenditures of $5.84 million. The MOU was approved by the VPSB on December 11, 1998 and will remain in effect until the VPSB issues a final order in the rate case docket, expected by December 15, 1999.

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

6. Corporate Headquarters Lease

     As part of our efforts to reduce operating costs, we negotiated the purchase of our operating lease for our corporate headquarters and two of our district offices. On April 29, 1999, we sold the corporate headquarters, but retained ownership of the two district offices. A loss of approximately $1.9 million (pre-tax) was recorded in 1998 to reflect the loss associated with completing this transaction.

7. Segments and Related Information

	In 1998, the Company adopted SFAS NO. 131, Disclosures About Segments of an Enterprise and Related Information.

	The Company has two reportable segments, the electric utility and Mountain Energy, Inc. (MEI) The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly-owned unregulated subsidiaries (GMPG, GMRI, GMP Real Estate, Lease-Elec, Inc., and the rental water heater program) as a separate line item in the Other Income Section in the Consolidated Statement of Income.

MEI is an unregulated business that invests in energy generation, energy efficiency and wastewater treatment projects.


Segment information for the three months ended March 31, 1999 includes the following:



                         Electric
                         Utility    MEI
                         --------   ---
                          (In thousands)

Revenues-external        $59,018     $777
Segment profit (loss)      3,170     (522)

Segment information for the three months ended March 31, 1998 includes the following:



                         Electric
                         Utility      MEI
                         --------     ---
                         (In thousands)


Revenues-external        $46,932      $215
Segment loss              (2,648)     (757)


     Net Income (Loss) of Mountain Energy, Inc., is included in the Equity (Loss)in Earnings of Affiliates and Non-Utility Operations line of the Consolidated Statements of Income. The following table is a reconciliation of MEI's loss to the equity (loss) in


Earnings of affiliates and non-utility
operations:


                       For the three months ended
                               March 31,
                           1999           1998
                           ----           ----
                              (In thousands)

MEI loss                   ($522)        ($757)
Electric utility
 equity in earnings
 of affiliates and
 non-utility
 Operations                1,335            184
                           -----          ------
Total equity (loss)
 in earnings of
 affiliates and
 non-utility
 operations                $813            ($573)
                           ====           =======

8. SFAS 133

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


9.	Reclassification

     Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.


GREEN MOUNTAIN POWER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
March 31, 1999


Part 1 -- ITEM 2

In this section, we explain the general financial condition and the results of operations for Green Mountain Power Corporation (the Company) and its subsidiaries. This includes:
-- factors that affect our business;
-- our earnings and costs in the periods presented and why they changed between periods;
-- the source of our earnings;
-- our expenditures for capital projects year-to-date and what we expect they will be in the future;
--where we expect to get cash for future capital expenditures;
and
--how all of the above affects our overall financial condition.

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

There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes," "expects," "plans," or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" and "Year 2000 Computer Compliance" in this section:

-- Regulatory decisions or legislation;
-- Weather;
-- Energy supply and demand and pricing;
-- Availability, terms, and use of capital;
-- General economic and business risk;
-- Nuclear and environmental issues;
-- Changes in technology; and
-- Industry restructuring and cost recovery (including stranded costs).

These forward-looking statements represent only our estimates and assumptions as of the date of this report.

RESULTS OF OPERATIONS
Earnings Summary- Overview

In this section, we discuss our earnings and the factors affecting them. We separately discuss earnings for the utility business and for our subsidiaries.

Total earnings (loss) per share of Common Stock

                             Three months ended
                                 March 31,
                              1999       1998
                              ----       ----

Utility business             $0.44      ($0.46)
Unregulated businesses       $0.06      ($0.20)
                             -----      -------
Basic and diluted earnings
   (loss) per share          $0.50      ($0.66)
                             =====      =======

Three months ended March 31, 1999

Utility business
Earnings from our utility business in the first quarter of 1999 improved from the loss for the same period of 1998. We recorded a loss of $0.46 in the first quarter of 1998 that reflected a charge of $0.69 per share for an accrual of $4.6 million (pretax) in losses related to our long-term Hydro-Quebec power contract and a $1.3 million (pretax) write off of our investment in the Searsburg wind facility under a rate order issued by the VPSB on March 2, 1998.

Unregulated businesses
Earnings from our subsidiaries in the first quarter of 1999 were greater than the same period of 1998 due to:
-- A $600,000 (after-tax) gain on the sale of our remaining interest in Green Mountain Energy Resources, or $.11 per share of common stock;
-- The sale in March 1998 of the assets of Green Mountain Propane Gas (GMPG), which lost $290,000 (after tax) in the first quarter of 1998, or $.05 per share of common stock; and -- A $235,000 (after tax) decrease in losses by Mountain Energy, Inc. (MEI), or $.04 per share of common stock.

MEI, our wholly owned subsidiary that invests in energy generation and energy and wastewater efficiency projects, experienced a loss of $522,000 in the first quarter of 1999 as compared to a loss of $757,000 for the same period in 1998, primarily due to the continued start-up operating losses incurred by its subsidiary, Micronair LLC. Micronair owns patent rights in 35 states to a wastewater treatment process that addresses sludge disposal problems.


OPERATING REVENUES AND MWH SALES

Our revenues from operations, megawatthour (MWh) sales and average number of customers for the three months ended March 31, 1999 and 1998 are summarized below:


                                   Three Months Ended
                                        March 31
                                   1999           1998
                                   ----           ----
Operating Revenues
(In thousands)
   Retail . . . . . . .          $46,771       $ 41,852
   Sales for Resale . .           11,596          4,378
   Other  . . . . . . .              651            702
                                 -------       --------
    Total Operating
     Revenues . . . .            $59,018       $ 46,932
                                 =======       ========



MWh Sales
   Retail . . . . . . . .        486,473        475,702
   Sales for Resale . . .        427,792        109,186
                                 -------        -------
    Total MWh Sales . . .        914,265        584,888
                                 =======        =======
Average Number of Customers
   Residential  . . . . .         71,423         71,134
   Commercial &
    Industrial  . . . . .         12,366         12,112
   Other  . . . . . . . .             68             71
                                  ------         ------
    Total Customers . .           83,857         83,317
                                  ======         ======


Revenues - three months ended March 31, 1999

Our operating revenue results from the retail and wholesale sales of electricity.

Revenues from operations in the first quarter of 1999 increased
25.8 percent compared to the same period in 1998.

Our retail revenues in the first quarter of 1999 were 11.8 percent higher than for the same period in 1998 for the following reasons:
-- A 5.7 percent temporary retail rate increase that became effective in December 1998 and the 3.61 percent rate increase granted by the VPSB in its Order dated February 27, 1998;
-- Colder, but more normal, weather in 1999 as compared to the same period in 1998; and
-- a 2.9 percent increase in sales to small commercial and industrial customers primarily caused by a 2.0 percent increase in the number of these customers.


We sell wholesale electricity to otherss for resale. Our revenue from wholesale sales of electricity increased $7.2 million in the first quarter of 1999 compared to the same period in 1998. The increase is primarily due to a new power purchase and supply agreement between the Company and Morgan Stanley Capital Group, Inc. (MS), entered into on February ll, 1999. Under the agreement, we sell power to MS at predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements.



OPERATING EXPENSES

Power supply expenses--three months ended March 31, 1999

     Our power supply expenses increased 13.1 percent in the first quarter of 1999 over the same period in 1998.

     Costs associated with scheduled outages at Vermont Yankee are amortized over an 18-month refueling cycle. As a result of amortization due to a scheduled outage in 1998, our power expense from Vermont Yankee, a nuclear plant in which we have a 17.9 percent equity interest and from which we purchase power, increased 4.7 percent in the first quarter of 1999 over the same period in 1998.

     Company-owned generation expenses decreased 63.9 percent in the first quarter of 1999 compared with the same period in 1998 primarly due to the ice storm in 1998, which necessitated use of high-cost generating facilities to replace power that was unavailable from Hydro-Quebec.

     The cost of power that we purchased from other companies increased
25.4 percent in the first quarter of 1999 over the same period in 1998. This was primarily due to the following:

-- An $8.5 million increase in power purchased under the power purchase and sale contract, discussed above, with Morgan Stanley Capital Group whereby we buy power from Morgan Stanley at a predefined price that is sufficient to serve pre-established load requirements;
-- An increase in the capacity costs in 1999 associated with our long-term Hydro-Quebec power contract; and
-- The cost to replace less expensive power we had purchased from Merrimack under a contract that expired in April 1998.

     These increases were partially offset by:
-- The absence in the first quarter of 1999 of a $4.6 million loss accrued in the first quarter of 1998 related to our long-term Hydro-Quebec power contract as a result of the Vermont Public Service Board order in our 1997 rate case; and
-- A $1.4 million reversal in the first quarter of 1999 of a $5.25 million loss accrued in the fourth quarter of 1998 resulting from the continued disallowance of Hydro-Quebec power costs
during 1999.

Other operating expenses-three months ended March 31, 1999

      Other operating expenses increased 19.8 percent or $875,000 in the first quarter of 1999 compared to the same period in 1998 primarily due to charges associated with our reorganization.

Transmission expenses-three months ended March 31, 1999

     Transmission expenses were virtually unchanged for the three months ended March 31, 1999 as compared to the same period in 1998.

Maintenance expenses-three months ended March 31, 1999

     Our maintenance expenses increased 30.6 percent or $368,000 in the first quarter of 1999 compared to the same period in 1998 due to the amortization of tree trimming and storm costs incurred during prior periods.

Depreciation and amortization expenses-three months ended March 31, 1999

     Our depreciation and amortization expenses decreased 4.2 percent in the first quarter of 1999 as compared to the same period in 1998 primarily due to a decrease in the amortization of expenditures related to the Pine Street Barge Canal site. These amortization charges were suspended by the VPSB in an Order released March 2, 1998.

Taxes other than income taxes-three months ended March 31, 1999

     Other taxes decreased 7.3 percent in the first quarter of 1999 over the same period in 1998 primarily because of a decrease in municipal property taxes as a result of reappraisals in some municipalities.

Income taxes-three months ended March 31, 1999

     Income taxes increased in the first quarter of 1999 compared to the same period in 1998 due to an increase in pretax book income.

Other income-three months ended March 31, 1999

     Other income increased in the first quarter of 1999 over the same period in 1998 for the following reasons:
-- A write-off in the first quarter of 1998 of $1.3 million of construction costs for the Searsburg wind generating plant resulting from a VPSB order on our 1997 rate case;
-- A $600,000 (after-tax) gain on the sale of our remaining interest in Green Mountain Energy Resources;
-- A $290,000 (after tax) operating loss incurred by GMPG in 1998; and -- A $235,000 (after tax) reduction in losses incurred by MEI.

Interest Charges

     Our interest charges decreased 5.3 percent or $102,000 in the first quarter of 1999 over the same period in 1998 primarily due to ?a reduction in long-term and short-term debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 1999, we spent $2.9 million principally for expansion and improvements of our transmission and distribution plant, for programs to help our customers conserve electricity (conservation), for expenditures related to the Pine Street Barge Canal site, and for computer information systems. We expect to spend an additional $18.4 million during the remainder of 1999.

     We have a revolving credit agreement in the amount of $45 million with three banks, with no borrowings outstanding on March 31, 1999. The agreement expires as of June 30, 1999.

     We expect that certain of the banks will enter into a new agreement with the Company at a reduced amount for a period of 364 days. There are a number of future events that, singularly or in combination, could lead the banks to refuse to allow further borrowings under the existing credit agreement, to seek to enter into a new credit agreement with the Company that has terms that are less advantageous to the Company, and/or to immediately call in all outstanding loans. Some of those events are:

-- the VPSB issues an order in 1999 in our currently suspended 1998 rate case that triggers a "material adverse change" for the Company; or
-- Hydro-Quebec is unwilling to make new arrangements regarding the cost of our long-term contract with it.

     The credit ratings of the Company's securities are:

                      Duff & Phelps   Moody's   Standard & Poor's
First mortgage bonds        BBB         Baa3         BBB
Unsecured medium term debt  BBB-         --          BB+
Preferred stock             BB+         ba1          BB

Duff & Phelps' and Standard & Poor's credit ratings for the Company remain on Rating Watch-Down and Credit Watch Negative, respectively, due to the high level of regulatory and public policy uncertainty in Vermont and certain positions argued by the Department in our rate cases. Moody's also placed all of our ratings on review for possible further downgrade.


COMPETITION AND RESTRUCTURING

The electric utility business is experiencing rapid and substantial changes. These changes are the result of the following trends:
-- Surplus generating capacity;
-- Disparity in electric rates among and within various regions of the country;
-- Improvements in generation efficiency;
-- Alternative energy sources;
-- Increasing demand for customer choice; and -- New regulations and legislation intended to foster competition, also known as "restructuring".



YEAR 2000 COMPUTER COMPLIANCE

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

     The following table summarizes the status at March 31, 1999 of our progress toward achieving Year 2000 readiness. The figures set forth in the table represent the estimated extent to which each phase of the Year 2000 project for software applications and embedded systems have been completed.


                            Software          Embedded
                            Applications      Systems
    Inventory . . . . . . . .100%               100%
    Assessment  . . . . . . . 85%               100%
    Renovation  . . . . . . . 50%                95%
    Testing . . . . . . . . . 30%                95%
    Implementation  . . . . . 30%                95%

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

     The total cost of remediating or upgrading software that would not otherwise be replaced in accordance with our business plans is approximately $376,000. Approximately $110,000 has been expended as of March 31, 1999, for external labor, hardware and software costs, and for the costs of employees who are dedicated to the Year 2000 project. The foregoing amounts do not include the cost of new software applications installed as a result of strategic replacement projects described earlier. Such replacement projects have not been accelerated because of Year 2000 issues.

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


WORKFORCE REDUCTIONS

	Through GMPworks, our internal efficiency effort, we are examining critically all work done at the Company. In April 1999, approximately
60 employees out of a population of 280 have elected to leave through early retirement or voluntary separation programs. The unaccrued liability for pension costs related to the 60 employees is estimated to exeeed $5.2 million. We anticipate further workforce reductions and associated costs which could be material. We will defer the majority of these costs and believe that it is probable that we will receive future revenues to recover these costs.


GREEN MOUNTAIN POWER CORPORATION
March 31, 1999
PART II - OTHER INFORMATION


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



                                GREEN MOUNTAIN POWER CORPORATION
                                         (Registrant)



Date:  May 14, 1999               /s/ Nancy Rowden Brock
                            Nancy Rowden Brock, Vice President,
                             Chief Financial Officer and
                             Treasurer



Date:  May 14, 1999             /s/ R. J. Griffin
                            R. J. Griffin, Controller