Form 10-Q
period 1999-06-30
GREEN MOUNTAIN POWER CORP
filed 1999-08-16
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE  ACT OF 1934
          FOR THE TRANSITION PERIOD FROM  ___________  TO  ___________


                          COMMISSION FILE NUMBER 1-8291
                                                 ------


                       GREEN  MOUNTAIN  POWER  CORPORATION
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               VERMONT                                      03-0127430
     ------------------------------                    --------------------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S.  EMPLOYER
    INCORPORATION OR  ORGANIZATION)                    IDENTIFICATION  NO.)


      163  ACORN  LANE
      COLCHESTER,  VT                                         05446
     --------------------------------------            --------------------
     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                 (ZIP  CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING  AREA  CODE     (802)  864-5731
                                                       --------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                     ---    ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

        CLASS  -  COMMON  STOCK               OUTSTANDING  JUNE  30,  1999
     ---------------------------             -------------------------------
         $3.33  1/3  PAR  VALUE                          5,329,064


GREEN  MOUNTAIN  POWER  CORPORATION
CONSOLIDATED  COMPARATIVE  BALANCE  SHEETS
                                                      (UNAUDITED)
                                                    JUNE 30  JUNE 30   DECEMBER 31
                                                   --------  --------  ------------
                                                     1999      1998        1998
                                                   --------  --------  ------------
                                                           (In thousands)
ASSETS
UTILITY PLANT
  Utility plant, at original cost                  $277,018  $269,649  $    276,853
  Less accumulated depreciation                      98,716    92,330        94,604
                                                   --------  --------  ------------
    Net utility plant                               178,302   177,319       182,249
  Property under capital lease                        7,696     8,342         7,696
  Construction work in progress                       8,956    11,469         5,611
                                                   --------  --------  ------------
      Total utility plant, net                      194,954   197,130       195,556
                                                   --------  --------  ------------
OTHER INVESTMENTS
  Associated companies, at equity                    15,016    15,321        15,048
  Other investments                                   5,895     5,382         5,630
                                                   --------  --------  ------------
      Total other investments                        20,911    20,703        20,678
                                                   --------  --------  ------------
CURRENT ASSETS
  Cash and cash equivalents                           7,293       208           439
  Accounts receivable, customers and others,
    less allowance for doubtful accounts
    of $424, $379 and $449                           16,747    14,277        18,977
  Accrued utility revenues                            5,773     5,459         6,611
  Fuel, materials and supplies, at average cost       2,822     3,501         3,139
  Prepayments                                         1,672    10,901         6,091
  Other                                                 261       264           443
                                                   --------  --------  ------------
      Total current assets                           34,568    34,610        35,700
                                                   --------  --------  ------------
DEFERRED CHARGES
  Demand side management programs                     8,518    11,734        10,590
  Purchased power costs                               2,841     9,437         5,708
  Other                                              19,019    12,656        14,278
                                                   --------  --------  ------------
      Total deferred charges                         30,378    33,827        30,576
                                                   --------  --------  ------------

NON-UTILITY
  Cash and cash equivalents                              18      1233           151
  Other current assets                                   63     8,893         3,409
  Property and equipment                                253     1,220         1,213
  Intangible assets                                       -        20         1,658
  Equity investment in energy related businesses          -    12,146        12,357
  Business segment held for disposal                 16,433         -             -
  Other assets                                        1,350     5,188         8,526
                                                   --------  --------  ------------
      Total non-utility assets                       18,117    28,700        27,314
                                                   --------  --------  ------------

TOTAL ASSETS                                       $298,928  $314,970  $    309,824
                                                   ========  ========  ============

The accompanying notes are an integral part of the consolidated financial statements.


GREEN  MOUNTAIN  POWER  CORPORATION
CONSOLIDATED  COMPARATIVE  BALANCE  SHEETS

                                                        (UNAUDITED)
                                                     JUNE 30    JUNE 30    DECEMBER 31
                                                    ---------  ---------  -------------
                                                      1999       1998         1998
                                                    ---------  ---------  -------------
                                                              (In thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common Stock Equity
    Common stock, $3.33 1/3 par value,
      authorized 10,000,000 shares (issued
      5,344,920, 5,233,582 and 5,313,296)           $ 17,892   $ 17,634   $     17,711
    Additional paid-in capital                        72,331     71,326         71,914
    Retained earnings                                 18,197     21,379         17,508
    Treasury stock, at cost (15,856 shares)             (378)      (378)          (378)
                                                    ---------  ---------  -------------
      Total common stock equity                      108,042    109,961        106,755
  Redeemable cumulative preferred stock               16,085     17,735         16,085
  Long-term debt, less current maturities             86,800     88,500         88,500
                                                    ---------  ---------  -------------
      Total capitalization                           210,927    216,196        211,340
                                                    ---------  ---------  -------------
CAPITAL LEASE OBLIGATION                               7,696      8,342          7,696
                                                    ---------  ---------  -------------
CURRENT LIABILITIES
  Current maturities of long-term debt                 1,700      4,700          1,700
  Short-term debt                                          -      3,516          7,000
  Accounts payable, trade and accrued liabilities      6,941      5,857          5,453
  Accounts payable to associated companies             6,994      6,313          7,143
  Dividends declared                                     320        355            362
  Customer deposits                                      226        537            336
  Taxes accrued                                            -          -            370
  Interest accrued                                     1,165      1,312          1,203
  Deferred revenues                                    3,124      2,436              -
  Other                                                2,287      3,300          5,258
                                                    ---------  ---------  -------------
      Total current liabilities                       22,757     28,326         28,825
                                                    ---------  ---------  -------------
DEFERRED CREDITS
  Accumulated deferred income taxes                   24,311     28,264         23,389
  Unamortized investment tax credits                   4,119      4,401          4,260
  Pine Street Barge Canal site cleanup                 8,700          -          5,000
  Other                                               20,349     22,023         22,240
                                                    ---------  ---------  -------------
      Total deferred credits                          57,479     54,688         54,889
                                                    ---------  ---------  -------------

NON-UTILITY
  Current liabilities                                      -        868            720
  Other liabilities                                       69      6,550          6,354
                                                    ---------  ---------  -------------
      Total non-utility liabilities                       69      7,418          7,074
                                                    ---------  ---------  -------------
TOTAL CAPITALIZATION AND LIABILITIES                $298,928   $314,970   $    309,824
                                                    =========  =========  =============

The accompanying notes are an integral part of the consolidated financial statements.


                                 GREEN  MOUNTAIN  POWER  CORPORATION
                             CONSOLIDATED COMPARATIVE INCOME STATEMENTS
                                            (UNAUDITED)
Part  1  -  Item  1
                                                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                            JUNE  30             JUNE  30
                                                                       ------------------  --------------------
                                                                         1999      1998      1999       1998
                                                                       --------  --------  ---------  ---------
                                                                       (In thousands, except amounts per share)
 PERATING REVENUES                                                     $59,535   $43,733   $118,553    $90,665
                                                                       --------  --------  ---------  ---------
OPERATING EXPENSES
  Power Supply
    Vermont Yankee Nuclear Power Corporation                             8,944     8,025     17,302     16,146
    Company-owned generation                                             1,926     1,194      2,950      4,029
    Purchases from others                                               33,834    16,599     62,725     39,500
  Other operating                                                        4,166     4,840      9,458      9,256
  Transmission                                                           2,149     2,407      4,459      4,668
  Maintenance                                                            1,893     1,262      3,464      2,464
  Depreciation and amortization                                          4,238     3,879      8,478      8,304
  Taxes other than income                                                1,684     1,810      3,499      3,766
  Income taxes                                                            (276)      906      1,335       (595)
                                                                       --------  --------  ---------  ---------
    Total operating expenses                                            58,558    40,922    113,670     87,538
                                                                       --------  --------  ---------  ---------
      OPERATING INCOME                                                     977     2,811      4,883      3,127
                                                                       --------  --------  ---------  ---------
OTHER INCOME
  Equity (loss) in earnings of affiliates and non-utility operations       563       617      1,899        801
  Allowance for equity funds used during construction                       30        45         49         98
  Other income (deductions), net                                           107        32        159       (887)
                                                                       --------  --------  ---------  ---------
    Total other income (deductions)                                        700       694      2,107         12
                                                                       --------  --------  ---------  ---------
      INCOME (LOSS) BEFORE INTEREST CHARGES                              1,677     3,505      6,990      3,139
                                                                       --------  --------  ---------  ---------
INTEREST CHARGES
  Long-term debt                                                         1,690     1,784      3,393      3,583
  Other                                                                    110       127        260        344
  Allowance for borrowed funds used during construction                    (16)      (32)       (30)      (106)
                                                                       --------  --------  ---------  ---------
    Total interest charges                                               1,784     1,879      3,623      3,821
                                                                       --------  --------  ---------  ---------
NET INCOME (LOSS) BEFORE PREFERRED DIVIDENDS
  AND DISCONTINUED SEGMENT                                                (107)    1,626      3,367       (682)
Dividends on preferred stock                                               305       340        610        681
                                                                       --------  --------  ---------  ---------
  NET INCOME FROM CONTINUING OPERATIONS                                   (412)    1,286      2,757     (1,363)
Net income(loss) from operations of
  discontinued segment, net of income taxes                                (81)     (355)      (603)    (1,112)
                                                                       --------  --------  ---------  ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                             ($493)  $   931   $  2,154    ($2,475)
                                                                       ========  ========  =========  =========

COMMON STOCK DATA
  Basic and diluted earnings (loss) per share
    from continuing operations                                          ($0.08)  $  0.25   $   0.51     ($0.27)
  Basic and diluted earnings (loss) per share                           ($0.10)  $  0.18   $   0.40     ($0.48)
  Cash dividends declared per share                                    $  0.14   $  0.28   $   0.28   $   0.55
  Weighted average shares outstanding                                    5,344     5,222      5,331      5,209

                        CONSOLIDATED  COMPARATIVE  STATEMENTS  OF  RETAINED  EARNINGS
                                                 (UNAUDITED)
Balance - beginning of period                                          $19,425   $21,884   $ 17,508   $ 26,717
Net Income (Loss)                                                         (188)    1,271      2,764     (1,794)
                                                                       --------  --------  ---------  ---------
                                                                        19,237    23,155     20,272     24,923
                                                                       --------  --------  ---------  ---------
Cash Dividends-redeemable cumulative preferred stock                       305       340        610        681
Cash Dividends-common stock                                                735     1,436      1,465      2,863
                                                                       --------  --------  ---------  ---------
                                                                         1,040     1,776      2,075      3,544
                                                                       --------  --------  ---------  ---------
Balance - end of period                                                $18,197   $21,379   $ 18,197   $ 21,379
                                                                       ========  ========  =========  =========

 The accompanying notes are an integral part of the consolidated financial statements.


                     GREEN  MOUNTAIN  POWER  CORPORATION
                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                 (UNAUDITED)

Part  1  -  Item  1                                             SIX  MONTHS  ENDED
                                                                JUNE 30    JUNE 30
                                                               ---------  ---------
                                                                 1999       1998
                                                               ---------  ---------
                                                             (In thousands)
OPERATING ACTIVITIES:
  Net Income (Loss)                                            $  2,764    ($1,794)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                               8,478      8,304
      Dividends from associated companies less equity income        (38)       538
      Allowance for funds used during construction                  (80)      (204)
      Amortization of purchased power costs                       3,795      2,571
      Deferred income taxes                                         922      4,890
      Deferred revenues                                           3,124      2,437
      Deferred purchased power costs                               (378)    (7,725)
      Amortization of investment tax credits                       (141)      (141)
      Environmental proceedings costs                            (1,117)      (891)
      Conservation expenditures                                    (744)      (649)
      Changes in:
        Accounts receivable                                       2,229      3,089
        Accrued utility revenues                                    838      1,047
        Fuel, materials and supplies                                317       (240)
        Prepayments and other current assets                      4,788     (4,501)
        Accounts payable                                          1,340     (2,319)
        Taxes accrued                                              (370)    (5,024)
        Interest accrued                                            (38)         1
        Other current liabilities                                (3,051)     1,611
      Other                                                        (691)       898
                                                               ---------  ---------
    Net cash provided by continuing operations                   21,947      1,898
    Net cash provided (used) by discontinued segment                362       (777)
                                                               ---------  ---------
    Net cash provided by operating activities                    22,309      1,121

INVESTING ACTIVITIES:
  Construction expenditures                                      (5,313)    (6,541)
  Investment in nonutility property                                 (97)       495
  Proceeds from sale of propane subsidiary                            -     11,500
                                                               ---------  ---------
    Net cash provided by (used in) investing activities          (5,410)     5,454
                                                               ---------  ---------

FINANCING ACTIVITIES:
  Issuance of common stock                                          598        921
  Short-term debt, net                                           (7,000)       900
  Cash dividends                                                 (2,076)    (3,543)
  Reduction in long-term debt                                    (1,700)    (3,683)
                                                               ---------  ---------

    Net cash provided by (used in) financing activities         (10,178)    (5,405)
                                                               ---------  ---------

  Net increase in cash and cash equivalents                       6,721      1,170

  Cash and cash equivalents at beginning of period                  590        271
                                                               ---------  ---------

  Cash and cash equivalents at end of period                   $  7,311   $  1,441
                                                               =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid year-to-date for:
    Interest (net of amounts capitalized)                      $  3,692   $  3,796
    Income taxes                                                    997        938

The accompanying notes are an integral part of the consolidated financial statements.

                        GREEN MOUNTAIN POWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                PART I -- ITEM 1

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

     The Consolidated Financial Statements are unaudited and, in our opinion, reflect the adjustments necessary to a fair statement of the results of the interim periods. All such adjustments, except for the deferral of early retirement and separation costs, environmental costs related to Pine Street, and arbitration costs related to Hydro-Quebec, each of which is discussed separately in this form 10-Q, are of a normal, recurring nature.

The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. We charge our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These are called "seasonally differentiated rates". In order to eliminate the impact of the seasonally differentiated rates, we defer some of the revenues from those four months and account for them in later periods in which we have lower revenues or higher costs. By deferring certain revenues we are able to better match our revenues to our costs. On June 30, 1999, there was a deferred credit balance of $3.1 million compared to $2.4 million for the same period in 1998, consistent with the temporary retail rate increase of 5.5 percent effective with service rendered December 15, 1998 and the 3.61 percent rate increase granted by the VPSB in its order dated February 27, 1998.

     In our pending rate case, we asked the VPSB to approve a new rate design that would eliminate the seasonal rate differential, since our analysis indicates that our customers' electricity usage is leveling out over the course of a year. Action on this matter is suspended as a result of the temporary stay of the 1998 rate case.

FINANCIAL  SUMMARY  OF  UNREGULATED  OPERATIONS

     We have five unregulated, wholly-owned subsidiaries: Mountain Energy, Inc. ("MEI"), Green Mountain Propane Gas Limited ("GMPG"), GMP Real Estate Corporation, Lease-Elec, Inc. and Green Mountain Resources, Inc. ("GMRI"). As of June 30, 1999 we decided to sell the assets of MEI, and report its results as net income(loss) from operations of a discontinued segment. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries(excluding MEI) and the rental water heater program are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements. A financial summary for these businesses follows:

                   Three months    Six months
                       ended          ended
                     June  30       June  30
In thousands       1999   1998   1999     1998
                  -----  -----  ------  -------
Revenue           $ 268  $ 107  $ 545   $2,298
Expense             247     13   (309)   2,480
                  -----  -----  ------  -------
Net Income(Loss)  $  21  $  94  $ 854   $ (182)
                  =====  =====  ======  =======

2.     INVESTMENT  IN  ASSOCIATED  COMPANIES

     We recognize net income in our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).

VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION
Percent  ownership:  17.9%

                        Three months       Six months
                           ended              ended
                          June  30           June  30
                        1999     1998     1999      1998
                       -------  -------  -------  --------
Gross Revenue          $46,376  $57,913  $90,153  $109,083
Net Income Applicable    1,638    1,806    3,294     3,508
      to Common Stock
Equity in Net Income       299      315      593       613

VERMONT ELECTRIC  POWER  COMPANY, INC.
Percent  Ownership:   29.5%  common
                      30.0%  preferred

                        Three months     Six months
                           ended            ended
                         June  30         June  30
                       1999    1998    1999     1998
                      ------  ------  -------  -------
Gross Revenue         $7,271  $8,861  $14,205  $20,681
Net Income               329     298      621      584
Equity in Net Income     122      96      208      163

3.     ENVIRONMENTAL  MATTERS

     The electric industry typically uses or generates a range of potentially hazardous products in its operations. We must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. We believe that we are in substantial compliance with these requirements, and that there are no outstanding material complaints about the Company's compliance with present environmental protection regulations, except for developments related to the Pine Street Barge Canal site.

PINE  STREET  BARGE  CANAL  SITE

     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We have been notified by the Environmental Protection Agency ("EPA") that we are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal site in Burlington, Vermont, where coal tar and other industrial materials were deposited. We remain a PRP for other past, ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $47 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and its cost. In 1994, the EPA established a coordinating council, with representatives of the PRPs, environmental and community groups, the City of Burlington and the State of Vermont, presided over by a neutral facilitator.

     In June 1998, the Coordinating Council reached a consensus agreement on a recommended plan for remediation of the Pine Street Barge Canal site. As part of the Council's process of reaching a consensus recommendation, the Company and certain other parties conditionally agreed to fund environmentally beneficial projects in the greater Burlington area, the cost of which may reach $3.0 million. In June 1998, the EPA formally proposed the Council's recommended plan and received public comments.

     On September 29, 1998, the EPA issued its final Record of Decision, announcing selection of the proposed remedy. The proposed remedy includes:

* Construction of an underwater cover over canal sediments that present the highest risk to the environment;
* Placement of a soil cap over certain contaminated wetland areas and restoration of those areas;
*     Improvements  that  will  better distribute storm water entering the site;
      and
* Monitoring of the site to ensure that the cap is effective over the long term and that harmful contamination does not migrate offsite.


     As of June 30, 1999, our total expenditures related to the Pine Street Barge Canal site since 1982 were approximately $17.2 million, including $815,000 to begin funding the environmentally beneficial projects agreed upon. This includes those amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with our opposition to the EPA's earlier proposals for the site, as well as litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up (remediation costs) and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to the EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.

      The EPA has made claims against the Company for additional past response costs associated with the Pine Street Barge Canal site in an amount exceeding $11 million. The EPA also has advised us that we may be responsible for implementation of further response activities at the site. In early 1998, the

United States and the State of Vermont asked us to begin "fast-track" negotiation of tentative terms of settlement of all cost reimbursement and natural resource damages claims of the United States and the State. Those negotiations began immediately, involved other PRPs as well, and included discussion of our potential contribution claims against the United States. In May 1998, a confidential tentative agreement was reached on issues under discussion.

     We expect to complete soon negotiation of a final settlement with the United States, the State, and other parties over terms of a Consent Decree that will cover claims addressed in the earlier negotiations and implementation of the selected remedy. The Consent Decree must be submitted to a federal court for approval and adoption as its order. We have entered into various confidential settlement agreements with other PRPs that provide for sharing of past response costs, future cleanup costs and related future federal and state monetary claims.

     We estimate that we have recovered or secured, or will recover, through past settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We have estimated that our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, to resolve monetary claims of the EPA and the State and to remediate the site, are likely to be in the range of $8.7 to $12.5 million. In 1998, we recorded a liability of $5 million to recognize the low end of our previous estimated range of costs. In the second quarter of 1999, we recorded the additional liability of $3.7 million that reflects increased estimates of site monitoring costs to be incurred over the next 33 years. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset since we believe it is probable that we will receive future revenues to recover these costs.

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

     The VPSB, in its Order dated February 27, 1998, denied us the right to charge customers $5.48 million of the costs for power purchased under our contract with Hydro-Quebec. The VPSB denied recovery of these costs for the following reasons:
* The VPSB claimed that we had acted imprudently by committing to the power contract with Hydro-Quebec in August 1991 (the imprudence disallowance), and
* To the extent that the costs of power to be purchased from Hydro-Quebec are now higher than current estimates of market prices for power during the contract term, after accounting for the imprudence disallowance, the contract power is not "used and useful".

     As a result of the rate order, we recorded in the first quarter of 1998 the losses resulting from the disallowed recovery of a portion of the 1998 Hydro-Que bec power supply contract costs. The amount charged to first quarter income of $4.6 million (pre-tax) was less than the full disallowance because we expected that new rates would become effective in January 1999 as the result of our May 8, 1998 rate filing. The agreement to suspend our 1998 rate case, as described below, delayed the date of a final decision on the 1998 rate case to December 15, 1999. Accordingly, we recognized an additional loss of $5.25 million in the last quarter of 1998 representing the effect of the continued disallowance of $5.48 million of annual Hydro-Quebec power costs through December 15, 1999.

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

     If the VPSB does not modify in future regulatory proceedings its ruling that the costs of power purchased from Hydro-Quebec are above estimated market rates and are not used and useful and, therefore, a portion of such costs is not recoverable, we would likely conclude that the VPSB has changed its approach to setting rates from cost-based rate making to another form of regulation. We would then be required to discontinue application of Statement of Financial Accounting Standards("SFAS") No. 71("SFAS 71"), Accounting for the Effects of Certain Types of Regulation, and eliminate all regulatory assets and liabilities that arose from prior actions of the VPSB. The write-off of these regulatory assets and liabilities, net of any tax effects, would be charged to income as an extraordinary item for the financial reporting period in which the discontinuation of SFAS 71 occurs.

     Based on the June 30, 1999 balance sheet, if we were required to discontinue the application of SFAS 71, we would be required to record as an extraordinary item an after-tax charge to earnings of approximately $25.2 million attributable to net regulatory assets.

     In June 1998, we appealed the VPSB's February 27, 1998 Order and its June 8, 1998 Reconsideration Order to the Vermont Supreme Court. The briefing of the case by all parties was completed in January 1999. Oral argument before the Vermont Supreme Court was held on March 16, 1999.

     We believe that the decisions in the VPSB's Order and Reconsideration Order are factually inaccurate and legally incorrect. Specifically, we are appealing the VPSB's determination that we were imprudent in committing to the Hydro-Que bec contract in August 1991, and its ruling that because the contract power is priced over-market under current forecasts of market prices, it is therefore considered "not used and useful". The Company asserts, among other arguments, that the VPSB's orders deprive the Company's shareholders of their property in an unconstitutional manner. The VPSB's decisions, if not changed, could have a significant negative impact on our reported financial condition, and could impact our credit ratings, dividend policy and financial viability.

5.      1998  RETAIL  RATE  CASE

     On May 8, 1998, we filed a request with the VPSB to increase our retail rates by 12.93 percent. We requested the retail rate increase because of the following:
*  The  higher  cost  of  power;
*  The  cost  of  the  January  1998  ice  storm;  and
*  Investments  in  new  plant  and  equipment.

     On November 18, 1998, by Memorandum of Understanding ("MOU"), the Company, the Department and IBM, our largest customer and an intervenor in the case, agreed to stay, effective November 16, 1998, rate proceedings in the 1998 rate case until or after September 1, 1999, or such earlier date as the parties may later agree to or the VPSB may order. The MOU provides for a 5.5 percent temporary retail rate increase, to produce $8.92 million in annualized additional revenue, effective with service rendered December 15, 1998. An additional surcharge will be permitted, without further VPSB order, in order to produce additional revenues necessary to provide the Company with the capacity to finance estimated 1999 Pine Street Barge Canal site expenditures of $5.84 million. The MOU was approved by the VPSB on December 11, 1998.
     On August 12, 1999, by amendment to the MOU, the Company, the Department of Public Service and IBM requested that the VPSB extend the stay of the 1998 rate case through December 15, 1999. If the VPSB approves the extension, a final rate order would be issued by March 31, 2000, and the Company would record a $1.6 million loss resulting from the continued disallowance of Hydro-Quebec power supply costs occurring during the extension period.

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

6.  SEGMENTS  AND  RELATED  INFORMATION

     In 1998, the Company adopted SFAS NO. 131, Disclosures About Segments of an Enterprise and Related Information.
     The Company has two reportable segments, the electric utility and Mountain Energy, Inc. ("MEI"). The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly-owned unregulated subsidiaries (GMPG, GMRI, GMP Real Estate, Lease-Elec, Inc., and the rental water heater program) as a separate line item in the Other Income Section in the Consolidated Statement of Income.
     MEI is an unregulated business that invests in energy generation, energy efficiency and wastewater treatment projects. As of June 30, 1999, we classified our investment in MEI as "Business Segment held for sale", reflecting the Company's intent to sell some or all of MEI's assets within the next twelve months. Results of operations for MEI are reported under "Net income(loss) from operations of discontinued segment, net of applicable income taxes". Segment information for the three and six months ended June 30, 1999 includes the following:

In  thousands  except  per  share  data

                       Three months ended    Six months ended
                            June  30            June  30
                         1999      1998      1999       1998
                       --------  --------  ---------  --------
Electric utility
 Revenues-external       $59,535   $43,733   $118,553   $90,665
 Income(loss)               (412)    1,286      2,757    (1,363)
MEI segment
 Revenues                  1,583       240      2,360     2,646
 Loss                        (81)     (355)      (603)   (1,112)
 Income tax benefit           36       371        356       794
 Income(loss) per share   $(0.02)   $(0.07)    $(0.11)   $(0.21)

There has been no income or loss recognized since the classification of MEI as discontinued operations.

7.  SFAS  133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

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

                        GREEN MOUNTAIN POWER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999


                                PART I -- ITEM 2

     In this section, we explain the general financial condition and the results of operations for Green Mountain Power Corporation (the Company) and its subsidiaries. This includes:
*    Factors  that  affect  our  business;
* Our earnings and costs in the periods presented and why they changed between periods;
*    The  source  of  our  earnings;
* Our expenditures for capital projects year-to-date and what we expect they will be in the future;
*    Where  we  expect  to  get  cash  for  future  capital  expenditures;  and
*    How  all  of  the  above  affects  our  overall  financial condition.

     As you read this section it may be helpful to refer to the consolidated financial statements and notes in Part I-Item 1.

     There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes," "expects," "plans," or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" and "Year 2000 Computer Compliance" in this section:
*    Regulatory  decisions  or  legislation;
*    Weather;
*    Energy  supply  and  demand  and  pricing;
*    Availability,  terms,  and  use  of  capital;
*    General  economic  and  business  risk;
*    Nuclear  and  environmental  issues;
*    Changes  in  technology;  and
*    Industry  restructuring  and  cost  recovery  (including stranded  costs).

     These forward-looking statements represent only our estimates and assumptions as of the date of this report.

RESULTS  OF  OPERATIONS

                           EARNINGS SUMMARY- OVERVIEW

     In this section, we discuss our earnings and the principal factors affecting them. We separately discuss earnings for the utility business and for our unregulated businesses.


                           Three months ended   Six months ended
                                 June 30            June 30
                             1999      1998      1999     1998
                            -------  --------  --------  -------
Utility business            ($0.08)  $  0.22   $  0.35   ($0.23)
Unregulated businesses           -   $  0.03   $  0.16   ($0.04)
                            -------  --------  --------  -------
Earnings(loss) from         ($0.08)  $  0.25   $  0.51   ($0.27)
Continuing operations
Discontinued segment        ($0.02)   ($0.07)   ($0.11)  ($0.21)
                            -------  --------  --------  -------
Basic and diluted earnings
(loss) per share            ($0.10)  $  0.18   $  0.40   ($0.48)
                            =======  ========  ========  =======

                                UTILITY BUSINESS

     The Company recorded a loss from utility operations of $0.09 in the quarter ended June 30, 1999, compared to earnings of $0.22 in the second quarter of 1998. Higher costs of purchased power that followed the deregulation of energy markets in New England during the second quarter of 1999, and the increase in capacity costs under our power supply contract with Hydro Quebec adversely impacted results. The higher power supply costs were offset in part by higher retail revenues due to a 5.5 percent temporary retail rate increase granted by the VPSB in December 1998.

Earnings from utility operations for the six months ended June 30, 1999 were $0.35 per common share, compared to a loss of $0.23 in the first half of 1998. The 1998 loss reflected a charge of $0.65 per share for an accrual of $4.6 million (pretax) in losses related to our long-term Hydro-Quebec power supply contract and a $900,000 (pretax) write-off of our investment in the Searsburg wind facility under orders issued by the VPSB.

                             UNREGULATED BUSINESSES

     Earnings from our unregulated businesses included in results from continuing operations in the second quarter of 1999 were less than the same period of 1998 due to a gain recognized on the sale of GMPG assets in 1998, and lower lease revenues in the second quarter of 1999 as a result of the sale of one of our facilities during the first quarter of 1999.

          Earnings from unregulated businesses included in results from continuing operations for the six months ended June 30, 1999 were greater than the same period in 1998 due to:
 * The sale in March 1998 of the assets of GMPG, which lost $127,000 in the first half of 1998.
 * GMRI had losses of $290,000 in 1998 compared to six month earnings of $595,000 in 1999, reflecting the absence of pilot operations that ended in 1998 and a $600,000 (after tax) gain on the 1999 sale of our remaining interest in Green Mountain Energy Resources, LLC.

                 DISCONTINUED  SEGMENT  OPERATIONS

     MEI, a wholly owned subsidiary that invests in energy generation, energy and wastewater efficiency projects is the business segment being discontinued. Its results are reported separately after net income(loss) from continuing operations. MEI's loss for the three months ended June 30, 1999 was $274,000 less than the same period a year ago. MEI also reported a loss of $603,000 in the first half of 1999 compared to a loss of $1,111,000 for the same period in 1998. The improvement in both the three and six month periods ended June 30, 1999 as compared to the same periods in 1998 reflects primarily a reduction of losses from its subsidiary Micronair, LLC. Micronair owns patent rights in 35 states to a wastewater treatment process that addresses sludge disposal problems.

                        OPERATING REVENUES AND MWH SALES

     Our revenues from operations, megawatthour (MWh) sales and average number of customers for the three and six months ended June 30, 1999 and 1998 are summarized below:

                          Three months ended      Six months ended
(dollars in thousands)         June  30             June  30
Operating revenues          1999      1998       1999        1998
                          --------  --------  ----------  ----------
    Retail                $ 41,689  $ 39,314  $   88,460  $   81,166
    Sales for Resale        17,154     3,771      28,750       8,149
    Other                      692       648       1,343       1,350
                          --------  --------  ----------  ----------
Total Operating Revenues  $ 59,535  $ 43,733  $  118,553  $   90,665
                          ========  ========  ==========  ==========

MWH sales-Retail           438,852   435,228     925,325     910,930

MWH sales for Resale       556,632   115,693     984,424     224,879
                          --------  --------  ----------  ----------

Total MWH Sales            995,484   550,921   1,909,749   1,135,809
                          ========  ========  ==========  ==========


                          Three months ended  Six months ended
                                June  30       June  30
Average Number of Customers   1999    1998    1999    1998
                             ------  ------  ------  ------

Residential                  71,144  71,221  71,329  71,178

Commercial and Industrial    12,395  12,170  12,371  12,141

Other                            65      69      67      70
                             ------  ------  ------  ------

Total Number of Customers    83,604  83,460  83,767  83,389
                             ======  ======  ======  ======

REVENUES

     Revenues from operations in the second quarter of 1999 increased 36.1 percent compared to the same period in 1998. Our operating revenue results from the retail and wholesale sales of electricity.

     Our retail revenues in the second quarter of 1999 were $2.4 million or 6.0 percent higher than for the same period in 1998 due primarily to the 5.5 percent temporary retail rate increase that became effective in December 1998.

     We sell wholesale electricity to others for resale. Our revenue from wholesale sales of electricity increased $13.4 million in the second quarter of 1999 compared to the same period in 1998. The 355 percent increase was primarily due to a new power purchase and supply agreement between the Company and Morgan Stanley Capital Group, Inc.("MS"), entered into in February 1999. Under the agreement, we sell power to MS at predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements.

     Revenues from the retail and wholesale sales of electricity increased 30.8 percent for the six months ended June 30, 1999 compared to the same period in 1998.

Year to date retail revenues increased 9.0 percent or $7.3 million over the same period in 1998, due primarily to the 5.5 percent temporary retail rate increase discussed above and a 3.61 percent rate increase granted by the VPSB in its Order dated February 27, 1998. Wholesale revenues for the first half of 1999 increased approximately $20.6 million over the same period of 1998 primarily due to the new power purchase and supply agreement with MS.

OPERATING  EXPENSES

POWER  SUPPLY  EXPENSES  -  THREE  MONTHS  ENDED  JUNE  30,  1999

     Our power supply expenses increased 73.2 percent or $18.9 million in the second quarter of 1999 over the same period in 1998.

     As a result of a 1998 scheduled outage at Vermont Yankee ("VY"), a nuclear plant in which we have a 17.9 percent equity interest, we purchased more energy in 1999 from VY, causing power supply expense to increase by 11.4 percent in the second quarter of 1999 over the same period in 1998. Costs associated with scheduled outages at VY are amortized over an 18-month refueling cycle.

     Company-owned generation expenses increased 61.4 percent in the second quarter of 1999 compared with the same period in 1998 primarily due to the unavailability of several nuclear generation facilities in New England and higher demand caused by warmer than normal June temperatures that necessitated the use of our high-cost generating facilities.

     The cost of power that we purchased from other companies increased 103.8 percent or $17.2 million in the second quarter of 1999 over the same period in 1998. This was primarily due to the following:
* A $14.7 million increase in power purchased, reflecting the MS power purchase and sale contract discussed above, whereby we buy power from MS that is sufficient to serve pre-established load requirements at a predefined price;
* An increase in the capacity costs in 1999 associated with our long-term Hydro-Quebec power supply contract; and
* An increase in the costs of short-term power following the deregulation of energy markets in New England.

     An Independent System Operator ("ISO") replaced the New England Power Pool effective May 1, 1999. The ISO works as a clearinghouse for purchasers and sellers of electricity in the new deregulated markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold.

     We must purchase electricity to meet customer demand during periods of high usage and to replace energy repurchased by Hydro Quebec under an arrangement negotiated in 1997. Our costs to serve demand during periods of warmer than normal temperatures in the month of June 1999, and to replace such energy repurchases by Hydro Quebec rose substantially after the ISO replaced Nepool as the governing power supply during the second quarter of 1999. During the second quarter of 1999, costs per MWH were as high as $1,000, contrasted with historical costs of approximately $100 per MWH during peak periods of demand. The Company has mitigated some future price risk by purchasing future supplies on a contractual basis with third parties. The cost of securing future power supplies has also risen substantially in tandem with higher summer supply costs. The Company cannot predict the duration or the extent to which future prices will continue to trade above historical levels of cost. If the new markets continue to experience the volatility evident in the second quarter of 1999, our earnings and cash flow could be adversely impacted by a material amount.

POWER  SUPPLY  EXPENSES  -  SIX  MONTHS  ENDED  JUNE  30,  1999

     For  the  six  months  ended June 30, 1999, power supply expenses increased
39.1  percent  or  $23.3  million  over  the  same  period  in  1998.

      As a result of a 1998 scheduled outage at VY, a nuclear plant in which we have a 17.9 percent equity interest, we purchased more energy in 1999 from VY causing power supply expense for the plant to increase by 7.1 percent over the same period in 1998. Higher amortization of the costs deferred during the 1998 scheduled outage also caused 1999 VY expenses to increase during 1999. Costs associated with scheduled outages at VY are amortized over an 18-month refueling cycle.

     Company-owned generation expenses decreased 26.8 percent or $1.1 million for the first six months of 1999 compared to the same period in 1998 primarily due to the ice storm in 1998, which necessitated use of high-cost generating facilities to replace power that was unavailable from Hydro-Quebec. This decrease more than offset the increase occurring in the second quarter of 1999 due to the unavailability of nuclear generation plants.

     The cost of power that we purchased from other companies during the first six months of 1999 increased 58.8 percent or $23.2 million over the same period in 1998. This was primarily due to the following:

* A $23.3 million increase in power purchased, reflecting the MS power purchase and sale contract discussed above, whereby we buy power from MS that is sufficient to serve pre-established load requirements at a predefined price;
* An increase in the capacity costs in 1999 associated with our long-term Hydro-Quebec power supply contract;
* An increase in the costs of power following the deregulation of energy markets in New England, described above; and
* The incremental cost to replace less expensive power we had purchased from Merrimack Unit #2 under a contract that expired in April 1998.

     These  increases  were  partially  offset  by:

* The absence in the first quarter of 1999 of a $4.6 million loss accrued in the first quarter of 1998 related to our long-term Hydro-Quebec power contract as a result of the VPSB order in our 1997 rate case; and
* A $1.4 million reversal in the first quarter of 1999 of a $5.25 million loss accrued in the fourth quarter of 1998 resulting from the continued disallowance of Hydro-Quebec power costs during 1999.

OTHER  OPERATING  EXPENSES
      Other operating expenses decreased 13.93 percent or $674,000 in the second quarter of 1999 compared to the same period in 1998 primarily due to the elimination of $1.2 million in deferred credits relating to the lease and sale of our former corporate headquarters. As part of our efforts to reduce operating costs, we negotiated the purchase of our operating lease for our corporate headquarters and sold the facility on April 29, 1999. Other operating expense increased $202,000 for the first six months of 1999. The 2.2 percent increase over the same 1998 fiscal period reflects costs associated with the Company's reorganization, partially offset by the reduction in expense caused by the elimination of the $1.2 million in deferred credits.
     We deferred $550,000 in arbitration costs related to our pursuit of claims against Hydro-Quebec arising from its suspension of deliveries during and after the 1998 ice storm. The Company has received an accounting order from the VPSB providing for the deferral of these charges, subject to final determination in a future rate proceeding. We believe it is probable that the arbitration costs will ultimately be recovered in rates.

TRANSMISSION  EXPENSES
     Transmission expenses decreased 10.7% for the three months ended June 30, 1999 as compared to the same period in 1998. The decrease is primarily due to classification differences between transmission and power supply costs arising in conjunction with the deregulation of energy markets in New England. For the six months ended June 30, 1999, transmission expenses decreased 4.5% for the same reason.

MAINTENANCE  EXPENSES
     Our maintenance expenses increased 50.0 percent or $631,000 in the second quarter of 1999 compared to the same period in 1998 due to the amortization of tree trimming and storm costs incurred during prior periods. For the six months ended June 30, 1999, maintenance expenses increased 40.6 percent or $1.0 million compared to the same period in 1998 for the same reason. The increase reflects the provisions of the MOU under which our 1998 retail rate case was suspended in November, 1998, including a seven year amortization of costs incurred during a severe ice storm that swept through the northeast in January 1998, an increase of $1 million in rights of way maintenance and pole treatment programs and increased amortization of previuosly deferred tree trimming and storm costs.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses increased 9.3 percent or $359,000 in the second quarter of 1999 as compared to the same period in 1998 primarily due to an increase in the amortization of expenditures related to our investments in technology and the amortization of pension and separation costs deferred during 1998. For the first six months of 1999, depreciation and amortization expense increased $174,000 or 2.1 percent from the first half of 1998 to $8.5 million. These amounts reflect the suspension of amortization charges related to the Pine Street Barge Canal site as discussed under Part I, Item 1,"Environmental matters".

TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes decreased 6.9 percent or $125,000 in the second quarter of 1999 over the same period in 1998. A decrease in municipal property taxes resulted from reappraisals in some municipalities. Other taxes decreased $267,000 or 7.1 percent in the six month period ended June 30, 1999 compared to 1998 for the same reason.

INCOME  TAXES
     Income taxes decreased $1.2 million in the second quarter of 1999 compared to the same period in 1998 due to a decrease in pretax book income. Income taxes increased from a $595,000 benefit to an expense of $1,335,000 for the six months ended June 30, 1999 over 1998, respectively, due to an increase in pretax book income.

OTHER  INCOME
     Other income for the three months ended June 30, 1999 increased approximately $280,000 or 82.4 percent over the same 1998 period due primarily to increases in earnings from subsidiaries as discussed under Part I, Item 2, "Unregulated Businesses". These same reasons are reflected in the $2.6 million increase in other income for the six months ended June 30, 1999 compared to the first half of 1998.

INTEREST  CHARGES
     Interest charges decreased 5.1 percent or $95,000 in the second quarter of 1999 over the same period in 1998 primarily due to a reduction in long-term and short-term debt outstanding.
Interest charges decreased $198,000 or 5.2 percent in the first half of 1999 compared to the first half of 1998 for the same reason.


                         LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended June 30, 1999, we spent $6.9 million principally for expansion and improvements of our transmission and distribution plant, for programs to help our customers conserve electricity (conservation), for expenditures related to the Pine Street Barge Canal site, and for computer information systems. We expect to spend an additional $14.4 million during the remainder of 1999.

     On June 23, 1999, we renewed a revolving credit agreement with Fleet National Bank and State Street Bank and Trust Company. The commitment of $15 million represents a reduction from the previous commitment of $45 million. The agreement is for a period of 364 days and will expire on June 21, 2000. We believe the amounts available under the new agreement will be sufficient to meet our forecasted borrowing requirements during the 364 day period. We had no borrowings outstanding on June 30, 1999.

     There are a number of future events that, singularly or in combination, could lead the banks to refuse to allow further borrowings under the existing credit agreement, to seek to enter into a new credit agreement with the Company that has terms that are less advantageous to the Company, and/or to immediately call in all outstanding loans. Some of those events are:
* the VPSB issues an order in 1999 in our currently suspended 1998 rate case that triggers a "material adverse change" for the Company; or
* Hydro-Qu bec is unwilling to make new arrangements regarding the cost of our long-term contract with it.

     The  credit  ratings  of  the  Company's  securities  are:

                      Duff  &  Phelps   Moody's   Standard  &  Poor's
                      ---------------   -------   -------------------
First  mortgage  bonds        BBB         Baa3         BBB
Unsecured medium term debt    BBB-        Baa3         BBB-
Preferred  stock              BB+         ba1          BB+


     Duff & Phelps' and Standard & Poor's credit ratings for the Company remain on Rating Watch-Down and Credit Watch Negative, respectively, due to the high level of regulatory and public policy uncertainty in Vermont and certain positions argued by the Department in our rate cases. Moody's has also placed all of our ratings on review for possible further downgrade.

                          COMPETITION AND RESTRUCTURING

     The electric utility business is experiencing rapid and substantial changes. These changes are the result of the following trends:

*     Surplus  generating  capacity;
*     Disparity  in  electric  rates among and within various regions     of the
      country;
*     Improvements  in  generation  efficiency;
*     Alternative  energy  sources;
*     Increasing  demand  for  customer  choice;  and
*     New  regulations  and legislation intended to foster     competition, also
      known  as  "restructuring".

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

     In the past several years, we purchased and installed new customer service and financial management systems. These systems have greatly reduced our exposure to date-related problems. We have also replaced equipment that would have been affected by the date change.

     Management has established a project team to address Year 2000 issues. The team has focused on three elements that are integral to the project: business continuity; project management; and risk management. Business continuity involves the continuation of reliable electric supply and service in a safe and cost-effective manner. Project management involves defining and meeting the project scope schedule and budget. Risk management involves customer management, contingency planning and legal issues. In addition to these internal efforts, we have been working with various industry groups to coordinate electric utility industry Year 2000 efforts.

     The approach to identifying and addressing non-compliant software applications and embedded systems consists of the following stages: inventory and awareness; assessment; renovation; testing; and implementation. The first stage is to inventory all applications and systems. The assessment stage involves determining whether software applications and embedded systems are Year 2000 compliant and prioritizing remediation needs based on risk management. The renovation stage involves remediating or upgrading applications and systems to make them Year 2000 ready. The testing stage determines whether the renovated applications and systems are Year 2000 ready. The implementation stage occurs when the tested applications and systems are deployed.
     The following table summarizes the status at June 30, 1999 of our progress toward achieving Year 2000 readiness. The figures set forth in the table represent the estimated extent to which each phase of the Year 2000 project for software applications and embedded systems have been completed.

                      Software          Embedded
                      Applications      Systems
                     ------------      -------
    Inventory            100%            100%
    Assessment            90%            100%
    Renovation            90%            100%
    Testing               80%            100%
    Implementation        80%            100%

     We have also developed contingency plans for major outages and have adapted these to the special problems posed by the date change to the next century. If an unexpected outage does occur we can operate equipment manually and will have personnel at important locations on New Years Eve 1999 and into 2000.

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

     Our current schedule is subject to change, depending on developments that may arise through unforeseen business circumstances, and through remediation and testing phases of our compliance effort. Our ability to deliver electricity to our customers could also be impacted if one of our major power suppliers or vendors of telecommunication service experienced a date-related system failure. An interruption in power supplied by other delivery systems, such as the ISO for New England, could also cause power delivery problems for us. We are participating in the efforts of the ISO's New England Joint Oversight Committee to ensure that the systems and delivery of electricity in New England are in compliance. We have asked these companies to send written reports on their status in eliminating Year 2000 issues that could negatively affect their ability to serve us. All other major vendors or businesses that we depend on for services or supplies have also been asked to report on their status.

     The total cost of upgrading software that would not otherwise be replaced in accordance with our business plans is approximately $376,000. Approximately $165,000 has been expended as of June 30, 1999, for external labor, hardware and software costs, and for the costs of employees who are dedicated to the Year 2000 project. The foregoing amounts do not include the cost of new software applications installed as a result of strategic replacement projects described earlier. Such replacement projects have not been accelerated because of Year 2000 issues.

     The cost of the project and the dates on which we plan to complete our Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third parties' Year 2000 readiness and other factors. Further, we expect to incur additional costs after 1999 to remediate and replace less critical software applications and embedded systems.

     We have also developed contingency plans to address the most reasonably likely worst case scenarios that could occur in the event that various Year 2000 issues are not resolved in a timely manner. Contingency planning is an ongoing process and will continue through the fourth quarter of 1999.

     The phases of our contingency planning process included business impact analysis, contingency planning and testing. Business impact analysis requires business unit personnel to evaluate the impact of mission-critical systems failure on our core business operations, focusing on specific failure scenarios and how they can be mitigated. The necessary conditions for enacting the plans are documented along with the appropriate personnel responsible in each of the business units should a Year 2000 failure occur. Additionally we have participated in system readiness drills to simulate major outages and restart capability and will continue to participate in scheduled drills in 1999.

     We believe that we have adequately tested our Year 2000 readiness for our critical systems. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are described above. We are not able to predict all the factors that could cause actual results to differ materially from our current expectations as to our Year 2000 readiness. However, if we, or third parties with whom we have significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on our results of operations, financial position and cash flows.

                              WORKFORCE REDUCTIONS

     Through GMPworks, our internal efficiency effort, we are examining critically all work done at the Company. Through the second quarter of 1999, approximately 80 employees out of a population of 290 have elected to leave through early retirement or separation programs. During the second quarter, we recorded a liability of $6.0 million representing our estimate of pension and separation costs related to the programs. We also recorded a regulatory asset of $6.0 million consistent with past rate treatment, and believe that it is probable that we will receive future revenues to recover these costs.

                         POSSIBLE SALE OF VERMONT YANKEE

     Vermont Yankee,a nuclear plant in which the Company has a 17.9 percent equity interest, has received two proposals for the purchase of the power station and related assets, one from Amergen Energy Company(Amergen) and one from Entergy Nuclear, Inc.(Entergy). Amergen is a joint venture of PECO Energy of Philadelphia and British Energy of Edinburgh, Scotland, companies that together operate other nuclear power facilities in the United States and Great Britain. Entergy owns and operates several nuclear power plants in the southern United States and recently completed the purchase of the Pilgrim Nuclear Station in Massachusetts. Discussions between Vermont Yankee, Amergen, and Entergy are ongoing. Each of the parties has expressed a desire to close a sale by the end of the year 2000. Regulatory approval by the Nuclear Regulatory Commission, the VPSB, and other government bodies would be required before any transaction could be completed.

                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                  JUNE 30, 1999
                                  -------------
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  1.  Legal  Proceedings

See  Notes  3,  4  and  5  of  Notes  to  Consolidated  Financial    Statements

ITEM  2.  Changes  in  Securities

          NONE

ITEM  3.  Defaults  Upon  Senior  Securities

          NONE

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     At the Annual Shareholders Meeting held May 20, 1999, Shareholders elected the nominees listed below as Directors of this company. The voting results are set forth below. There were no other items brought before the meeting.

     ELECTION  OF  DIRECTORS
     -----------------------

     Shareholders  elected  the  nominees  for  Director  as  follows:

                                                                                               BROKER
                                           TOTAL VOTES               TOTAL VOTES              NON-VOTES
NOMINEE                                       FOR                      AGAINST                ABSENTIONS
                                   ---------------------------  ----------------------  ---------------------
                                   Class I (term expires 2002)
     William H. Bruett                               4,071,585                 144,704              1,098,922
     David R. Coates                                 4,074,831                 141,458              1,098,922
     Martin L. Johnson                               4,062,481                 153,808              1,098,922
     Thomas P. Salmon                                4,062,200                 154,089              1,098,922

  DIRECTORS CONTINUING IN OFFICE
---------------------------------

  Class II (term expires 2000)
     Merrill O. Burns
     Christopher L. Dutton
     Ruth W. Page

  Class III (term expires 2001)
     Nordahl L. Brue
     Lorraine E. Chickering
     John V. Cleary
     Euclid A. Irving

ITEM  5.  Other  Information

          NONE

ITEM  6.  (A)  EXHIBITS
               --------

                 27  Financial  Data  Schedule

          (B)  REPORTS  ON  FORM  8-K
               ----------------------

A report on Form 8-K was filed on June 2, 1999 disclosing a new revolving credit agreement.

                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GREEN  MOUNTAIN  POWER  CORPORATION
                                         -----------------------------------
                                                     (Registrant)



Date:  August  14,  1999                  /s/  Nancy  Rowden  Brock
                                         -----------------------------------
                                         Nancy Rowden Brock, Vice President,
                                         Chief Financial  Officer  and
                                         Treasurer



Date:  August  14,  1999                 /s/  R.  J.  Griffin
                                         -----------------------------------
                                              R.  J.  Griffin, Controller