Form 10-Q
period 1999-09-30
GREEN MOUNTAIN POWER CORP
filed 1999-11-12
CIK 43704

November  11,  1999
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                               ------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
          FOR THE TRANSITION PERIOD FROM  ___________  TO  ___________


                          COMMISSION FILE NUMBER 1-8291
                                                 ------


                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           VERMONT     03-0127430
------------------     ----------

(STATE  OR  OTHER  JURISDICTION  OF  INCORPORATION     (I.R.S.  EMPLOYER
IDENTIFICATION  NO.)
OR  ORGANIZATION)

      163  ACORN  LANE
      COLCHESTER,  VT           05446
---------------------     -----------
ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES            (ZIP  CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE  (802)  864-5731
                                                         ---------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES    X    NO
                                                      ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    CLASS  -  COMMON  STOCK        OUTSTANDING  SEPTEMBER  30,  1999
---------------------------      -----------------------------------
    $3.33  1/3  PAR  VALUE                          5,382,114

GREEN  MOUNTAIN  POWER  CORPORATION
CONSOLIDATED  COMPARATIVE  BALANCE  SHEETS
                                          (UNAUDITED)
                                               SEPTEMBER 30 SEPTEMBER 30  DECEMBER  31
                              -------------     -------------     -------------

                                                     1999      1998      1998
                                                   --------  --------  --------
              (In thousands)
ASSETS
UTILITY PLANT
  Utility plant, at original cost . . . . . . . .  $278,820  $272,276  $276,853
  Less accumulated depreciation . . . . . . . . .   100,792    94,623    94,604
                                                   --------  --------  --------
    Net utility plant . . . . . . . . . . . . . .   178,028   177,653   182,249
  Property under capital lease. . . . . . . . . .     7,696     8,342     7,696
  Construction work in progress . . . . . . . . .     8,745    11,158     5,611
                                                   --------  --------
      Total utility plant, net. . . . . . . . . .   194,469   197,153   195,556
                                                   --------  --------  --------
OTHER INVESTMENTS
  Associated companies, at equity . . . . . . . .    14,814    16,324    15,048
  Other investments . . . . . . . . . . . . . . .     6,028     5,515     5,630
                                                   --------  --------
      Total other investments . . . . . . . . . .    20,842    21,839    20,678
                                                   --------  --------  --------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .       456       129       439
  Accounts receivable, customers and others,
    less allowance for doubtful accounts
    of $398, $327 and $449. . . . . . . . . . . .    15,340    13,946    18,977
  Accrued utility revenues. . . . . . . . . . . .     6,312     5,383     6,611
  Fuel, materials and supplies, at average cost .     3,281     3,377     3,139
  Prepayments . . . . . . . . . . . . . . . . . .     1,597     9,523     6,091
  Other . . . . . . . . . . . . . . . . . . . . .     1,540     2,917       443
                                                   --------  --------
      Total current assets. . . . . . . . . . . .    28,526    35,275    35,700
                                                   --------  --------  --------
DEFERRED CHARGES
  Demand side management programs . . . . . . . .     7,917    11,087    10,590
  Purchased power costs . . . . . . . . . . . . .     2,165     7,258     5,708
  Pine Street Barge Canal . . . . . . . . . . . .     8,700     5,000     5,000
  Other . . . . . . . . . . . . . . . . . . . . .    18,238    12,621    14,278
                                                   --------  --------
      Total deferred charges. . . . . . . . . . .    37,020    35,966    35,576
                                                   --------  --------  --------

NON-UTILITY
  Cash and cash equivalents . . . . . . . . . . .        21        42       151
  Other current assets. . . . . . . . . . . . . .        13     8,254     3,409
  Property and equipment. . . . . . . . . . . . .       253     1,217     1,213
  Intangible assets . . . . . . . . . . . . . . .         -        19     1,658
  Equity investment in energy related businesses.         -    12,351    12,357
  Business segment held for disposal. . . . . . .    11,835         -         -
  Other assets. . . . . . . . . . . . . . . . . .     1,383     5,000     8,526
                                                   --------  --------
      Total non-utility assets. . . . . . . . . .    13,505    26,883    27,314
                                                   --------  --------  --------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $294,362  $317,116  $314,824
                                                   ========  ========  ========



The accompanying notes are an integral part of the consolidated financial statements.

                                                 -1-



GREEN  MOUNTAIN  POWER  CORPORATION
CONSOLIDATED  COMPARATIVE  BALANCE  SHEETS
                                          (UNAUDITED)
                                                SEPTEMBER  30 SEPTEMBER  30 DECEMBER  31
                              -------------     -------------     -------------

                                                      1999       1998       1998
                                                    ---------  ---------  ---------
              (In thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common Stock Equity
    Common stock, $3.33 1/3 par value,
      authorized 10,000,000 shares (issued
      5,382,114, 5,261,906 and 5,313,296). . . . .  $ 17,992   $ 17,717   $ 17,711
    Additional paid-in capital . . . . . . . . . .    72,501     71,570     71,914
    Retained earnings. . . . . . . . . . . . . . .    12,751     21,566     17,508
    Treasury stock, at cost (15,856 shares). . . .      (378)      (378)      (378)
                                                    ---------  ---------  ---------
      Total common stock equity. . . . . . . . . .   102,866    110,475    106,755
  Redeemable cumulative preferred stock. . . . . .    14,685     16,335     16,085
  Long-term debt, less current maturities. . . . .    86,800     88,500     88,500
                                                    ---------  ---------  ---------
      Total capitalization . . . . . . . . . . . .   204,351    215,310    211,340
                                                    ---------  ---------  ---------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . . .     7,696      8,342      7,696
                                                    ---------  ---------  ---------
CURRENT LIABILITIES
  Current maturities of long-term debt . . . . . .     1,700      1,700      1,700
  Short-term debt. . . . . . . . . . . . . . . . .     4,300      8,500      7,000
  Accounts payable, trade and accrued liabilities.     4,430      5,910      5,453
  Accounts payable to associated companies . . . .     6,928      5,714      7,143
  Dividends declared . . . . . . . . . . . . . . .       291        327        362
  Customer deposits. . . . . . . . . . . . . . . .       228        171        336
  Taxes accrued. . . . . . . . . . . . . . . . . .         -          -        370
  Interest accrued . . . . . . . . . . . . . . . .     1,774      1,878      1,203
  Deferred revenues. . . . . . . . . . . . . . . .         -          -          -
  Other. . . . . . . . . . . . . . . . . . . . . .     2,565      1,928      5,258
      Total current liabilities. . . . . . . . . .    22,216     26,128     28,825
                                                    ---------  ---------  ---------
DEFERRED CREDITS
  Accumulated deferred income taxes. . . . . . . .    24,858     27,319     23,389
  Unamortized investment tax credits . . . . . . .     4,048      4,331      4,260
  Pine Street Barge Canal site cleanup . . . . . .     9,211     11,183     11,220
  Other. . . . . . . . . . . . . . . . . . . . . .    21,942     17,140     21,020
      Total deferred credits . . . . . . . . . . .    60,059     59,973     59,889
                                                    ---------  ---------  ---------

NON-UTILITY
  Current liabilities. . . . . . . . . . . . . . .         -        316        720
  Other liabilities. . . . . . . . . . . . . . . .        40      7,047      6,354
                                                    ---------  ---------  ---------
      Total non-utility liabilities. . . . . . . .        40      7,363      7,074
                                                    ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . . .  $294,362   $317,116   $314,824
                                                    =========  =========  =========



The accompanying notes are an integral part of the consolidated financial statements.
                                                 -2-

                                          GREEN  MOUNTAIN  POWER  CORPORATION
                                               CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                                                (UNAUDITED)
Part  1  -  Item  1
                                                                         THREE  MONTHS  ENDED    NINE  MONTHS  ENDED
                                                                              SEPTEMBER  30        SEPTEMBER  30
                                                                          --------------------  --------------------

                                                                             1999       1998      1999       1998
                                                                           ---------  --------  ---------  ---------
(In thousands, except amounts per share)
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 68,478   $47,984   $187,031   $138,648
                                                                           ---------  --------  ---------  ---------
OPERATING EXPENSES
  Power Supply
    Vermont Yankee Nuclear Power Corporation. . . . . . . . . . . . . . .     8,898     8,374     26,201     24,520
    Company-owned generation. . . . . . . . . . . . . . . . . . . . . . .     1,723     1,307      4,674      5,336
    Purchases from others . . . . . . . . . . . . . . . . . . . . . . . .    41,717    19,582    104,442     59,082
  Other operating . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,980     5,485     13,438     14,742
  Transmission. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,724     2,393      8,183      7,061
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,577     1,199      5,040      3,663
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .     3,855     3,878     12,333     12,181
  Taxes other than income . . . . . . . . . . . . . . . . . . . . . . . .     1,771     1,733      5,270      5,499
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (179)      886      1,156        291
                                                                           ---------  --------  ---------  ---------
    Total operating expenses. . . . . . . . . . . . . . . . . . . . . . .    67,066    44,837    180,737    132,375
                                                                           ---------  --------  ---------  ---------
      OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .     1,412     3,147      6,294      6,273
                                                                           ---------  --------  ---------  ---------
OTHER INCOME
  Equity (loss) in earnings of affiliates and non-utility operations. . .       408       720      2,306      1,521
  Allowance for equity funds used during construction . . . . . . . . . .        40        51         90        149
  Other income (deductions), net. . . . . . . . . . . . . . . . . . . . .        31       215        192       (671)
                                                                           ---------  --------  ---------  ---------
    Total other income (deductions) . . . . . . . . . . . . . . . . . . .       479       986      2,588        999
                                                                           ---------  --------  ---------  ---------
      INCOME (LOSS) BEFORE INTEREST CHARGES . . . . . . . . . . . . . . .     1,891     4,133      8,882      7,272
                                                                           ---------  --------  ---------  ---------
INTEREST CHARGES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,661     1,704      5,054      5,287
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        95       370        355        714
  Allowance for borrowed funds used during construction . . . . . . . . .       (25)      (62)       (54)      (168)
                                                                           ---------  --------  ---------  ---------
    Total interest charges. . . . . . . . . . . . . . . . . . . . . . . .     1,731     2,012      5,355      5,833
                                                                           ---------  --------  ---------  ---------
INCOME (LOSS) BEFORE PREFERRED DIVIDENDS
  AND DISCONTINUED SEGMENT. . . . . . . . . . . . . . . . . . . . . . . .       160     2,121      3,527      1,439
Dividends on preferred stock. . . . . . . . . . . . . . . . . . . . . . .       275       310        885        991
                                                                           ---------  --------  ---------  ---------
  INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . .      (115)    1,811      2,642        448
Net income(loss) from discontinued segment
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      (178)      (603)    (1,290)
  Loss on disposal, including provisions
    for operating losses during phaseout period . . . . . . . . . . . . .    (4,592)        -     (4,592)         -
                                                                           ---------  --------  ---------  ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . .   ($4,707)  $ 1,633    ($2,553)     ($842)
                                                                           =========  ========  =========  =========

COMMON STOCK DATA
  Basic and diluted earnings (loss) per share
    from continuing operations. . . . . . . . . . . . . . . . . . . . . .    ($0.02)  $  0.34   $   0.49   $   0.09
  Basic and diluted earnings (loss) per share . . . . . . . . . . . . . .    ($0.88)  $  0.31     ($0.48)    ($0.16)
  Cash dividends declared per share . . . . . . . . . . . . . . . . . . .  $   0.14   $  0.28   $   0.41   $   0.83
  Weighted average shares outstanding . . . . . . . . . . . . . . . . . .     5,374     5,261      5,347      5,226


     CONSOLIDATED COMPARATIVE STATEMENTS OF RETAINED EARNINGS
                                                              (UNAUDITED)

Balance - beginning of period . . . . . . . . . . . . . . . . . . . . . .  $ 18,197   $21,379   $ 17,508   $ 26,717
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,432)    1,943     (1,668)       149
                                                                           ---------  --------  ---------  ---------
                                                                             13,765    23,322     15,840     26,866
                                                                           ---------  --------  ---------  ---------
Cash Dividends-redeemable cumulative preferred stock. . . . . . . . . . .       275       310        885        991
Cash Dividends-common stock . . . . . . . . . . . . . . . . . . . . . . .       739     1,446      2,204      4,309
                                                                           ---------  --------  ---------  ---------
                                                                              1,014     1,756      3,089      5,300
                                                                           ---------  --------  ---------  ---------
Balance - end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,751   $21,566   $ 12,751   $ 21,566
                                                                           =========  ========  =========  =========


The accompanying notes are an integral part of the consolidated financial statements

                                                     GREEN  MOUNTAIN  POWER  CORPORATION
                                                CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                            (UNAUDITED)
Part  1  -  Item  1
                                                                                                 TWELVE  MONTHS  ENDED
                                                                                                     SEPTEMBER  30
                                                                                             ---------------------------

                                                                                                    1999       1998
                                                                                                  ---------  ---------
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $232,687   $184,510
                                                                                                  ---------  ---------
OPERATING EXPENSES
  Power Supply
    Vermont Yankee Nuclear Power Corporation . . . . . . . . . . . . . . . . . . . . . . . . . .    34,589     33,086
    Company-owned generation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,750      7,177
    Purchases from others. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   127,067     75,305
  Other operating. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,987     18,957
  Transmission . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,511      9,719
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,567      5,046
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,210     16,133
  Taxes other than income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,013      7,181
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (502)     1,902
                                                                                                  ---------  ---------
    Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   227,192    174,506
                                                                                                  ---------  ---------
      OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,495     10,004
                                                                                                  ---------  ---------

OTHER INCOME
  Equity (loss) in earnings of affiliates and non-utility operations . . . . . . . . . . . . . .     2,385      1,859
  Allowance for equity funds used during construction. . . . . . . . . . . . . . . . . . . . . .        44         28
  Other income (deductions), net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       772        (68)
                                                                                                  ---------  ---------
    Total other income (deductions). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,201      1,819
                                                                                                  ---------  ---------
      INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,696     11,823
                                                                                                  ---------  ---------
INTEREST CHARGES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,759      7,053
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       657      1,037
  Allowance for borrowed funds used during construction. . . . . . . . . . . . . . . . . . . . .       (17)      (136)
                                                                                                  ---------  ---------
    Total interest charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,399      7,954
                                                                                                  ---------  ---------
INCOME BEFORE PREFERRED DIVIDENDS AND
  DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,297      3,869
Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,190      1,326
                                                                                                  ---------  ---------
INCOME FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       107      2,543
Net income(loss) from discontinued segment
  operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,399)    (2,198)
  Loss on disposal, including provisions for
    operating losses during phaseout period. . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,592)         -
                                                                                                  ---------  ---------
NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (5,884)  $    345
                                                                                                  =========  =========
COMMON STOCK DATA
  Basic and diluted earnings per share from continung operations . . . . . . . . . . . . . . . .  $   0.02   $   0.49
  Basic and diluted earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    -$1.10   $   0.07
  Cash dividends declared per share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.55   $   1.10
  Weighted average shares outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,333      5,212
                                       CONSOLIDATED COMPARATIVE STATEMENTS OF RETAINED EARNINGS
                                                                                (UNAUDITED)
Balance - beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 21,566   $ 26,949
Net Income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,694)     1,671
                                                                                                  ---------  ---------
                                                                                                    16,872     28,620
                                                                                                  ---------  ---------
Cash Dividends-redeemable cumulative preferred stock . . . . . . . . . . . . . . . . . . . . . .     1,190      1,326
Cash Dividends-common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,931      5,728
                                                                                                  ---------  ---------
                                                                                                     4,121      7,054
                                                                                                  ---------  ---------
Balance - end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,751   $ 21,566
                                                                                                  =========  =========


The accompanying notes are an integral part of the consolidated financial statements.

-  3a  -

                                          GREEN  MOUNTAIN  POWER  CORPORATION
                                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                       (UNAUDITED)
Part  1  -  Item  1                                                                     NINE  MONTHS  ENDED
                                                                                   SEPTEMBER 30     SEPTEMBER 30
                                                                                   ------------     ------------

                                                                                          1999       1998
                                                                                        ---------  --------
                                     (In thousands)
OPERATING ACTIVITIES:
  Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ($2,553)  $   149
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .    12,332    12,181
      Dividends from associated companies less equity income . . . . . . . . . . . . .       142      (464)
      Allowance for funds used during construction . . . . . . . . . . . . . . . . . .      (144)     (317)
      Amortization of purchased power costs. . . . . . . . . . . . . . . . . . . . . .     4,607     4,833
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,469     3,818
      Provision for loss on segment disposal . . . . . . . . . . . . . . . . . . . . .     4,592         0
      Deferred purchased power costs . . . . . . . . . . . . . . . . . . . . . . . . .      (781)   (7,808)
      Deferred arbitration costs . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,118)        0
      Amortization of investment tax credits . . . . . . . . . . . . . . . . . . . . .      (212)     (212)
      Environmental proceedings costs. . . . . . . . . . . . . . . . . . . . . . . . .    (5,708)    3,078
      Conservation expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,182)   (1,165)
      Changes in:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,636     3,419
        Accrued utility revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .       298     1,123
        Fuel, materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . .      (142)     (115)
        Prepayments and other current assets . . . . . . . . . . . . . . . . . . . . .     4,639    (5,805)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,238)   (2,865)
        Taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,560)   (4,356)
        Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       571       567
        Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,873)     (705)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       832    (1,632)
                                                                                        ---------  --------
    Net cash provided by continuing operations . . . . . . . . . . . . . . . . . . . .    15,607     3,724
    Net cash provided (used) by discontinued segment . . . . . . . . . . . . . . . . .      (138)        0
                                                                                        ---------  --------
    Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . .    15,469     3,724

INVESTING ACTIVITIES:
  Construction expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,386)   (9,220)
  Investment in nonutility property. . . . . . . . . . . . . . . . . . . . . . . . . .      (176)      230
  Proceeds from sale of propane subsidiary . . . . . . . . . . . . . . . . . . . . . .         -    11,500
                                                                                        ---------  --------
    Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . .    (7,562)    2,510
                                                                                        ---------  --------

FINANCING ACTIVITIES:
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       868     1,249
  Short-term debt, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,700)    5,884
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,089)   (5,300)
  Reduction in preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,400)   (1,400)
  Reduction in long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,700)   (6,767)
                                                                                        ---------  --------

    Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . .    (8,021)   (6,334)
                                                                                        ---------  --------
  Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .      (114)     (100)

  Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .       590       271
                                                                                        ---------  --------

  Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .  $    476   $   171
                                                                                        =========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid year-to-date for:
    Interest (net of amounts capitalized). . . . . . . . . . . . . . . . . . . . . . .  $  4,577   $ 5,239
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       997     1,536


The accompanying notes are an integral part of the consolidated financial statements.
                                                                                             -4-

                        GREEN MOUNTAIN POWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                PART I -- ITEM 1

1.     SIGNIFICANT  ACCOUNTING  POLICIES

     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and includes other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1998 filed on Form 10-K, are adequate to make the information presented not misleading.

     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. We charge our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These are called seasonally differentiated rates. In order to eliminate the impact of the seasonally differentiated rates, we defer some of the revenues from those four months and account for them in later periods in which we have lower revenues or higher costs. By deferring certain revenues we are able to better match our revenues to our costs. On September 30, 1999, there was a deferred charge of $676,000 compared to a deferred charge of $1.1 million for the same period in 1998. These deferred charges are amortized against revenue in the final fiscal quarter as the seasonal rates are implemented.



FINANCIAL  SUMMARY  OF  UNREGULATED  OPERATIONS

     We  have  or  have  had  unregulated,  wholly-owned subsidiaries:  Mountain
Energy, Inc. ("MEI"), Green Mountain Propane Gas Company Limited ("GMPG"), GMP Real Estate Corporation, Lease-Elec, Inc. Green Mountain Resources, Inc. ("GMRI"), and Green Mountain Energy Resources, LLC("GMER"). GMER's sale was completed in the first quarter of 1999. On June 30, 1999, we decided to sell the assets of MEI, and report its results as income (loss) from operations of a discontinued segment. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries (excluding MEI) and the rental water heater program are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements. A financial summary for these businesses follows:

                                       14




November  12,  1999;9:24  AM

                         Three  months  ended     Nine  months  ended
                            September  30             September  30

                  1999   1998    1999    1998
                  -----  -----  ------  -------
In thousands
Revenue. . . . .  $ 265  $ 290  $ 810   $2,588
Expense. . . . .    172    109   (137)   2,589
                  -----  -----  ------  -------
Net Income(Loss)  $  93  $ 181  $ 947   $   (1)
                  =====  =====  ======  =======




2.     INVESTMENT  IN  ASSOCIATED  COMPANIES

     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).


VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION
Percent  ownership:  17.9%  common
                    Three  months  ended  Nine  months  ended
In  thousands             September  30     September  30
                          1999     1998     1999      1998
                       -------  -------  --------  --------
Gross Revenue . . . .  $49,029  $43,186  $139,182  $152,269
Net Income Applicable
      To Common Stock    1,580    1,816     4,874     5,324
Equity in Net Income.  $   287  $   334  $    880  $    947




VERMONT  ELECTRIC  POWER  COMPANY,  INC.
Percent  ownership:  29.5%  common
                    30.0%  preferred
                 Three  months  ended   Nine  months  ended
In  thousands           September  30     September  30
                        1999    1998     1999     1998
                       ------  ------  -------  -------
Gross Revenue . . . .  $6,826  $7,799  $21,031  $28,480
Net Income applicable
 To common stock. . .     280     274      901      858
Equity in Net Income.  $   61  $   84  $   269  $   247




     On October 15, 1999, the owners of Vermont Yankee Nuclear Power Corporation accepted a bid from Philadelphia-based AmerGen Energy Company for the 540-megawatt Vernon generating plant. The asset sale will require numerous regulatory approvals, including the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Securities and Exchange Commission and the VPSB. Assuming a final closing date for the transaction of July 1, 2000, AmerGen will pay Vermont Yankee approximately $23.5 million for the plant and property.

     As a condition of the sale, Vermont Yankee's current owners will make a one-time and final payment of $54.3 million to pre-pay the plant's decommissioning fund. In return, AmerGen will assume full responsibility for all future operating costs and the estimated $800 million for decommissioning the plant at the end of its operating license in 2012. The current owners have agreed to buy power from the plant for periods that may extend up to twelve years, depending upon the option selected by each individual owner. Green Mountain Power Corporation ("The Company")and the other current owners are also responsible for their share of the unrecovered plant and other costs resulting from the sale.

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

PINE  STREET  BARGE  CANAL  SITE

     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We have previously been notified by the Environmental Protection Agency ("EPA") that we are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal site in Burlington, Vermont, where coal tar and other industrial materials were deposited. We remain a PRP for other past, ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $47 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and its cost. In 1994, the EPA established a coordinating council, with representatives of the PRPs, environmental and community groups, the City of Burlington and the State of Vermont("State"), presided over by a neutral facilitator.

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

     As of September 30, 1999, our total expenditures related to the Pine Street Barge Canal site since 1982 were approximately $21.8 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with our opposition to the EPA's earlier proposals for the site, as well as litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up (remediation costs) and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs. Site-related response costs include costs incurred pursuant to the EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.

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

     In September 1999, we negotiated a final settlement with the United States, the State, and other parties over terms of a Consent Decree that covers claims addressed in the earlier negotiations and implementation of the selected remedy. The Company executed the Consent Decree on September 27, 1999, and other parties have been adding their signatures in September and October. The Consent Decree must be submitted to a federal court for approval and adoption as its order. We have entered into various confidential settlement agreements with other PRPs that provide for sharing of past response costs, future cleanup costs and related future federal and state monetary claims.

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

4.     1997  RETAIL  RATE  CASE

     On June 16, 1997, we filed a request with the VPSB to increase our retail rates by 16.7 percent ($26 million in additional annual revenues) and to increase the target return on common equity from 11.25 percent to 13 percent. In our final submissions to the VPSB we asked for an increase of 14.4 percent ($22 million in additional annual revenues) to cover increased cost of service. On March 2, 1998, the VPSB released its Order dated February 27, 1998 in the then pending rate case. The VPSB authorized us to increase our rates by 3.61 percent, which were designed to increase annual revenues by $5.6 million.

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

     As a result of the rate order, we recorded in the first quarter of 1998 the losses resulting from the disallowed recovery of a portion of the 1998 Hydro-Quebec power supply contract costs. The amount charged to first quarter income of $4.6 million (pre-tax) was less than the full disallowance because we expected that new rates would become effective in January 1999 as the result of our May 8, 1998 rate filing. The agreement to suspend our 1998 rate case, as described below, delayed the date of a final decision on the 1998 rate case to December 15, 1999. Accordingly, we recognized an additional loss of $5.25 million in the last quarter of 1998 representing the effect of the continued disallowance of $5.48 million of annual Hydro-Quebec power costs through December 15, 1999.

     In its February 27, 1998 Order, the VPSB described its policies that do not allow a utility to recover imprudent expenditures and the costs of power supply contract purchases that the VPSB decides are not used and useful. The VPSB also stated in its Order that the methods and measures used in this rate case were provisional and applied to this rate case only. If the VPSB were to apply the same, or similar, methods and measures that it used in the 1997 rate case Order to future power contract costs in our 1998 retail rate case, we would likely be required to take a charge to income of approximately $162 million pre-tax. This $162 million estimate represents primarily the 20 percent disallowance for Hydro-Quebec power costs that the VPSB considered imprudent in its Order.

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

     Based on the September 30, 1999 balance sheet, if we were required to discontinue the application of SFAS 71, we would be required to record as an extraordinary item an after-tax charge to earnings of approximately $24.2 million attributable to net regulatory assets.

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

     On November 18, 1998, by Memorandum of Understanding ("MOU"), the Company, the Department and IBM, our largest customer and an intervenor in the case, agreed to stay, effective November 16, 1998, rate proceedings in the 1998 rate case until or after September 1, 1999, or such earlier date as the parties may later agree to or the VPSB may order. The MOU provides for a 5.5 percent temporary retail rate increase, to produce $8.9 million in annualized additional revenue, effective with service rendered December 15, 1998. An additional surcharge will be permitted, without further VPSB order, in order to produce additional revenues necessary to provide the Company with the capacity to finance estimated 1999 Pine Street Barge Canal site expenditures of $5.8 million. The MOU was approved by the VPSB on December 11, 1998.

     An amendment to the MOU, requested by the Company, the Department of Public Service, and IBM, was approved by the VPSB to extend the stay of the 1998 rate case through December 15, 1999. The approved amendment calls for a final rate order to be issued by March 31, 2000, and the Company has recorded a $1.6 million loss in the current quarter resulting from the continued disallowance of Hydro-Quebec power supply costs occurring through the period ending March 31, 2000.

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

     MEI is an unregulated business that invests in energy generation, energy efficiency and wastewater treatment projects. As of June 30, 1999 we classified our investment in MEI as "Business Segment held for sale", reflecting the Company's intent to sell MEI's assets within the next twelve months.
In the third quarter of 1999, the Company recorded a provision for loss on disposal of $4.6 or $.86 per share, primarily for the anticipated sale of MEI's energy generation and demand side management investments. At this time, the Company is unable to identify the extent of any losses, if any, that might result from a sale of MEI's wastewater businesses. Results of operations for MEI are reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Provisions for loss on disposal are reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Segment information compared to the Company's results includes the following:


Segment  reconciliation



In  thousands  except        Three  months  ended     Nine months ended
per  share  data                   September  30      September  30
                                  1999      1998      1999       1998
                                --------  --------  ---------  ---------
External revenues
 Electric utility. . . . . . .  $68,478   $47,984   $187,031   $138,648
 MEI segment . . . . . . . . .    1,171       645      3,531        457

Net income (loss) from
  Operations
 Electric utility. . . . . . .     (115)    1,811      2,642        448
 MEI segment . . . . . . . . .        -      (178)      (603)    (1,290)
Provision for loss on
 Disposal of MEI assets. . . .   (4,592)        -     (4,592)         -
                                --------  --------  ---------  ---------
Consolidated net income (loss)  $(4,707)  $ 1,633   $ (2,553)  $   (842)
                                ========  ========  =========  =========




7.  SFAS  133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137, is effective for the Company beginning the first quarter of 2001. SFAS 133 must be applied to (a) derivative instruments and (b) either all derivative instruments embedded in hybrid contracts or those embedded instruments that were issued, acquired, or substantively modified on or after January 1, 1998 or January 1, 1999 (as elected by the Company).

     The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or the method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

8.     RECLASSIFICATION

     Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.

NOVEMBER  12,  1999;9:24  AM
                        GREEN MOUNTAIN POWER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999


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


Total  earnings  (loss)  per  share  of  common  stock:



                       Three  months  ended   Nine  months  ended
                             September  30    September  30
                             1999     1998      1999      1998
                            -------  -------  --------  --------
Continuing Operations:
Utility business . . . . .  ($0.04)  $ 0.31   $  0.31   $  0.09
Unregulated businesses . .    0.02     0.03      0.18      0.00
                            -------  -------  --------  --------
Earnings(loss) from
Continuing operations. . .   (0.02)    0.34      0.49      0.09
Discontinued segment . . .   (0.86)   (0.03)    (0.97)    (0.25)
                            -------  -------  --------  --------
Basic and diluted earnings
(loss) per share . . . . .  ($0.88)  $ 0.31    ($0.48)   ($0.16)
                            =======  =======  ========  ========




                         UTILITY  BUSINESS

     The Company recorded a loss from utility operations of $0.04 in the quarter ended September 30, 1999, compared to earnings of $0.31 in the third quarter of 1998. Higher costs of purchased power following the deregulation of energy markets in New England during the second quarter of 1999, the continued regulatory disallowance of a portion of our Hydro Quebec power supply and the increase in capacity costs under the same contract adversely impacted results. The higher power supply costs were offset in part by higher retail revenues due to a 5.5 percent temporary retail rate increase granted by the VPSB in December 1998 and a 5.4 percent increase in retail sales of electricity.

Earnings from utility operations for the nine months ended September 30, 1999 were $0.31 per common share, compared to $0.09 in the nine months ended September 30, 1998. Operating income was virtually identical for both years with higher power supply and transmission costs being offset by higher revenues in 1999 as compared to 1998. The lower 1998 earnings reflect a $900,000 (pretax) write-off of our investment in the Searsburg wind facility under orders issued by the VPSB, higher interest charges and increased preferred dividend costs.

                             UNREGULATED BUSINESSES
     Earnings from our unregulated businesses included in results from continuing operations in the third quarter of 1999 decreased 48.8% to $93,000 from the $181,000 in the same period of 1998, primarily due to income of approximately $66,000 in the 1998 quarter for GMRI, compared to a loss of $9,000 in the third quarter of 1999.

          Earnings from unregulated businesses included in results from continuing operations for the nine months ended September 30, 1999 were greater than the same period in 1998 due to:
* The sale in March 1998 of the assets of GMPG, which had lost $146,000 in the first nine months of 1998;
* GMRI had losses of $224,000 in 1998 compared to nine month earnings of $586,000 in 1999, reflecting a $600,000 (after tax) gain on the 1999 sale of our remaining interest in GMER and the absence of pilot operations that ended in 1998.

                 DISCONTINUED  SEGMENT  OPERATIONS
     As of June 30, 1999 the Company decided to sell or dispose of MEI, a wholly owned subsidiary that invests in energy generation, energy efficiency and wastewater treatment businesses. Its results are reported separately after income (loss) from continuing operations. MEI's loss for the three months ended September 30, 1999 was $4.6 million compared to a loss of $178,000 for the same period a year ago. MEI also reported a loss of $5.2 million in the first nine months of 1999 compared to a loss of $1.3 million for the same period in 1998. As discussed under Part I, Item 6., "Segments and Related Information", the 1999 losses included a provision for loss on disposal, net of tax benefits of $3.0 million, amounting to $4.6 million for both the three and nine periods ended.

                        OPERATING REVENUES AND MWH SALES

     Our revenues from operations, megawatthour (MWh) sales and average number of customers for the three and nine months ended September 30, 1999 and 1998 are summarized below:


(dollars  in  thousands) Three  months ended  Nine months ended
                              September  30     September  30
                            1999      1998       1999        1998
                          --------  --------  ----------  ----------
Operating revenues
    Retail . . . . . . .  $ 45,520  $ 41,708  $  133,980  $  122,874
    Sales for Resale . .    22,248     5,612      50,998      13,761
    Other. . . . . . . .       710       663       2,053       2,013
                          --------  --------  ----------  ----------
Total Operating Revenues  $ 68,478  $ 47,983  $  187,031  $  138,648
                          ========  ========  ==========  ==========

MWH sales-Retail . . . .   483,684   435,228   1,409,009   1,369,975
MWH sales for Resale . .   684,787   115,693   1,669,211     424,228
                          --------  --------  ----------  ----------
Total MWH Sales. . . . .   995,484   550,921   3,078,220   1,794,203
                          ========  ========  ==========  ==========




                            Average  Number  of  Customers
                     Three  months  ended   Nine  months  ended
                            September  30   September  30
                            1999    1998    1999    1998
                           ------  ------  ------  ------
Residential . . . . . . .  71,461  71,449  71,379  71,263
Commercial and Industrial  12,482  12,233  12,413  12,168
Other . . . . . . . . . .      65      70      66      70
                           ------  ------  ------  ------
Total Number of Customers  84,008  83,752  83,858  83,501
                           ======  ======  ======  ======




REVENUES

     Revenues from operations in the third quarter of 1999 increased 42.7 percent or $20.5 million compared with the same period in 1998. Operating revenues result from retail and wholesale sales of electricity.

     Retail revenues in the third quarter of 1999 were $3.8 million or 9.1 percent higher than for the same period in 1998 due primarily to the 5.5 percent temporary retail rate increase that became effective in December 1998 and due to warmer than normal summer temperatures that increased sales of electricity by
5.4  percent.

     We sell wholesale electricity to others for resale. Our revenue from wholesale sales of electricity increased $16.6 million in the third quarter of 1999 compared to the same period in 1998. The increase was primarily due to a power purchase and supply agreement between the Company and Morgan Stanley Capital Group, Inc.("MS"), entered into in February 1999. Under the agreement, we sell power to MS at predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements.

     Operating revenues increased 34.9 percent for the nine months ended September 30, 1999 compared to the same period in 1998.

Year to date retail revenues increased 9.0 percent or $11.1 million over the same period in 1998, due primarily to the 5.5 percent temporary retail rate increase discussed above, a 3.61 percent rate increase granted by the VPSB in its Order dated February 27, 1998 and a 2.9 percent increase in sales of electricity to retail customers. Wholesale revenues for the first nine months of 1999 increased approximately $37.2 million over the same period of 1998 primarily due to the new power purchase and supply agreement with MS.

OPERATING  EXPENSES

POWER  SUPPLY  EXPENSES  -  THREE  MONTHS  ENDED  SEPTEMBER  30,  1999

     Our power supply expenses increased 78.9 percent or $23.1 million in the third quarter of 1999 over the same period in 1998.

     Power supply expenses increased 6.3% or $524,000 during the third quarter at Vermont Yankee ("VY"). The increase was due to timing differences for maintenance expenditures and for other operating expenditures related to the proposed sale of VY assets. The proposed sale is previously discussed under
Part  I,  Item  2,  "Investment  in  Associated  Companies".

     Company-owned generation expenses increased 31.8 percent or $416,000 in the third quarter of 1999 compared with the same period in 1998 primarily due to higher demand caused by warmer than normal temperatures that necessitated the use of our high-cost generating facilities.

     The cost of power that we purchased from other companies increased 113 percent or $22.1 million in the third quarter of 1999 over the same period in 1998. This was primarily due to the following:
* A $17.7 million increase reflecting the MS power purchase and supply contract discussed above, whereby we buy power from MS that is sufficient to serve pre-established load requirements at a pre-defined price;
* A $1.6 million loss accrued as a result of the extension of the Company's 1998 retail rate case through March 31, 2000;
* A $1.0 million increase in the capacity costs in 1999 associated with our long-term Hydro-Quebec power supply contract;
* An increase in the costs of short-term power following the deregulation of energy markets in New England, as well as an increase in our costs to serve increased local loads and to supply power to meet contractual obligations during the quarter; and
* These amounts were offset by a reclassification of $1.1 million from power supply expense to transmission expense during the quarter and a reduction of $800,000 in small power producer costs due to unusual precipitation patterns.

     An Independent System Operator ("ISO") replaced the New England Power Pool("NEPOOL") effective May 1, 1999. The ISO works as a clearinghouse for purchasers and sellers of electricity in the new deregulated markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold.

     We must purchase electricity to meet customer demand during periods of high usage and to replace energy repurchased by Hydro Quebec under an arrangement negotiated in 1997. Our costs to serve demand during periods of warmer than normal temperatures in summer months and to replace such energy repurchases by Hydro Quebec rose substantially after the ISO replaced NEPOOL as the governing power supply. The cost of securing future power supplies has also risen substantially in tandem with higher summer supply costs. The Company cannot predict the duration or the extent to which future prices will continue to trade above historical levels of cost. If the new markets continue to experience the volatility evident in the second and third quarters of 1999, our earnings and cash flow could be adversely impacted by a material amount.

POWER  SUPPLY  EXPENSES  -  NINE  MONTHS  ENDED  SEPTEMBER  30,  1999

     For the nine months ended September 30, 1999, power supply expenses increased 52.1 percent or $46.4 million over the same period in 1998.

      VY power supply costs declined by 6.9 percent in 1999 over the same period in 1998 primarily as a result of timing differences between scheduled outages during the two years. Costs associated with scheduled outages at VY are amortized over an 18-month refueling cycle.

     Company-owned generation expenses decreased 12.4 percent or $662,000 for the first nine months of 1999 compared to the same period in 1998 primarily due to the ice storm in 1998, which required the use of high-cost generating facilities to replace power that was unavailable from Hydro-Quebec. This decrease more than offset the increase occurring in the second and third quarters of 1999 due to the unavailability of certain nuclear generation in the region and the higher demand caused by warmer than normal summer temperatures.

     The cost of power that we purchased from other companies during the first nine months of 1999 increased 76.8 percent or $45.4 million over the same period in 1998. This was primarily due to the following:

* A $41.0 million increase in power purchased, reflecting the MS power purchase and sale contract discussed above, whereby we buy power from MS that is sufficient to serve pre-established load requirements at a predefined price;
* A $3.4 million increase in 1999 capacity costs associated with our long-term Hydro-Quebec power supply contract;
* An increase in the cost of power following the deregulation of energy markets in New England, and an increase in the costs to serve increased local loads and contractual obligations described above;
* A $1.6 million loss accrued as a result of the extension of the Company's 1998 retail rate case; and
* The incremental cost to replace less expensive power we had purchased from Merrimack Unit #2 under a contract that expired in April 1998.

     These  increases  were  partially  offset  by:

* The absence in the first quarter of 1999 of a $4.6 million loss accrued in the first quarter of 1998 related to our long-term Hydro-Quebec power contract
as  a  result  of  the     VPSB  order  in  our  1997  rate  case;  and
* A $1.4 million reversal in the first quarter of 1999 of a $5.25 million loss accrued in the fourth quarter of 1998 resulting from the continued disallowance of Hydro-Quebec power costs during 1999;
* A $1.4 million decline in small power producer costs due to unusual precipitation patterns.

We have deferred $1.1 million in arbitration costs related to our pursuit of claims against Hydro-Quebec arising from its suspension of deliveries during and after the 1998 ice storm. The Company has received an accounting order from the VPSB providing for the deferral of these charges, subject to final determination in a future rate proceeding. We believe it is probable that the arbitration costs will ultimately be recovered in rates.

OTHER  OPERATING  EXPENSES
      Other operating expenses decreased 27.4 percent or $1.5 million in the third quarter of 1999 compared to the same period in 1998. In 1998, we recognized a $1.4 million estimated loss arising as a result of our intention to terminate our corporate headquarters lease. For the nine months ended September 30,1999, other operating expenses decreased 8.9 percent or $1.3 million from the same 1998 period. The decrease resulted from the estimated loss in 1998 and the elimination in 1999 of $1.2 million in deferred credits relating to the lease and sale of our former corporate headquarters, in part offset by increased costs associated with our reorganization. We negotiated the purchase of the operating lease for our corporate headquarters and sold the facility on April 29, 1999.

TRANSMISSION  EXPENSES
     Transmission expenses increased by $1.33 million or 55.6% for the three months ended September 30, 1999 as compared to the same period in 1998. The increase was primarily due to a reclassification between transmission and power supply costs that arose in conjunction with the deregulation of energy markets in New England. The reclassification had no impact on earnings. For the nine months ended September 30, 1999, transmission expenses increased 15.9% primarily due to restructuring costs associated with the creation of the ISO as the clearing house for power trades in New England and also due to our increased tree trimming expenses.

MAINTENANCE  EXPENSES
     Our maintenance expenses increased 31.5 percent or $378,000 in the third quarter of 1999 compared to the same period in 1998 due to the amortization of tree trimming and storm costs incurred during prior periods. For the nine months ended September 30, 1999, maintenance expenses increased 37.6 percent or $1.4 million compared to the same period in 1998 for the same reason. The increases for both the three and nine month periods ended September 30, 1999 reflect the provisions of the MOU, which suspended our 1998 retail rate case in November, 1998, and provided for a seven year amortization of costs incurred during the severe ice storm of January 1998, an increase of $1 million in rights of way maintenance and pole treatment programs and increased amortization of previously deferred tree trimming and storm costs.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses were substantially unchanged in the third quarter of 1999 as compared to the same period in 1998. For the first nine months of 1999, depreciation and amortization expense increased $151,000 or 2.1 percent from the first nine months of 1998 due to higher amortization of previously deferred energy conservation, software and workforce reduction costs that were partially offset by the suspension in March 1998 of amortization charges related to the Pine Street Barge Canal site as discussed under Part I,
Item  1,  "Environmental  matters".

TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes decreased 2.2 percent or $37,000 in the third quarter of 1999 compared with the same period in 1998, reflecting property tax increases. Other taxes decreased $230,000 or 4.2 percent in the nine month period ended September 30, 1999 compared to 1998 due to reappraisals in certain municipalities that reduced property taxes during the first half of 1999.

INCOME  TAXES
     Income taxes decreased $1.1 million in the third quarter of 1999 compared to the same period in 1998 due to a decrease in pretax book income for core electric operations. Income taxes increased by $866,000 for the nine months ended September 30, 1999 over 1998 due to an increase in pretax book income for core electric operations.

OTHER  INCOME
     Other income for the three months ended September 30, 1999 decreased approximately $507,000 or 51.4 percent over the same 1998 period due primarily to decreases in earnings from affiliated companies and subsidiaries as well as a decline in interest income due under an agreement with one of our power suppliers. Gains from the 1999 sale of our remaining interest in GMER and a $900,000 write-off of our investment in the Searsburg wind facility in 1998 under orders issued by the VPSB are reflected in the $1.6 million increase in other income for the nine months ended September 30, 1999 compared to the first nine months of 1998.

INTEREST  CHARGES
     Interest charges decreased 13.9 percent or $280,000 in the third quarter of 1999 over the same period in 1998 primarily due to a reduction in long-term and short-term debt outstanding.
Interest charges decreased $478,000 or 8.2 percent in the first nine months of 1999 compared to the first nine months of 1998 for the same reason.


                         LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended September 30, 1999, we spent $14.6 million principally for expansion and improvements of our transmission and distribution plant, for programs to help our customers conserve electricity (conservation), for expenditures related to the Pine Street Barge Canal site, and for computer information systems. We expect to spend an additional $5.4 million during the remainder of 1999.

     On June 23, 1999, we renewed a revolving credit agreement with Fleet National Bank and State Street Bank and Trust Company. The agreement is for a period of 364 days and will expire on June 21, 2000. The commitment of $15 million represents a reduction from the previous commitment of $45 million. We believe the amounts available under the new agreement will be sufficient to meet our forecasted borrowing requirements during the 364-day period. We had $4.3 million of borrowings outstanding on the revolving credit agreement at September 30, 1999. On October 1, 1999, State Street's commercial banking assets, including our revolving credit agreement, became part of Citizens Financial Group.

     There are a number of future events that, singularly or in combination, could lead the banks to refuse to allow further borrowings under the existing credit agreement, to seek to enter into a new credit agreement that has terms that are less advantageous to the Company, and/or to immediately call in all outstanding loans. Some of those events are:
* The VPSB issues an order in our currently suspended 1998 rate case that triggers a material adverse change for the Company; or
* Hydro-Quebec is unwilling to make new arrangements regarding the cost of our long-term contract with it; or
*     Adverse  accounting  treatment  under  SFAS  5  and  SFAS  71 is required.

     The  credit  ratings  of  the  Company's  securities  are:

                      Duff  &  Phelps   Moody's   Standard  &  Poor's
                      ---------------   -------   -------------------
First  mortgage  bonds        BBB         Baa3         BBB
Unsecured  medium  term  debt  BBB-        --           --
Preferred  stock             BB+         ba2          BB

On August 25, 1999, Moody's Investor Service downgraded the rating of the Company's outstanding preferred stock to "ba2" from "ba1". Duff & Phelps' and Standard & Poor's credit ratings for the Company remain on Rating Watch-Down and Credit Watch Negative, respectively, due to the high level of regulatory and public policy uncertainty in Vermont and certain positions argued by the Department in our rate cases.

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

     The following table summarizes the status at September 30, 1999 of our progress toward achieving Year 2000 readiness. The figures set forth in the table represent the estimated extent to which each phase of the Year 2000 project for software applications and embedded systems have been completed.



                    Software          Embedded
                    Applications      Systems
                     ---------------------
    Inventory       100%               100%
    Assessment      100%               100%
    Renovation      100%               100%
    Testing         95%                100%
    Implementation  95%                100%



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

     The total cost of upgrading software that would not otherwise be replaced in accordance with our business plans is approximately $376,000. Approximately $198,000 has been expended as of September 30, 1999, for external labor, hardware and software costs, and for the costs of employees who are dedicated to the Year 2000 project. The foregoing amounts do not include the cost of new software applications installed as a result of strategic replacement projects described earlier. Such replacement projects have not been accelerated because of Year 2000 issues.

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


                              WORKFORCE REDUCTIONS

     Through GMPworks, our internal efficiency effort, we are examining critically all work done at the Company. Through the third quarter of 1999, approximately 90 employees out of a population of 290 as of the beginning of the year have elected to leave through early retirement or separation programs. During the second quarter, we recorded a liability of $6.0 million representing our estimate of pension and separation costs related to the programs. We also recorded a regulatory asset of $6.0 million consistent with past rate treatment. During the third quarter, we reduced the liability and related regulatory asset by $1.3 million due primarily to the recognition of past pension asset gains. This transaction had no impact on earnings. We continue to believe that it is probable that we will receive future revenues to recover these costs.

                    POTENTIAL  LEGISLATION

     During November 1999, United States Senator Jeffords attached an amendment to legislation approved by the Senate that may void the contracts between Vermont utilities and Hydro-Quebec. It is unclear at this time what the consequences of such legislation might be if the bill becomes law next year.

                                                                 28
                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                               SEPTEMBER 30, 1999
                               ------------------
                           PART II - OTHER INFORMATION
                           ---------------------------


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

NONE





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



GREEN  MOUNTAIN  POWER  CORPORATION
-----------------------------------
                                         (Registrant)



Date:November  14,  1999            /s/  Nancy  Rowden  Brock
                           ----------------------------------
                            Nancy  Rowden  Brock,  Vice  President,
                             Chief  Financial  Officer  and
                             Treasurer



Date:November  14,  1999             /s/  R.  J.  Griffin
                              ---------------------------
                            R.  J.  Griffin,  Controller