Form 10-Q
period 2000-03-31
GREEN MOUNTAIN POWER CORP
filed 2000-05-15
CIK 43704

May  12,  2000
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                 --------------

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
                                                      ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    CLASS  -  COMMON  STOCK        OUTSTANDING  AT  APRIL  28,  2000
---------------------------      -----------------------------------
    $3.33  1/3  PAR  VALUE                          5,481,977


PART  I,  ITEM  1
CONSOLIDATED  BALANCE  SHEETS
GREEN  MOUNTAIN  POWER  CORPORATION

                                                   UNAUDITED
                                                   ----------
                                                    MARCH 31   MARCH 31   DECEMBER 31
                                                      2000       1999         1999
                                                   ----------  ---------  ------------
(In thousands)
ASSETS
UTILITY PLANT
  Utility plant, at original cost . . . . . . . .  $  285,071  $ 276,614  $    283,917
  Less accumulated depreciation . . . . . . . . .     105,490     96,804       102,854
                                                   ----------  ---------  ------------
  Net utility plant . . . . . . . . . . . . . . .     179,581    179,810       181,063
  Property under capital lease. . . . . . . . . .       7,038      7,696         7,038
  Construction work in progress . . . . . . . . .       5,310      7,699         4,795
                                                   ----------             ------------
    Total utility plant, net. . . . . . . . . . .     191,929    195,205       192,896
                                                   ----------  ---------  ------------
OTHER INVESTMENTS
  Associated companies, at equity . . . . . . . .      14,653     15,057        14,545
  Other investments . . . . . . . . . . . . . . .       5,990      5,763         6,120
                                                   ----------             ------------
    Total other investments . . . . . . . . . . .      20,643     20,820        20,665
                                                   ----------  ---------  ------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .       7,514     11,574           656
  Accounts receivable, customers and others,
  less allowance for doubtful accounts
    of $398 and $449. . . . . . . . . . . . . . .      20,339     18,457        18,503
  Accrued utility revenues. . . . . . . . . . . .       7,019      6,223         6,969
  Fuel, materials and supplies, at average cost .       3,272      3,140         3,290
  Prepayments . . . . . . . . . . . . . . . . . .       1,591      1,893         3,438
  Other . . . . . . . . . . . . . . . . . . . . .         217        213           382
                                                   ----------             ------------
    Total current assets. . . . . . . . . . . . .      39,952     41,500        33,238
                                                   ----------  ---------  ------------
DEFERRED CHARGES
  Demand side management programs . . . . . . . .       7,158      9,493         7,640
  Purchased power costs . . . . . . . . . . . . .      11,281      4,062         7,435
  Pine Street Barge Canal . . . . . . . . . . . .       8,700      5,000         8,700
  Other . . . . . . . . . . . . . . . . . . . . .      17,456      8,689        18,078
                                                   ----------             ------------
    Total deferred charges. . . . . . . . . . . .      44,595     27,244        41,853
                                                   ----------  ---------  ------------

NON-UTILITY
  Cash and cash equivalents . . . . . . . . . . .          41        149            40
  Other current assets. . . . . . . . . . . . . .           8      2,682             8
  Property and equipment. . . . . . . . . . . . .         253        431           253
  Intangible assets . . . . . . . . . . . . . . .           -      1,585             -
  Equity investment in energy related businesses.           -     11,804             -
  Business segment held for disposal. . . . . . .       9,797          -         9,477
  Other assets. . . . . . . . . . . . . . . . . .       1,306      9,664         1,321
                                                                          ------------
    Total non-utility assets. . . . . . . . . . .      11,405     26,315        11,099
                                                   ----------  ---------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $  308,524  $ 311,084  $    299,751
                                                   ==========  =========  ============



The accompanying notes are an integral part of the consolidated financial statements.







CONSOLIDATED  BALANCE  SHEETS
GREEN  MOUNTAIN  POWER  CORPORATION

                                                     UNAUDITED
                                                    -----------
                                                     MARCH 31     MARCH 31    DECEMBER 31
                                                       2000         1999         1999
                                                    -----------  ----------  -------------
(In thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity
  Common stock, $3.33 1/3 par value,
  authorized 10,000,000 shares (issued
  5,463,948, 5,342,381 and 5,425,571). . . . . . .  $   18,215   $  17,799   $     18,085
  Additional paid-in capital . . . . . . . . . . .      72,766      72,123         72,594
  Retained earnings. . . . . . . . . . . . . . . .      13,046      19,425         10,344
  Treasury stock, at cost (15,856 shares). . . . .        (378)       (378)          (378)
                                                    -----------  ----------  -------------
    Total common stock equity. . . . . . . . . . .     103,649     108,969        100,645
  Redeemable cumulative preferred stock. . . . . .      12,795      14,435         12,795
  Long-term debt, less current maturities. . . . .      81,800      88,500         81,800
                                                    -----------  ----------  -------------
    Total capitalization . . . . . . . . . . . . .     198,244     211,904        195,240
                                                    -----------  ----------  -------------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . . .       7,038       7,696          7,038
                                                    -----------  ----------  -------------
CURRENT LIABILITIES
  Current maturities of preferred stock. . . . . .       1,640       1,650          1,640
  Current maturities of long-term debt . . . . . .       6,700       1,700          6,700
  Short-term debt. . . . . . . . . . . . . . . . .           -           -          7,900
  Accounts payable, trade and accrued liabilities.       6,814       4,826          6,684
  Accounts payable to associated companies . . . .       7,057       5,664          6,577
  Dividends declared . . . . . . . . . . . . . . .         285         364            285
  Customer deposits. . . . . . . . . . . . . . . .         351         361            361
  Taxes accrued. . . . . . . . . . . . . . . . . .         756       2,472              -
  Interest accrued . . . . . . . . . . . . . . . .       1,883       1,888          1,169
  Deferred revenues. . . . . . . . . . . . . . . .       7,163       6,146              -
  Other. . . . . . . . . . . . . . . . . . . . . .       5,371       3,803          7,032
                                                                             -------------
    Total current liabilities. . . . . . . . . . .      38,020      28,874         38,348
                                                    -----------  ----------  -------------
DEFERRED CREDITS
  Accumulated deferred income taxes. . . . . . . .      25,718      23,780         25,201
  Unamortized investment tax credits . . . . . . .       3,907       4,189          3,978
  Pine Street Barge Canal site cleanup . . . . . .       8,985       5,000          8,815
  Other. . . . . . . . . . . . . . . . . . . . . .      26,612      21,734         21,131
                                                                             -------------
    Total deferred credits . . . . . . . . . . . .      65,222      54,703         59,125
                                                    -----------  ----------  -------------
COMMITMENTS AND CONTINGENCIES

NON-UTILITY
  Current liabilities. . . . . . . . . . . . . . .           -         525              -
  Other liabilities. . . . . . . . . . . . . . . .           -       7,382              -
                                                    -----------  ----------  -------------
    Total non-utility liabilities. . . . . . . . .           -       7,907              -
                                                    -----------  ----------  -------------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . . .  $  308,524   $ 311,084   $    299,751
                                                    ===========  ==========  =============



The accompanying notes are an integral part of the consolidated financial statements.



 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS


FOR THE THREE MONTHS ENDED
MARCH 31,
                                                                              2000      1999
                                                                            --------  --------
(In thousands, except per share data)
 OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $67,712   $59,018
                                                                            --------  --------
 OPERATING EXPENSES
 Power Supply
 Vermont Yankee Nuclear Power Corporation. . . . . . . . . . . . . . . . .    8,060     8,359
 Company-owned generation. . . . . . . . . . . . . . . . . . . . . . . . .    1,204     1,025
 Purchases from others . . . . . . . . . . . . . . . . . . . . . . . . . .   36,646    28,506
 Other operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,627     5,292
 Transmission. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,483     2,695
 Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,626     1,570
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    4,167     4,240
 Taxes other than income . . . . . . . . . . . . . . . . . . . . . . . . .    2,027     1,814
 Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,259     1,611
                                                                                      --------
    Total operating expenses . . . . . . . . . . . . . . . . . . . . . . .   63,099    55,112
                                                                            --------  --------
 OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,613     3,906
                                                                            --------  --------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations . . . . . . .      624     1,335
 Allowance for equity funds used during construction . . . . . . . . . . .       62        20
 Other income (deductions), net. . . . . . . . . . . . . . . . . . . . . .      185        53
                                                                                      --------
    TOTAL OTHER INCOME (DEDUCTIONS). . . . . . . . . . . . . . . . . . . .      871     1,408
                                                                            --------  --------
 INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . . . . . . . . .    5,484     5,314
                                                                            --------  --------
 Interest charges
 Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,661     1,703
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      144       150
 Allowance for borrowed funds used during construction . . . . . . . . . .      (40)      (14)
                                                                                      --------
    TOTAL INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .    1,765     1,839
                                                                            --------  --------
 INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . . . . .    3,719     3,475
 DISCONTINUED OPERATIONS
 Dividends on preferred stock. . . . . . . . . . . . . . . . . . . . . . .      270       305
                                                                            --------  --------
 Income (loss) from continuing operations. . . . . . . . . . . . . . . . .    3,449     3,170
 Net income (loss) from discontinued segment
 operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -      (522)
 Loss on disposal, including provisions for
 operating losses during phaseout period . . . . . . . . . . . . . . . . .        -         -
                                                                            --------  --------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . .  $ 3,449   $ 2,648
                                                                            ========  ========
 Common stock data
 Basic and diluted earnings (loss) per share from discontinued operations.  $  0.00    ($0.10)
 Basic and diluted earnings (loss) per share from continuing operations. .     0.63      0.60
 Basic and diluted earnings (loss) per share . . . . . . . . . . . . . . .     0.63      0.50
 Cash dividends declared per share . . . . . . . . . . . . . . . . . . . .     0.14      0.14
 Weighted average shares outstanding . . . . . . . . . . . . . . . . . . .    5,437     5,318

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Balance - beginning of period . . . . . . . . . . . . . . . . . . . . . .  $10,344   $17,508
 Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,719     2,953
 Cash Dividends-redeemable cumulative preferred stock. . . . . . . . . . .     (270)     (305)
 Cash Dividends-common stock . . . . . . . . . . . . . . . . . . . . . . .     (747)     (731)
 Balance - end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $13,046   $19,425
                                                                            ========  ========


 The accompanying notes are an integral part of the consolidated financial statements.




 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS


FOR THE TWELVE MONTHS ENDED
MARCH 31,
                                                                              2000       1999
                                                                            ---------  ---------
(In thousands, except per share data)
 OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $259,741   $196,391
                                                                            ---------  ---------
 OPERATING EXPENSES
 Power Supply
 Vermont Yankee Nuclear Power Corporation. . . . . . . . . . . . . . . . .    34,688     33,147
 Company-owned generation. . . . . . . . . . . . . . . . . . . . . . . . .     5,761      4,602
 Purchases from others . . . . . . . . . . . . . . . . . . . . . . . . . .   150,839     87,312
 Other operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,917     22,167
 Transmission. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,589      9,823
 Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,783      5,558
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    16,114     15,874
 Taxes other than income . . . . . . . . . . . . . . . . . . . . . . . . .     7,507      7,100
 Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,890      1,745
                                                                                       ---------
    Total operating expenses . . . . . . . . . . . . . . . . . . . . . . .   251,088    187,328
                                                                            ---------  ---------
 OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,653      9,063
                                                                            ---------  ---------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations . . . . . . .     1,700      2,771
 Allowance for equity funds used during construction . . . . . . . . . . .       176         70
 Other income (deductions), net. . . . . . . . . . . . . . . . . . . . . .     1,040        862
                                                                                       ---------
    TOTAL OTHER INCOME (DEDUCTIONS). . . . . . . . . . . . . . . . . . . .     2,916      3,703
                                                                            ---------  ---------
 Income before interest charges. . . . . . . . . . . . . . . . . . . . . .    11,569     12,766
                                                                            ---------  ---------
 Interest charges
 Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,674      6,896
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       552        950
 Allowance for borrowed funds used during construction . . . . . . . . . .      (117)       (71)
                                                                                       ---------
    TOTAL INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .     7,109      7,775
                                                                            ---------  ---------
 INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . . . . .     4,460      4,991
 DISCONTINUED OPERATIONS
 Dividends on preferred stock. . . . . . . . . . . . . . . . . . . . . . .     1,119      1,260
                                                                            ---------  ---------
 Income (loss) from continuing operations. . . . . . . . . . . . . . . . .     3,341      3,731
 Net income (loss) from discontinued segment
 operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (82)    (1,851)
 Loss on disposal, including provisions for
 operating losses during phaseout period . . . . . . . . . . . . . . . . .    (6,676)         -
                                                                            ---------  ---------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . .   ($3,417)  $  1,880
                                                                            =========  =========
 Common stock data
 Basic and diluted earnings (loss) per share from discontinued operations.    ($1.25)    ($0.35)
 Basic and diluted earnings (loss) per share from continuing operations. .      0.62       0.71
 Basic and diluted earnings (loss) per share . . . . . . . . . . . . . . .     (0.63)      0.36
 Cash dividends declared per share . . . . . . . . . . . . . . . . . . . .      0.55       0.83
 Weighted average shares outstanding . . . . . . . . . . . . . . . . . . .     5,390      5,273

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Balance - beginning of period . . . . . . . . . . . . . . . . . . . . . .  $ 19,425   $ 21,884
 Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ($2,298)  $  3,140
 Cash Dividends-redeemable cumulative preferred stock. . . . . . . . . . .    (1,119)    (1,260)
 Cash Dividends-common stock . . . . . . . . . . . . . . . . . . . . . . .    (2,962)    (4,339)
 Balance - end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $ 13,046   $ 19,425
                                                                            =========  =========


 The accompanying notes are an integral part of the consolidated financial statements.




 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 GREEN  MOUNTAIN  POWER  CORPORATION

    FOR  THE  THREE  MONTHS  ENDED  MARCH  31,

                                                             2000      1999
                                                           --------  --------
(In thousands)
OPERATING ACTIVITIES:
Net Income (Loss) . . . . . . . . . . . . . . . . . . . .  $ 3,449   $ 2,953
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . .    4,167     4,240
  Dividends from associated companies less equity income.     (111)      (10)
  Allowance for funds used during construction. . . . . .     (102)      (34)
  Amortization of purchased power costs . . . . . . . . .    1,500     1,889
  Deferred income taxes . . . . . . . . . . . . . . . . .      518       391
  Deferred revenues . . . . . . . . . . . . . . . . . . .    7,163     6,146
  Provision for loss on segment disposal. . . . . . . . .        -         -
  Deferred purchased power costs. . . . . . . . . . . . .       54      (243)
  Deferred arbitration costs. . . . . . . . . . . . . . .     (457)        -
  Amortization of investment tax credits. . . . . . . . .      (71)      (71)
  Environmental proceedings costs . . . . . . . . . . . .      (80)     (243)
  Conservation expenditures . . . . . . . . . . . . . . .     (462)     (311)
  Changes in:
    Accounts receivable . . . . . . . . . . . . . . . . .   (1,836)      519
    Accrued utility revenues. . . . . . . . . . . . . . .      (50)      388
    Fuel, materials and supplies. . . . . . . . . . . . .       18        (1)
    Prepayments and other current assets. . . . . . . . .      773     5,156
    Accounts payable. . . . . . . . . . . . . . . . . . .      611    (2,106)
    Taxes accrued . . . . . . . . . . . . . . . . . . . .    1,997     2,102
    Interest accrued. . . . . . . . . . . . . . . . . . .      714       685
    Other current liabilities . . . . . . . . . . . . . .   (1,671)   (1,624)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .    1,569       650
                                                           --------  --------
  Net cash provided by continuing operations. . . . . . .   17,691    20,476
  Net change in discontinued segment. . . . . . . . . . .     (320)        -
                                                           --------  --------
  Net cash provided by operating activities . . . . . . .   17,371    20,476

INVESTING ACTIVITIES:
Construction expenditures . . . . . . . . . . . . . . . .   (1,852)   (1,539)
Investment in nonutility property . . . . . . . . . . . .      (44)       19
                                                           --------  --------
  Net cash provided by (used in) investing activities . .   (1,896)   (1,520)
                                                           --------  --------

FINANCING ACTIVITIES:
Issuance of common stock. . . . . . . . . . . . . . . . .      301       297
Short-term debt, net. . . . . . . . . . . . . . . . . . .   (7,900)   (7,000)
Cash dividends. . . . . . . . . . . . . . . . . . . . . .   (1,017)   (1,036)
Reduction in preferred stock. . . . . . . . . . . . . . .        -         -
Reduction in long-term debt . . . . . . . . . . . . . . .        -       (84)
                                                           --------  --------

  Net cash provided by (used in) financing activities . .   (8,616)   (7,823)
                                                           --------  --------
Net increase in cash and cash equivalents . . . . . . . .    6,859    11,133

Cash and cash equivalents at beginning of period. . . . .      696       590
                                                           --------  --------

Cash and cash equivalents at end of period. . . . . . . .  $ 7,555   $11,723
                                                           ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
  Interest (net of amounts capitalized) . . . . . . . . .  $ 1,029   $ 1,103
  Income taxes, net . . . . . . . . . . . . . . . . . . .        -         -


The accompanying notes are an integral part of the consolidated financial statements.



GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2000

PART  I  --  ITEM  1

1.     SIGNIFICANT  ACCOUNTING  POLICIES

     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and includes other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1999 filed on Form 10-K, and the Form 8-K filed on April 19, 2000, are adequate to make the information presented not misleading.

     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. We charge our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These are called seasonally differentiated rates. In order to eliminate the impact of the seasonally differentiated rates, we defer some of the revenues from those four months and account for them in later periods when we have lower revenues or higher costs. By deferring certain revenues we are able to better match our revenues to our costs. On March 31, 2000, there was deferred revenue of $7.2 million compared with $6.1 million at March 31, 1999. These deferred revenues are accreted into revenue throughout the current year.

UNREGULATED  OPERATIONS

     We  have  or  have  had  unregulated,  wholly-owned subsidiaries:  Mountain
Energy, Inc. ("MEI"), Green Mountain Propane Gas Company Limited ("GMPG"), GMP Real Estate Corporation, Lease-Elec, Inc., Green Mountain Resources, Inc. ("GMRI"), and Green Mountain Energy Resources, LLC("GMER"). Lease-Elec, Inc. has been inactive for a number of years and was dissolved April 3, 2000. GMER's sale was completed in the first quarter of 1999. On June 30, 1999, we decided to sell the assets of MEI, and report its results as income (loss) from operations of a discontinued segment. See the disclosure under the caption "Segments and Related Information" for a more detailed discussion. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries (excluding MEI) and the rental water heater program are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements.

2.     INVESTMENT  IN  ASSOCIATED  COMPANIES

     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).


VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION
Percent  ownership:  17.9%  common


                       Three months ended
in thousands                March 31
                              2000           1999
                       -------------------  -------
Gross Revenue . . . .  $            40,692  $43,777
Net Income Applicable                1,744    1,656
      to Common Stock
Equity in Net Income.                  314      294

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

     As a condition of the sale, Vermont Yankee's current owners will make a one-time and final payment of approximately $54.3 million to pre-pay the plant's decommissioning fund. The final payment may vary depending on the earnings of the decommissioning trust fund during the period prior to completion of the sale. In return, AmerGen will assume full responsibility for all future operating costs and the obligation to decommission the plant at the end of its life. The Company has agreed to buy power from the plant for periods that may extend up to twelve years. The Company and the other current owners are also responsible to Vermont Yankee for their share of the unrecovered plant and other costs resulting from the sale.



Vermont  Electric  Power  Company
Percent  Ownership:  29.5%  common
                   30.0%  preferred


                      Three months ended
in thousands               March 31
                             2000           1999
                      -------------------  ------
Gross Revenue. . . .  $             6,715  $6,934
Net Income . . . . .                  273     292
Equity in Net Income                   84      86

3.  COMMITMENTS  AND  CONTINGENCIES

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

PINE  STREET  BARGE  CANAL  SITE

     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We have previously been notified by the Environmental Protection Agency ("EPA") that we are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal site in Burlington, Vermont, where coal tar and other industrial materials were deposited. We remain a PRP for other past, ongoing and future response costs. In September 1999, we negotiated a final settlement with the United States, the State of Vermont (State), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. The Consent Decree has been approved by the federal district court, and addresses claims by the EPA for past Pine Street Barge Canal site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.

     As of March 31, 2000, our total expenditures related to the Pine Street Barge Canal site since 1982 were approximately $22.3 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals for a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRP's to provide amounts required to fund the clean up (remediation costs), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and state orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.

     We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, are likely to be in the range of $8.7 to $12.5 million. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset and we believe that it is probable that we will receive future revenues to recover these costs.

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


1997  RETAIL  RATE  CASE

     On June 16, 1997, the Company filed a request with the VPSB to increase retail rates by 16.7 percent ($26 million in additional annual revenues) and to increase the target return on common equity from 11.25 percent to 13 percent. In our final submissions to the VPSB we asked for an increase of 14.4 percent ($22 million in additional annual revenues) due to changed estimates of costs to be incurred in the rate year. On March 2, 1998, the VPSB released its Order dated February 27, 1998 in the then pending rate case. The VPSB authorized us to increase our rates by 3.61 percent, which gave us increased annual revenues of $5.6 million.
     The difference between the $22 million we asked for and the $5.6 million the VPSB authorized was due to the following:
* disallowance of the cost of power associated with the Hydro-Qu bec contract discussed below;
*     the  VPSB's  modification  of  our  calculation  of  rate  base;
*     the  exclusion  of  future  capital  projects  from  rate  base;
*     suspension  of  recovery  of  Pine  Street  Barge Canal site expenditures;
* various cost of service reductions in payroll and operations and maintenance; and
*     a  reduction  in our requested allowed return on equity from 13 percent to
11.25  percent.

     The VPSB Order denied us the right to charge customers $5.48 million of the annual costs for power purchased under our contract with Hydro-Qu bec. The VPSB denied recovery of these costs for the following reasons:
* the VPSB claimed that we had acted imprudently by committing to the power contract with Hydro-Qu bec in August 1991 (the imprudence disallowance); and
* to the extent that the costs of power to be purchased from Hydro-Qu bec are now higher than current estimates of market prices for power during the Contract term, after accounting for the imprudence disallowance, the contract power is not "used and useful".

     Generally accepted accounting principles required that we record in the first quarter of 1998 the losses resulting from the disallowed recovery of a portion of the 1998 Hydro-Qu bec power contract costs. The amount charged to income of $4.6 million (pre-tax) was less than the full disallowance because we expected that new rates would become effective in January 1999 as the result of our May 8, 1998 rate filing, discussed below.

     In its February 27, 1998 Order, the VPSB talked about its policies that do not allow a utility to recover imprudent expenditures and the costs of power supply contract purchases that the VPSB decides are not used and useful. The VPSB stated in its Order that the methods and measures used in this rate case were provisional and applied to this rate case only. If the VPSB were to apply the same, or similar, methods and measures that they used in the 1997 rate case Order to future power contract costs in our 1998 Retail Rate Case, we would likely be required to recognize a charge to income of approximately $154 million before income taxes. The $154 million estimate represents primarily the 20 percent disallowance for Hydro-Qu bec power costs that the VPSB considered imprudent in its 1997 order. We are unable to estimate the loss (from disallowance) to be recorded for power purchased after December 31, 2000, if any, until the pending 1998 rate case is completed.

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

     In June 1998, we appealed the VPSB's February 27, 1998 order and the June 8, 1998 reconsideration order to the Vermont Supreme Court. Specifically, we are appealing the VPSB's determination that we were imprudent in committing to the Hydro-Qu bec contract in August 1991, and its ruling that because the contract power is priced over-market under current forecasts of market prices, it is therefore considered "not used and useful". The Company asserts, among other arguments, that the VPSB's order deprives the Company's shareholders of their property in an unconstitutional manner. The Court, with briefs and arguments completed, has the appeal under advisement. If not changed, the VPSB's decision could have a significant negative impact on our reported financial condition, and could impact our credit ratings, dividend policy and financial viability.

1998  RETAIL  RATE  CASE

     On May 8, 1998, we filed a request with the VPSB to increase our retail rates by 12.93 percent. We requested the retail rate increase because of the following:
*  The  higher  cost  of  power;
*  The  cost  of  the  January  1998  ice  storm;  and
*  Investments  in  new  plant  and  equipment.

     On November 18, 1998, by Memorandum of Understanding (MOU), the Company, the Department and IBM agreed to stay rate proceedings in the 1998 rate case until or after September 1, 1999, or such earlier date as the parties may later agree to or the VPSB may order. The agreement to suspend our 1998 rate case delayed the date of a final decision on the 1998 rate case to December 15, 1999, and we recognized an additional loss of $5.25 million in the last quarter of 1998 representing the effect of the continued disallowance of Hydro-Qu bec costs through December 15, 1999. The MOU provided for a 5.5% temporary retail rate increase, to produce $8.9 million in annualized additional revenue, effective with service rendered December 15, 1998. In the event that the VPSB issues a final order that allows a retail rate increase that is less than the temporary rates, all sums collected in excess of such final rates would be refunded by adjusting rates on a prospective basis, by customer class, to reflect the appropriate refund amounts. At March 31, 2000, total revenues subject to refund are approximately $13.3 million. An additional surcharge was permitted, without further VPSB order, in order to produce additional revenues necessary to provide the Company with the capacity to finance 1999 Pine Street Barge Canal site expenditures. The MOU was approved by the VPSB on December 11, 1998. The MOU did not provide for any specific disallowance of power costs under our purchase power contract with Hydro-Qu bec. Issues respecting recovery of such power costs were preserved for future proceedings. Also, in the event that the Vermont Supreme Court issues an order reversing the VPSB's orders in our 1997 rate case prior to issuance of a final order in the 1998 rate case, any resulting adjustments in rates will not become effective until the VPSB issues a final order in the 1998 rate case. The MOU provides that nothing in it will reduce or limit our entitlement to full recovery of any amounts due us if we should prevail on the appeal.

     The stay and suspension of this pending rate case and the temporary rate levels agreed to in the MOU were designed to allow us to continue to provide adequate and efficient service to our customers while we seek mitigation of power supply costs.

     On September 7 and December 17, 1999, the VPSB issued Orders approving two amendments to the MOU that the Company had entered into with the Department and IBM. The two amendments continued the stay of proceedings until September 1, 2000, with a final decision expected by December 31, 2000. The amendments maintained the other features of the original MOU, and the second amendment provides for a temporary rate increase of 3 percent, in addition to the current temporary rate level, effective as of January 1, 2000. The temporary rates are still subject to refund in the final rate case decision, if the final rates set are lower than the temporary rates. The Court dismissed an appeal by one party to the rate case, the American Association of Retired Persons (AARP), which argued that the VPSB should have ordered the Company to post a bond or escrow for the temporary rate increase.

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

     We meet these criteria presently, and the application of SFAS 71 requires we defer certain costs that would typically be accounted for as expense in an unregulated entity; these costs are referred to as deferred charges or regulatory assets. Our ability to defer a cost is subject to our ability to provide evidence that the following additional criteria are met:
* it is probable that the inclusion of the capitalized (deferred) cost in allowed costs for rate making purposes will provide future revenue in an amount at least equal to the capitalized (deferred) cost; and
* the future revenue will be provided to permit recovery of the previously incurred cost rather than to provide for expected levels of similar future costs.

     If the VPSB does not modify its ruling that the costs of power purchased from Hydro-Qu bec are above estimated market rates and are not used and useful and, therefore, a portion of such costs is not recoverable, we would likely conclude that the VPSB has changed its approach to setting rates from cost-based rate making to another form of regulation. We would then be required to discontinue application of SFAS 71 and eliminate all regulatory assets and liabilities that arose from prior actions of the VPSB. The write-off of these regulatory assets and liabilities, net of any tax effects, would be charged to income as an extraordinary item for the financial reporting period in which the discontinuation of SFAS 71 occurs.

     Based on the March 31, 2000 balance sheet, if we are required to discontinue the application of SFAS 71, we would be required to recognize an after-tax charge to earnings of approximately $28.5 million attributable to net regulatory assets.

POWER  SUPPLY  AND  TRANSMISSION

     An agreement with Hydro-Qu bec allows their right to exercise an option to purchase power from the Company at energy prices based on a 1987 contract. During the first quarter of 2000, Hydro-Qu bec exercised its purchase option for delivery of a of 135,700 MWh during the months of June, July and August of 2000. The Company's temporary rate settlement of December 1999 includes revenues in 2000 sufficient to provide for estimated net costs of replacing power purchased by Hydro-Qu bec of approximately $6.5 million. The Company recognized $1.6 million in expense during the quarter ended March 31, 2000 to reflect these estimated costs. A regulatory asset of $4.9 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power for 2000. It is possible our estimate of future power supply costs could differ materially from actual results.

     Transmission expense may rise due to the failure of unique equipment connecting Vermont's transmission system to that of New York. Vermont Electric Power Company, Inc. (VELCO) owns and operates most of the high voltage transmission system in Vermont. The Company is responsible for approximately 30 percent of VELCO's costs. Until the equipment is replaced, Vermont Electric Power Company (VELCO) will likely have to secure other generation or transmission capacity to maintain system reliability. VELCO believes it will receive the necessary regulatory approvals in time to allow it to maintain system reliability, but cannot control the timing or content of regulatory responses. If approvals are not received or are delayed, or if VELCO is otherwise unable to carry out plans referred to above, conditions may arise that will require VELCO to impose one or more blackouts in the Chittenden County, Vermont area pending the installation of other system improvements. The cost of the interim facilities VELCO plans to install will be substantial(estimated at $4.5 million through January 2001). VELCO is seeking to have such costs spread among all electric utilities in New England. The probability of securing such cost sharing is uncertain at this time.


4.  SEGMENTS  AND  RELATED  INFORMATION

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

     MEI is an unregulated business that invests in energy generation, energy efficiency and wastewater treatment projects. As of June 30, 1999, we classified MEI's net assets and liabilities as "Business Segment Held for Sale", reflecting the Company's intent to sell MEI's assets within the next twelve months. Previously, investment in MEI appeared as a separate caption, "Equity Investment in Energy Related Business" in the nonutility section of the consolidated balance sheet.


     Subsequent to June 30, 1999, the Company's provisions for loss on disposal totaled $6.7 million or $1.25 per share, primarily to recognize estimated future losses from the expected sale of MEI's assets, including anticipated operating losses until expected disposal. The provisions for loss from discontinued operations reflect the Company's current estimate. The ultimate loss remains subject to the consummation of the sale or other disposition, and could exceed amounts recorded. Results of operations for MEI are now reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Provisions for loss on disposal are reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Segment information compared with the Company's results includes the following:


Segment  reconciliation


                                Three months ended
In thousands except                  March 31         March 31
per share data                         2000             1999
                                -------------------  ----------
External revenues
 Electric utility. . . . . . .  $            67,712  $  59,018
 MEI segment . . . . . . . . .                   97        777

Net income (loss) from
  operations
 Electric utility. . . . . . .                3,449      3,170
 MEI segment . . . . . . . . .                    -       (522)
Provision for loss on
 disposal of MEI assets. . . .                    -          -
                                -------------------  ----------
Consolidated net income (loss)  $             3,449  $   2,648
                                ===================  ==========

                                       16




5.  SFAS  133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137, is effective for the Company beginning the first quarter of 2001. SFAS 133 must be applied to (a) derivative instruments and (b) either all derivative instruments embedded in hybrid contracts or those embedded instruments that were issued, acquired, or substantively modified on or after January 1, 1998 or January 1, 1999 (as elected by the Company).
     The Company has a contract with Morgan Stanley to hedge the fair value of fossil fuel prices. We also sometimes use future contracts to hedge forecasted wholesale sales of electric power including material sales commitments. Under SFAS 133, the Company would recognize in earnings the value of hedging instruments to the extent that they are ineffective in hedging exposures related to these contracts.

     The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or the method of adoption of SFAS 133. However, SFAS 133 is likely to increase volatility in earnings and other comprehensive income. The Company has begun analysis of its contracts, including a material sales commitment to Hydro-Qu bec at prices below current market costs. The Company's initial review of the sales commitment indicates that it is a derivative that may require valuation at fair value once SFAS 133 is adopted.

6.     RECLASSIFICATION

     Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.

GREEN  MOUNTAIN  POWER  CORPORATION
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
MARCH  31,  2000

PART  I  --  ITEM  2

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

     There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes," "expects," "plans," or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" and "Year 2000 Computer Compliance" in this section:

*  Regulatory  decisions,  legislation,  or  accounting  changes;
*  Weather;
*  Energy  supply  and  demand  and  pricing;
*  Availability,  terms,  and  use  of  capital;
*  General  economic  and  business  risk;
*  Nuclear  and  environmental  issues;
*  Changes  in  technology;  and
*  Industry  restructuring  and  cost  recovery  (including  stranded  costs).


     These forward-looking statements represent only our estimates and assumptions as of the date of this report.

RESULTS  OF  OPERATIONS

EARNINGS  SUMMARY-  OVERVIEW

In this section, we discuss our earnings and the principal factors affecting them. We separately discuss earnings for the utility business and for our unregulated businesses.


Total  earnings  (loss)  per  share  of  Common  Stock

                                         Three months ended            Twelve months ended
all periods ended March 31,         2000                  1999             2000     1999
                             -------------------  ---------------------  --------  -------
Utility business. . . . . .  $              0.63  $               0.44   $  0.55   $ 0.48
Unregulated businesses. . .                 0.00                  0.16      0.08     0.23
                             -------------------  ---------------------  --------  -------
Earnings(loss) from:. . . .                 0.63                  0.60      0.62     0.71
Continuing operations
Discontinued segment. . . .                 0.00                 (0.10)    (1.25)   (0.35)
                             -------------------  ---------------------  --------  -------
Basic and diluted earnings
  (loss) per share. . . . .  $              0.63  $               0.50    ($0.63)  $ 0.36
                             ===================  =====================  ========  =======

UTILITY  BUSINESS

     The Company recorded earnings from utility operations of $0.63 in the quarter ended March 31, 2000, compared with utility earnings of $0.44 in the first quarter of 1999. Operating income was 18.1 percent, or $707,000 higher in the first quarter of 2000 compared with the first quarter of 1999. A $1.7 million decrease in other operating expense due to our 1999 reorganization effort, higher retail revenues due to a 3.0 percent temporary retail rate increase effective January 2000, and higher sales of electricity were partially offset by higher power supply and transmission costs.

The Company has previously accrued losses for disallowed Hydro-Qu bec power supply contracts pursuant to VPSB orders. Results for the three months ended March 31, 2000 and 1999 do not reflect any disallowed Hydro-Qu bec power supply costs. If these accruals, consistent with generally accepted accounting principles, had not been made, power supply costs would have been $1.9 million and $1.3 million higher for the three months ended March 31, 2000 and 1999, respectively.

UNREGULATED  BUSINESSES

          Earnings from unregulated businesses included in results from continuing operations for the three months ended March 31, 2000 were much less than during the same period in 1999 due to a $606,000 gain on the 1999 sale of our remaining interest in GMER. A financial summary for these businesses, excluding MEI, follows:




                Three months ended
                     March 31         March 31
                       2000             1999
                -------------------  ----------
(In thousands)
Revenue. . . .  $               262  $     271
Expense. . . .                  125       (563)
                -------------------  ----------
Net Income . .  $               137  $     834
                ===================  ==========

DISCONTINUED  SEGMENT  OPERATIONS
     As of June 30, 1999, the Company decided to sell or dispose of MEI, a wholly owned subsidiary that invests in energy generation, energy efficiency and wastewater treatment businesses. Its results are reported separately after income (loss) from continuing operations. MEI's operating loss for the three months ended March 31, 2000 was previously recognized as provision for loss during the last two quarters of 1999. The operating loss for the three months ended March 31, 2000 would have been approximately $879,000 compared with a loss of $522,000 for the same period a year ago.

OPERATING  REVENUES  AND  MWH  SALES



Our revenues from operations, megawatthour (MWh) sales and average number of customers for the three months ended March 31, 2000 and 1999 are summarized below:



                                    Three months ended
       (dollars in thousands)           March 31
                                   2000            1999
                            -------------------  --------
 Operating revenues
     Retail. . . . . . . .  $            49,550  $ 46,771
     Sales for Resale. . .               17,300    11,596
     Other . . . . . . . .                  862       651
                            -------------------  --------
 Total Operating Revenues.  $            67,712  $ 59,018
                            ===================  ========

 MWh sales-Retail. . . . .              520,222   486,473
 MWh sales for Resale. . .              567,685   427,792
                            -------------------  --------
 Total MWh Sales . . . . .            1,087,907   914,265
                            ===================  ========




                               Three months ended
Average Number of Customers         March 31
                                      2000          1999
                               ------------------  ------
    Residential . . . . . . .              72,165  71,423
    Commercial and Industrial              12,574  12,366
    Other . . . . . . . . . .                  64      68
                               ------------------  ------
 Total Number of Customers. .              84,803  83,857
                               ==================  ======




REVENUES

     Revenues from operations in the first quarter of 2000 increased 14.7 percent or $8.7 million compared with the same period in 1999. Operating revenues result from retail and wholesale sales of electricity.

     Retail revenues in the first quarter of 2000 were $2.8 million or 5.9 percent higher than for the same period in 1999 reflecting a 3.0 percent temporary rate increase effective January 1, 2000, and a 6.9 percent increase in retail MWh sales. Sales of electricity increased by 5.8 percent to small commercial and industrial customers, 4.1 percent to residential customers and
11.0  percent  to  lower  margin  industrial  customers.

     We sell wholesale electricity to others for resale. Our revenue from wholesale sales of electricity increased $5.7 million in the first quarter of 2000 compared with the same period in 1999. The increase was due to a power purchase and supply agreement between the Company and Morgan Stanley Capital Group, Inc.("MS"), effective February 1999. Under the agreement, we sell power to MS at predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements.

OPERATING  EXPENSES

POWER  SUPPLY  EXPENSES  -  THREE  MONTHS  ENDED  MARCH  31,  2000

     Power supply expenses increased 21.1 percent or $8.0 million in the first quarter of 2000 over the same period in 1999.

     Power supply expenses decreased 3.6% or $299,000 during the first quarter at Vermont Yankee ("VY"). The decrease was due to a higher than expected refund of property insurance from NEIL and lower billings for maintenance. A proposed sale of the generating plant is previously discussed under Part I, Item 2, "Investment in Associated Companies".

     Company-owned generation expenses increased 17.5 percent or $179,000 in the first quarter of 2000 compared with the same period in 1999 primarily due to higher cost of fuels for steam plants, and higher maintenance costs at Stony Brook, a jointly owned facility.

     The cost of power that we purchased from other companies increased 28.6 percent or $8.1 million in the first quarter of 2000 over the same period in 1999. This was primarily due to a $8.7 million increase reflecting the MS power purchase and supply agreement effective February 1999, as discussed above. The increase was partially offset by reductions in purchases from other energy providers. Power supply costs also rose under an agreement with Hydro-Qu bec. The agreement allows Hydro-Qu bec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract. During the first quarter of 2000, Hydro-Qu bec exercised its purchase option for delivery of 135,700 MWh during the months of June, July and August of 2000. The Company's temporary rate settlement of December 1999 includes revenues in 2000 sufficient to provide for estimated net costs of replacing power purchased by Hydro-Qu bec of approximately $6.5 million. The Company recognized $1.6 million in expense during the quarter ended March 31, 2000 to reflect these estimated costs. A regulatory asset of $4.9 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power for 2000. It is possible our estimate of future power supply costs could differ materially from actual results. The Company has hedged its energy price risk under this agreement through forward purchase contracts. Both the Hydro-Qu bec agreement and the forward purchase contracts are considered derivative instruments as defined by SFAS 133. There may be an impact on earnings upon adoption of SFAS 133, which management has not estimated at this time. See Note 3 to the Consolidated Financial Statements, "Commitments and Contingencies, Power Supply," for additional information.


     The Independent System Operator ("ISO") New England replaced the New England Power Pool("NEPOOL") effective May 1, 1999. The ISO works as a clearinghouse for purchasers and sellers of electricity in the new deregulated markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold.

     We must purchase electricity to meet customer demand during periods of high usage and to replace energy repurchased by Hydro-Qu bec under the option arrangement discussed above. Our costs to serve demand during periods of warmer than normal temperatures in summer months and to replace such energy repurchases by Hydro-Qu bec rose substantially after the ISO replaced NEPOOL as the governing power supply. The cost of securing future power supplies has also risen substantially in tandem with higher summer supply costs. The Company cannot predict the duration or the extent to which future prices will continue to trade above historical levels of cost. If the new markets continue to experience the volatility evident in the first half of 1999, our earnings and cash flow could be adversely impacted by a material amount.

     During the three months ended March 31, 2000, the Company deferred an additional $456,000 in arbitration costs related to our pursuit of claims against Hydro-Qu bec arising from its suspension of deliveries during and after the 1998 ice storm. The Company has received an accounting order from the VPSB providing for the deferral of these charges, subject to final determination in a future rate proceeding. We believe it is probable that the arbitration costs will ultimately be recovered in rates.

OTHER  OPERATING  EXPENSES

      Other operating expenses decreased 31.4 percent or $1.7 million in the first quarter of 2000 compared with the same period in 1999. The reduction in expense reflects the Company's reorganization efforts and includes the absence of reorganization costs which were incurred in 1999, fewer employees, and reductions in lease expense and facilities costs due to the sale of our corporate headquarters building in 1999. The 1999 quarter included a benefit of $1.6 million in expense reductions for an adjustment to a prior accrual for estimated losses on the sale of our corporate headquarters.

TRANSMISSION  EXPENSES
     Transmission expenses increased by $788,000 or 29.2% for the three months ended March 31, 2000 compared with the same period in 1999. Transmission expenses increased primarily due to restructuring costs and congestion charges associated with the creation of the ISO as the clearing house for power trades in New England. Congestion charges reflect the lack of adequate transmission or generation capacity in certain locations within New England, and these charges are allocated to all ISO New England members. The Company is unable to predict the magnitude or duration of future congestion charge allocation, but amounts could be material.

     Transmission expense may rise due to the March 2000 failure of unique equipment connecting Vermont's transmission system to that of New York. Vermont Electric Power Company, Inc. (VELCO) owns and operates most of the high voltage transmission system in Vermont. The Company is responsible for approximately 30 percent of VELCO's costs. Until replaced, Vermont Electric Power Company (VELCO) will likely have to secure other generation or transmission capacity to maintain system reliability. VELCO believes it likely that it will receive the necessary approvals in time to allow it to maintain system reliability, but cannot control the timing or content of regulatory responses. If approvals are not received or delayed, or if VELCO is otherwise unable to carry out plans referred to above, conditions may arise that will require VELCO to impose one or more blackouts in the Chittenden County, Vermont area pending the installation of other system improvements. The cost of the interim facilities VELCO plans to install will be substantial (estimated at $4.5 million through January 2001). VELCO is seeking to have such costs spread among all electric utilities in New England. The probability of securing such cost sharing is uncertain at this time.


DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses decreased $73,000 or 1.8 percent during the first quarter of 2000 compared with the same period in 1999. The reduction is attributed to decreased amortization of demand side management assets.

TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes increased 11.7 percent or $213,000 in the first quarter of 2000 compared with the same period in 1999, reflecting property tax and gross revenue tax increases.

INCOME  TAXES
     Income taxes increased $648,000 in the first quarter of 2000 compared with the same period in 1999 due to an increase in pretax book income for core electric operations.

OTHER  INCOME
     Other income for the three months ended March 31, 2000 decreased approximately $537,000 or 38.1 percent from the same 1999 period due primarily to decreases in earnings from subsidiaries. GMRI recorded no activity in the current quarter while recognizing a $605,000 gain in the first quarter of 1999 from the sale of its remaining interest in GMER.

INTEREST  CHARGES
     Interest charges decreased 4.0 percent or $74,000 in the first quarter of 2000 over the same period in 1999 primarily due to continuing reductions in long-term debt outstanding.

LIQUIDITY  AND  CAPITAL  RESOURCES

     In the three months ended March 31, 2000, we spent $2.2 million principally for expansion and improvements of our transmission and distribution plant, for programs to help our customers conserve electricity (conservation), for expenditures related to the Pine Street Barge Canal site, and for computer information systems. We expect to spend an additional $12.6 million during the remainder of 2000.

     On June 23, 1999, we renewed a revolving credit agreement with Fleet National Bank and State Street Bank and Trust Company. The agreement is for a period of 364 days and will expire on June 21, 2000. The commitment of $15 million represents a reduction from the previous commitment of $45 million. We believe the amounts available under the new agreement will be sufficient to meet our forecasted borrowing requirements during the 364-day period. We had no borrowings outstanding on the revolving credit agreement at March 31, 2000. On October 1, 1999, State Street's commercial banking assets, including our revolving credit agreement, became part of Citizens Financial Group.

     There are a number of future events that, singularly or in combination, could lead the banks to refuse to allow further borrowings under the existing credit agreement, to seek to enter into a new credit agreement that has terms that are less advantageous to the Company, and/or to immediately call in all outstanding loans. Some of those events are:
* The VPSB issues an order in our currently suspended 1998 rate case that triggers a material adverse change for the Company; or
* Hydro-Qu bec is unwilling to make new arrangements regarding the cost of our long-term contract with it; or
*     Adverse  accounting  treatment  under  SFAS  5  or  SFAS  71  is required.

   The  credit  ratings  of  the  Company's  securities  are:

                      Duff  &  Phelps   Moody's   Standard  &  Poor's
                      ---------------   -------   -------------------
First  mortgage  bonds         BBB         Ba1         BBB
Unsecured  medium  term  debt  BBB-        --           --
Preferred  stock               BB+         ba2          BB

During April 2000, Moody's Investor Service downgraded the rating of the Company's first mortgage bonds from Baa3 to Ba1, reflecting Moody's uncertainty about the Company's ability to meet liquidity needs if its banks do not renew its revolving credit agreement. Duff & Phelps' and Standard & Poor's credit ratings for the Company remain on Rating Watch-Down and Credit Watch Negative, respectively, due to the high level of regulatory and public policy uncertainty in Vermont and certain positions argued by the Department in our rate cases.

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

YEAR  2000  COMPUTER  COMPLIANCE
     We experienced no interruption in the delivery of electricity due to the transition from December 31, 1999 to January 1, 2000. We also have not experienced any significant events related to the year 2000 transition on any of our software applications or embedded systems. Potential problems with future dates continue to pose risk to the Company. Our ability to deliver electricity to our customers could also be impacted if one of our major power suppliers or vendors of telecommunication service experienced a date-related system failure. An interruption in power supplied by other delivery systems, such as the independent system operator (ISO) for New England, could also cause power delivery problems for us. The contingency planning process implemented by the Company during 1999 remains in place.

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

NUCLEAR  DECOMMISSIONING
     The staff of the SEC has questioned certain current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating units in financial statements. In response to these questions, the Financial Accounting Standards Board had agreed to review the accounting for closure and removal costs, including decommissioning. We do not believe that changes in such accounting, if required, would have an adverse effect on the results of operations due to our current and future ability to recover decommissioning costs through rates.

EFFECTS  OF  INFLATION
     Financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic costs. This accounting provides reasonable financial statements but does not always take inflation into consideration. As rate recovery is based on these historical costs and known and measurable changes, the Company is able to receive some rate relief for inflation. It does not receive immediate rate recovery relating to fixed costs associated with Company assets. Such fixed costs are recovered based on historic figures. Any effects of inflation on plant costs are generally offset by the fact that these assets are financed through long-term debt.

23

                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                  MARCH 31,2000
                                  -------------
                           PART II - OTHER INFORMATION
                           ---------------------------


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

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
     NONE

ITEM  5.  Other  Information
          NONE

ITEM  6.  (A)  EXHIBITS
               --------
                 27  Financial  Data  Schedule

         (B)  REPORTS  ON  FORM  8-K
              ----------------------

A report on Form 8-K was filed on April 19, 2000 announcing the results of recent credit reviews by major credit rating agencies. Two agencies reaffirmed the existing investment grade rating for all securities and one agency downgraded to one level below investment grade the Company's first mortgage bonds.

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



GREEN  MOUNTAIN  POWER  CORPORATION
-----------------------------------
                                         (Registrant)



Date:May  12,  2000             /s/Nancy  Rowden  Brock
                               ------------------------
                            Nancy  Rowden  Brock,  Vice  President,
                             Chief  Financial  Officer,  Secretary,
                             and  Treasurer




Date:May  12,  2000            /s/  R.J.  Griffin
                               ------------------
                            R.  J.  Griffin,  Controller

EXHIBIT 27 This Schedule contains summary financial information extracted from the Consolidated Balance Sheet as of March 31, 2000 and the related Consolidated Statements of Income and Cash Flows for the three months ended March 31, 2000, and is qualified in its entirety by reference to such financial statements.

                        GREEN MOUNTAIN POWER CORPORATION
                             FINANCIAL DATA SCHEDULE
                            FORM 10-Q MARCH 31, 2000

Period  -  Type                                         3  Months
Fiscal  Year  End                                  March  31,  2000
Period  End                                       March  31,  2000
Book  Value                                             Per  Book
Total  Net  Utility  Plant                                $191,929
Other  Property  and  Investments                           20,643
Total  Current  Assets                                     39,952
Total  Deferred  Charges                                   44,595
Other  Assets                                             11,405
Total  Assets                                            308,524
Common  Stock                                             18,215
Capital  Surplus,  Paid  In                                 72,766
Retained  Earnings                                        13,046
Total  Common  Stockholders  Equity                        103,649
Preferred  Stock  -  Mandatory  Redemption                   1,880
Preferred  Stock  -  Not  Mandatory  Redemption              12,555
Long  Term  Debt,  Net                                      88,500
Short  Term  Notes                                              0
Long  Term  Notes  Payable                                       0
Commercial  Paper                                              0
Long  Term  Debt  -  Current  Portion                          6,700
Preferred  Stock  -  Current  Portion                         1,640
Capital  Lease  Obligations                                 7,038
Capital  Leases  -  Current  Obligations                          0
Other  Items  Capital  and  Liability                        94,902
Total  Capitalization  and  Liabilities                    308,524
Gross  Operating  Revenue                                  67,712
Income  Tax  Expense                                        2,259
Other  Operating  Expenses                                 60,840
Total  Operating  Expenses                                 63,099
Operating  Income                                          4,613
Other  Income,  Net                                           871
Income  Before  Interest  Expense                           5,484
Total  Interest  Expense                                    1,765
Loss  from  discontinued  operations                            0
Net  Income                                                3,449
Preferred  Stock  Dividends                                  270
Earnings  Available  for  Common  Stock                      3,449
Common  Stock  Dividends                                     747
Total  Interest  On  Bonds                                   1,661
Cash  Flow  from  Operations                                17,371
Earnings  Per  Share  -  Primary                              .63
Earnings  Per  Share  -  Diluted                               .63

                 (Dollars in thousands except per share amounts)