Form 10-Q
period 2000-06-30
GREEN MOUNTAIN POWER CORP
filed 2000-08-11
CIK 43704

August  11,  2000
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                 -------------

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
                                                      ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    CLASS  -  COMMON  STOCK        OUTSTANDING  AT  AUGUST  8,  2000
---------------------------      -----------------------------------
    $3.33  1/3  PAR  VALUE                          5,514,035



PART  I,  ITEM  1
CONSOLIDATED  BALANCE  SHEETS
GREEN  MOUNTAIN  POWER  CORPORATION

                                                   UNAUDITED
                                                   ----------
                                                    JUNE 30    JUNE 30   DECEMBER 31
                                                      2000       1999        1999
                                                   ----------  --------  ------------
(In thousands)
ASSETS
UTILITY PLANT
  Utility plant, at original cost . . . . . . . .  $  287,105  $277,018  $    283,917
  Less accumulated depreciation . . . . . . . . .     107,934    98,716       102,854
                                                   ----------  --------  ------------
  Net utility plant . . . . . . . . . . . . . . .     179,171   178,302       181,063
  Property under capital lease. . . . . . . . . .       7,038     7,696         7,038
  Construction work in progress . . . . . . . . .       7,037     8,956         4,795
                                                   ----------            ------------
    Total utility plant, net. . . . . . . . . . .     193,246   194,954       192,896
                                                   ----------  --------  ------------
OTHER INVESTMENTS
  Associated companies, at equity . . . . . . . .      14,708    15,016        14,545
  Other investments . . . . . . . . . . . . . . .       6,043     5,895         6,120
                                                   ----------            ------------
    Total other investments . . . . . . . . . . .      20,751    20,911        20,665
                                                   ----------  --------  ------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .       4,755     7,293           656
  Accounts receivable, customers and others,
  less allowance for doubtful accounts
    of $398 and $449. . . . . . . . . . . . . . .      17,155    16,747        18,503
  Accrued utility revenues. . . . . . . . . . . .       6,371     5,773         6,969
  Fuel, materials and supplies, at average cost .       3,063     2,822         3,290
  Prepayments . . . . . . . . . . . . . . . . . .         340       910         2,197
  Income tax receivable . . . . . . . . . . . . .       4,042       762         1,241
  Other . . . . . . . . . . . . . . . . . . . . .         178       261           382
                                                   ----------            ------------
    Total current assets. . . . . . . . . . . . .      35,904    34,568        33,238
                                                   ----------  --------  ------------
DEFERRED CHARGES
  Demand side management programs . . . . . . . .       6,586     8,518         7,640
  Purchased power costs . . . . . . . . . . . . .       9,663     2,841         7,435
  Pine Street Barge Canal . . . . . . . . . . . .       8,700     8,700         8,700
  Other . . . . . . . . . . . . . . . . . . . . .      16,598    19,019        18,078
                                                   ----------            ------------
    Total deferred charges. . . . . . . . . . . .      41,547    39,078        41,853
                                                   ----------  --------  ------------

NON-UTILITY
  Cash and cash equivalents . . . . . . . . . . .          39        18            40
  Other current assets. . . . . . . . . . . . . .           8        63             8
  Property and equipment. . . . . . . . . . . . .         253       253           253
  Intangible assets . . . . . . . . . . . . . . .           -         -             -
  Equity investment in energy related businesses.           -         -             -
  Business segment held for disposal. . . . . . .       8,033    16,433         9,477
  Other assets. . . . . . . . . . . . . . . . . .       1,294     1,350         1,321
                                                                         ------------
    Total non-utility assets. . . . . . . . . . .       9,627    18,117        11,099
                                                   ----------  --------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $  301,075  $307,628  $    299,751
                                                   ==========  ========  ============


The accompanying notes are an integral part of the consolidated financial statements.




CONSOLIDATED  BALANCE  SHEETS
GREEN  MOUNTAIN  POWER  CORPORATION

                                                     UNAUDITED
                                                    -----------
                                                      JUNE 30     JUNE 30    DECEMBER 31
                                                       2000        1999         1999
                                                    -----------  ---------  -------------
(In thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity
  Common stock, $3.33 1/3 par value,
  authorized 10,000,000 shares (issued
  5,498,037, 5,344,920 and 5,425,571). . . . . . .  $   18,327   $ 17,892   $     18,085
  Additional paid-in capital . . . . . . . . . . .      72,913     72,331         72,594
  Retained earnings. . . . . . . . . . . . . . . .       6,389     18,197         10,344
  Treasury stock, at cost (15,856 shares). . . . .        (378)      (378)          (378)
                                                    -----------  ---------  -------------
    Total common stock equity. . . . . . . . . . .      97,251    108,042        100,645
  Redeemable cumulative preferred stock. . . . . .      12,795     14,435         12,795
  Long-term debt, less current maturities. . . . .      80,100     86,800         81,800
                                                    -----------  ---------  -------------
    Total capitalization . . . . . . . . . . . . .     190,146    209,277        195,240
                                                    -----------  ---------  -------------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . . .       7,038      7,696          7,038
                                                    -----------  ---------  -------------
CURRENT LIABILITIES
  Current maturities of preferred stock. . . . . .       1,640      1,650          1,640
  Current maturities of long-term debt . . . . . .       6,700      1,700          6,700
  Short-term debt. . . . . . . . . . . . . . . . .           -          -          7,900
  Accounts payable, trade and accrued liabilities.       6,400      6,941          6,684
  Accounts payable to associated companies . . . .       8,808      6,994          6,577
  Dividends declared . . . . . . . . . . . . . . .         286        320            285
  Customer deposits. . . . . . . . . . . . . . . .         379        226            361
  Accrued purchased power option call. . . . . . .      12,478          -              -
  Interest accrued . . . . . . . . . . . . . . . .       1,151      1,165          1,169
  Deferred revenues. . . . . . . . . . . . . . . .       3,580      3,124              -
  Other. . . . . . . . . . . . . . . . . . . . . .       3,144      2,287          7,032
                                                                            -------------
    Total current liabilities. . . . . . . . . . .      44,566     24,407         38,348
                                                    -----------  ---------  -------------
DEFERRED CREDITS
  Accumulated deferred income taxes. . . . . . . .      26,487     24,311         25,201
  Unamortized investment tax credits . . . . . . .       3,836      4,119          3,978
  Pine Street Barge Canal site cleanup . . . . . .       8,910     13,803          8,815
  Other. . . . . . . . . . . . . . . . . . . . . .      20,092     23,946         21,131
                                                                            -------------
    Total deferred credits . . . . . . . . . . . .      59,325     66,179         59,125
                                                    -----------  ---------  -------------
COMMITMENTS AND CONTINGENCIES

NON-UTILITY
  Current liabilities. . . . . . . . . . . . . . .           -          -              -
  Other liabilities. . . . . . . . . . . . . . . .           -         69              -
                                                    -----------  ---------  -------------
    Total non-utility liabilities. . . . . . . . .           -         69              -
                                                    -----------  ---------  -------------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . . .  $  301,075   $307,628   $    299,751
                                                    ===========  =========  =============



The accompanying notes are an integral part of the consolidated financial statements.




 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS

                 THREE  MONTHS  ENDED           SIX  MONTHS  ENDED
                                                      JUNE 30          JUNE 30

                                                                              2000       1999      2000       1999
                                                                            ---------  --------  ---------  ---------
(In thousands, except per share data)

 OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 61,927   $59,535   $129,639   $118,553
                                                                            ---------  --------  ---------  ---------
 OPERATING EXPENSES
 Power Supply
 Vermont Yankee Nuclear Power Corporation. . . . . . . . . . . . . . . . .     8,719     8,944     16,779     17,302
 Company-owned generation. . . . . . . . . . . . . . . . . . . . . . . . .     2,126     1,926      3,330      2,950
 Purchases from others . . . . . . . . . . . . . . . . . . . . . . . . . .    42,994    33,136     79,640     61,642
 Other operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,671     4,166      7,299      9,458
 Transmission. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,188     2,847      6,672      5,543
 Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,553     1,893      3,179      3,464
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .     3,977     4,238      8,144      8,478
 Taxes other than income . . . . . . . . . . . . . . . . . . . . . . . . .     1,765     1,685      3,791      3,499
 Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,069)     (276)      (811)     1,335
                                                                            ---------  --------  ---------  ---------
    Total operating expenses . . . . . . . . . . . . . . . . . . . . . . .    64,924    58,559    128,023    113,671
                                                                            ---------  --------  ---------  ---------
 OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . .    (2,997)      976      1,616      4,882
                                                                            ---------  --------  ---------  ---------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations . . . . . . .       620       564      1,244      1,898
 Allowance for equity funds used during construction . . . . . . . . . . .        79        30        141         50
 Other income (deductions), net. . . . . . . . . . . . . . . . . . . . . .       (91)      107         94        161
                                                                            ---------  --------  ---------  ---------
    TOTAL OTHER INCOME (DEDUCTIONS). . . . . . . . . . . . . . . . . . . .       608       701      1,479      2,109
                                                                            ---------  --------  ---------  ---------
 INCOME (LOSS) BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . . . .    (2,389)    1,677      3,095      6,991
                                                                            ---------  --------  ---------  ---------
 Interest charges
 Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,647     1,689      3,308      3,394
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111       110        255        260
 Allowance for borrowed funds used during construction . . . . . . . . . .       (42)      (16)       (82)       (30)
                                                                            ---------  --------  ---------  ---------
    TOTAL INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .     1,716     1,783      3,481      3,624
                                                                            ---------  --------  ---------  ---------
 INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . . . . .    (4,105)     (106)      (386)     3,367
 DISCONTINUED OPERATIONS
 Dividends on preferred stock. . . . . . . . . . . . . . . . . . . . . . .       270       305        539        610
                                                                            ---------  --------  ---------  ---------
 Income (loss) from continuing operations. . . . . . . . . . . . . . . . .    (4,375)     (411)      (925)     2,757
 Net income (loss) from discontinued segment
 operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       (82)         -       (603)
 Loss on disposal, including provisions for
 operating losses during phaseout period . . . . . . . . . . . . . . . . .    (1,530)        -     (1,530)         -
                                                                            ---------  --------  ---------  ---------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . .   ($5,905)    ($493)   ($2,455)  $  2,154
                                                                            =========  ========  =========  =========
 Common stock data
 Basic and diluted earnings (loss) per share from discontinued operations.    ($0.28)   ($0.01)    ($0.28)    ($0.11)
 Basic and diluted earnings (loss) per share from continuing operations. .     (0.80)    (0.08)     (0.17)      0.52
                                                                            ---------  --------  ---------  ---------
 Basic and diluted earnings (loss) per share . . . . . . . . . . . . . . .    ($1.08)   ($0.09)    ($0.45)  $   0.40
                                                                            =========  ========  =========  =========
 Cash dividends declared per share . . . . . . . . . . . . . . . . . . . .  $   0.14   $  0.14   $   0.28   $   0.28
 Weighted average shares outstanding . . . . . . . . . . . . . . . . . . .     5,472     5,344      5,455      5,331

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Balance - beginning of period . . . . . . . . . . . . . . . . . . . . . .  $ 13,046   $19,425   $ 10,344   $ 17,508
 Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,635)     (188)    (1,916)     2,764
 Cash Dividends-redeemable cumulative preferred stock. . . . . . . . . . .      (270)     (305)      (539)      (610)
 Cash Dividends-common stock . . . . . . . . . . . . . . . . . . . . . . .      (752)     (735)    (1,500)    (1,465)
                                                                            ---------  --------  ---------  ---------
 Balance - end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,389   $18,197   $  6,389   $ 18,197
                                                                            =========  ========  =========  =========


 The accompanying notes are an integral part of the consolidated financial statements.



 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 GREEN  MOUNTAIN  POWER  CORPORATION

                                                        FOR THE SIX MONTHS ENDED
JUNE  30,

                                                             2000       1999
                                                           ---------  ---------
(In thousands)
OPERATING ACTIVITIES:
Net Income (Loss) . . . . . . . . . . . . . . . . . . . .  $ (2,455)  $  2,764
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . .     8,144      8,478
  Dividends from associated companies less equity income.       (57)       (38)
  Allowance for funds used during construction. . . . . .      (223)       (80)
  Amortization of purchased power costs . . . . . . . . .     3,058      3,795
  Deferred income taxes . . . . . . . . . . . . . . . . .     1,286        922
  Deferred revenues . . . . . . . . . . . . . . . . . . .     3,580      3,124
  Provision for loss on segment disposal. . . . . . . . .     1,530          -
  Deferred purchased power costs. . . . . . . . . . . . .    (3,103)      (378)
  Accrued purchase power contract option call . . . . . .    12,478          -
  Deferred arbitration costs. . . . . . . . . . . . . . .    (2,157)      (550)
  Amortization of investment tax credits. . . . . . . . .      (141)      (141)
  Environmental proceedings costs . . . . . . . . . . . .      (155)    (1,117)
  Conservation expenditures . . . . . . . . . . . . . . .      (671)      (744)
  Changes in:
    Accounts receivable . . . . . . . . . . . . . . . . .     1,347      2,229
    Accrued utility revenues. . . . . . . . . . . . . . .       597        838
    Fuel, materials and supplies. . . . . . . . . . . . .       226        317
    Prepayments and other current assets. . . . . . . . .     2,064      4,788
    Accounts payable. . . . . . . . . . . . . . . . . . .     1,947      1,340
    Accrued income taxes payable and receivable . . . . .    (2,801)      (370)
    Other current liabilities . . . . . . . . . . . . . .    (3,888)    (3,089)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .       734       (141)
                                                           ---------  ---------
  Net cash provided by continuing operations. . . . . . .    21,341     21,947
  Net change in discontinued segment. . . . . . . . . . .       (86)       362
                                                           ---------  ---------
  Net cash provided by operating activities . . . . . . .    21,255     22,309

INVESTING ACTIVITIES:
Construction expenditures . . . . . . . . . . . . . . . .    (5,982)    (5,313)
Investment in nonutility property . . . . . . . . . . . .       (97)       (97)
                                                           ---------  ---------
  Net cash provided by (used in) investing activities . .    (6,080)    (5,410)
                                                           ---------  ---------

FINANCING ACTIVITIES:
Issuance of common stock. . . . . . . . . . . . . . . . .       561        598
Short-term debt, net. . . . . . . . . . . . . . . . . . .    (7,900)    (7,000)
Cash dividends. . . . . . . . . . . . . . . . . . . . . .    (2,039)    (2,076)
Reduction in preferred stock. . . . . . . . . . . . . . .         -          -
Reduction in long-term debt . . . . . . . . . . . . . . .    (1,700)    (1,700)
                                                           ---------  ---------

  Net cash provided by (used in) financing activities . .   (11,078)   (10,178)
                                                           ---------  ---------
Net increase in cash and cash equivalents . . . . . . . .     4,097      6,721

Cash and cash equivalents at beginning of period. . . . .       696        590
                                                           ---------  ---------

Cash and cash equivalents at end of period. . . . . . . .  $  4,793   $  7,311
                                                           =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
  Interest (net of amounts capitalized) . . . . . . . . .  $  1,029   $  3,692
  Income taxes, net . . . . . . . . . . . . . . . . . . .     1,191        997


The accompanying notes are an integral part of the consolidated financial statements.





GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2000

PART  I  --  ITEM  1

1.     SIGNIFICANT  ACCOUNTING  POLICIES

     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and includes other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1999 filed on Form 10-K, the quarterly report for the three months ended March 31, 2000 filed on Form 10-Q, and the Form 8-K filed on April 19, 2000, are adequate to make the information presented not misleading.

     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. We charge our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These are called seasonally differentiated rates. In order to eliminate the impact of the seasonally differentiated rates, we defer some of the revenues from those four months and account for them in later periods when we have lower revenues or higher costs. By deferring certain revenues we are able to better match our revenues to our costs. On June 30, 2000, there were deferred revenues of $6.4 million compared with $6.1 million at June 30, 1999. These deferred revenues are accreted into revenue throughout the current year.

UNREGULATED  OPERATIONS

     We  have  or  have  had  unregulated,  wholly-owned subsidiaries:  Mountain
Energy, Inc. ("MEI"), Green Mountain Propane Gas Company Limited ("GMPG"), GMP Real Estate Corporation, Lease-Elec, Inc., Green Mountain Resources, Inc. ("GMRI"), and Green Mountain Energy Resources, LLC("GMER"). Lease-Elec, Inc. has been inactive for a number of years and was dissolved April 3, 2000. Sale of Green Mountain Power Corporation's("GMP" or the "Company") ownership interest in GMER was completed in the first quarter of 1999. On June 30, 1999, we decided to sell the assets of MEI, and reported its results as income (loss) from operations of a discontinued segment. During June 2000, one of MEI's subsidiary operations was sold. See the disclosure under the caption "Segments and Related Information" for a more detailed discussion. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries (excluding MEI) and the rental water heater program are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements.

2.     INVESTMENT  IN  ASSOCIATED  COMPANIES

     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).

VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION
Percent  ownership:  17.9%  common



                                  Three months ended         Six months ended
in thousands                             June 30                  June 30
                              2000                1999          2000     1999
                       -------------------  -----------------  -------  -------
Gross Revenue . . . .  $            44,702  $          46,376  $85,394  $90,153
Net Income Applicable                1,639              1,638    3,383    3,294
      to Common Stock
Equity in Net Income.  $               301  $             299  $   615  $   593

On October 15, 1999, the owners of Vermont Yankee Nuclear Power Corporation ("Vermont Yankee") accepted a bid from AmerGen Energy Company ("Amergen") for the Vermont Yankee generating plant. The asset sale will require numerous regulatory approvals, and has received the approval of the Federal Energy
Regulatory Commission and the Nuclear Regulatory Commission. Decisions are still pending from the Securities and Exchange Commission, the Internal Revenue Service, and the VPSB. If approved, the price AmerGen will pay Vermont Yankee will range from approximately $10.0 million to $23.5 million for the plant and property, depending upon when the sale occurs.

     As a condition of the sale, Vermont Yankee will make a one-time and final payment of approximately $54.3 million to the plant's decommissioning fund. The final payment may vary depending on the earnings of the decommissioning trust fund during the period prior to completion of the sale. In return, AmerGen will assume full responsibility for all future operating costs and the obligation to decommission the plant at the end of its life. The Company has agreed to buy power from the plant for periods that may extend up to twelve years. The Company and the other current owners are also responsible to Vermont Yankee for their share of the unrecovered plant and other costs resulting from the sale.

VERMONT  ELECTRIC  POWER  COMPANY,  INC.
Percent  ownership:  29.5%  common
                    30.0%  preferred



                                  Three months ended        Six months ended
in thousands                           June 30                   June 30
                             2000                1999          2000     1999
                      -------------------  -----------------  -------  -------
Gross Revenue. . . .  $             7,425  $           7,271  $14,140  $14,205
Net Income . . . . .                  310                329      583      621
Equity in Net Income  $                90  $             122  $   174  $   208

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

PINE  STREET  BARGE  CANAL  SITE

     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We have previously been notified by the Environmental Protection Agency ("EPA") that we are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal site ("Pine Street") in Burlington, Vermont, where coal tar and other industrial materials were deposited. We remain a PRP for other past, ongoing and future response costs. In September 1999, we negotiated a final settlement with the United States, the State of Vermont (State), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. The Consent Decree has been approved by the federal district court, and addresses claims by the EPA for past Pine Street site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.

     As of June 30, 2000, our total expenditures related to the Pine Street site since 1982 were approximately $22.3 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals for a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up (remediation costs), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.

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

     Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site related costs, the Company and the Vermont Department of Public Service (the "Department"), and, as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.

          We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million of such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers".


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

     On September 7 and December 17, 1999, the VPSB issued Orders approving two amendments to the MOU that the Company had entered into with the Department and IBM. The two amendments continued the stay of proceedings until September 1, 2000, with a final decision expected by December 31, 2000. The amendments maintained the other features of the original MOU, and the second amendment provides for a provisional pro forma cost of service disallowance of GMP's year 2000 Hydro-Quebec contract costs in the amount of $7.5 million, and a temporary rate increase of 3 percent, in addition to the current temporary rate level, effective as of January 1, 2000. The temporary rates are still subject to refund in the final rate case decision, if the final rates set are lower than the temporary rates. At June 30, 2000, total revenues subject to refund are approximately $16.6 million.

     Notwithstanding the interim rate settlement, we are unable to predict whether regulatory developments or other future events, singularly or in combination, could cause our lending banks to refuse to allow further borrowings under our revolving loan agreement, to seek to enter into a new credit agreement with us and/or to immediately call in all outstanding loans. If we are unable to borrow on a short-term basis, we will evaluate all potential alternatives available at the time, including, but not limited to, eliminating or reducing dividends, or the filing of a petition for reorganization under the United States Bankruptcy Code.

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

     We meet these criteria presently, and the application of SFAS 71 requires that we defer certain costs that would typically be accounted for as expense in an unregulated entity; these costs are referred to as deferred charges or regulatory assets. Our ability to defer a cost is subject to our ability to provide evidence that the following additional criteria are met:
* it is probable that the inclusion of the capitalized (deferred) cost in allowed costs for rate making purposes will provide future revenue in an amount at least equal to the capitalized (deferred) cost; and
* the future revenue will be provided to permit recovery of the previously incurred cost rather than to provide for expected levels of similar future costs.

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

     Based on the June 30, 2000 balance sheet, if we are required to discontinue the application of SFAS 71, we would be required to recognize an after-tax charge to earnings of approximately $26.3 million attributable to net regulatory assets.

POWER  SUPPLY  AND  TRANSMISSION

     One of our power supply arrangements with Hydro-Quebec, referred to as the "9701 arrangement" allows Hydro-Quebec the right to exercise an option to purchase power from the Company at energy prices based on a 1987 contract. The Company's temporary rate settlement of December 1999 includes revenues in 2000 sufficient to provide for estimated net costs of replacing power purchased by Hydro-Quebec of approximately $6.6 million. The Company recognized $1.6 million in expense during the quarter ended June 30, 2000 to reflect these estimated costs. A regulatory asset of $3.3 million reflects the unrecognized expense that will be recovered in rates over the remaining months of 2000. Additional expense of $6.9 million was recognized in the quarter ended June 30, 2000, primarily for estimated costs of power purchases in excess of amounts being collected in rates to supply energy Hydro-Quebec has indicated they will purchase under the 9701 arrangement through February 2001. This expense included amounts recognized to reflect the decline in the value of energy resources acquired to meet power supply obligations. It is possible our estimate of future power supply costs could differ materially from actual results. Material future losses could result if Hydro-Quebec elects to exercise its options at levels not included in rates.


4.  SEGMENTS  AND  RELATED  INFORMATION

     In 1998, the Company adopted SFAS NO. 131, Disclosures About Segments of an Enterprise and Related Information.

     The Company has two reportable segments, the electric utility and Mountain Energy, Inc. ("MEI"). The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly-owned unregulated subsidiaries (GMPG, GMRI, GMP Real Estate, and the rental water heater program) as a separate line item in the Other Income
Section  in  the  Consolidated  Statement  of  Income.

     MEI is an unregulated business that invests in energy generation, energy efficiency and wastewater treatment projects. We have classified MEI's net assets and liabilities as "Business Segment Held for Sale", reflecting the Company's intent to dispose of MEI's assets. As of June 30, 2000, MEI had disposed of certain of its operations classified as held for disposal, realizing proceeds of $1.7 million.

     During the fiscal year ended December 31, 1999, the Company's provisions for loss on disposal totaled $6.7 million or $1.25 per share, primarily to recognize estimated future losses from the expected sale of MEI's assets, including anticipated operating losses until expected disposal. During the quarter ended June 30, 2000, MEI also recognized provisions for loss on disposal of $1.5 million, net of taxes of $1.0 million, for its remaining operations held for disposal. These provisions for loss from discontinued operations reflect the Company's current estimate. The ultimate loss remains subject to the consummation of the sale or other disposition, and could materially exceed amounts recorded. Results of operations for MEI are now reported under "Net income (loss) from operations of discontinued segment, net of applicable income taxes". Provisions for loss on disposal are reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Segment information compared with the Company's results includes the following:


Segment  reconciliation


                                             Three months ended           Six months ended
In thousands except                              June 30                         June 30
per share data                          2000                 1999           2000       1999
                                --------------------  ------------------  ---------  --------
External revenues
 Electric utility. . . . . . .  $            61,927   $          59,535   $129,639   $118,553
 MEI segment . . . . . . . . .                  521               1,583        618      2,360

Net income (loss) from
  operations
 Electric utility. . . . . . .               (4,375)               (412)      (925)     2,757
 MEI segment . . . . . . . . .                    -                 (81)      (603)
Provision for loss on
 disposal of MEI assets. . . .               (1,530)                  -     (1,530)         -
                                --------------------  ------------------  ---------  --------
Consolidated net income (loss)  $            (5,905)  $            (493)  $ (2,455)  $  2,154
                                ====================  ==================  =========  ========

                                       16




08/11/003:15  PM
5.  SFAS  133

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

     The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or the method of adoption of SFAS 133. However, SFAS 133 is likely to increase volatility in earnings and other comprehensive income. The Company has begun the analysis of its contracts, including the 9701 arrangement with Hydro-Quebec at prices materially below current market costs. The Company's initial review of the 9701 arrangement indicates that it is a derivative that would likely require valuation at fair value once SFAS 133 is adopted. Valuation could result in a material loss and will depend primarily on the level of recovery provided in rates, and on estimates of future market prices for energy.

6.     RECLASSIFICATION

     Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.

GREEN  MOUNTAIN  POWER  CORPORATION
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
JUNE  30,  2000

PART  I  --  ITEM  2

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


Total  earnings  (loss)  per  share  of  Common  Stock

                                        Three months ended         Six months ended
all periods ended June 30          2000                1999          2000     1999
                            -------------------  -----------------  -------  -------
Utility business . . . . .              ($0.83)            ($0.09)  ($0.22)  $ 0.35
Unregulated businesses . .                0.03               0.01     0.05     0.16
                            -------------------  -----------------  -------  -------
Earnings(loss) from: . . .               (0.80)             (0.08)   (0.17)    0.52
Continuing operations
Discontinued segment . . .               (0.28)             (0.01)   (0.28)   (0.11)
                            -------------------  -----------------  -------  -------
Basic and diluted earnings
  (loss) per share . . . .              ($1.08)            ($0.09)  ($0.45)  $ 0.40
                            ===================  =================  =======  =======

UTILITY  BUSINESS

     The Company recorded losses from utility operations of $0.83 in the quarter ended June 30, 2000, compared with a loss from utility operations of $0.09 in the second quarter of 1999. The loss was due primarily to increased power supply costs of $9.8 million resulting from obligations under the 9701 arrangement with Hydro-Quebec, and to changes in power supply market conditions that resulted in a decline in the value of energy resources held by the Company. Increased energy purchases from independent power producers due to above-average levels of rainfall also contributed to the loss.

The loss from utility operations for the six months ended June 30, 2000 was $0.22 per common share compared with earnings of $0.35 per common share for the respective 1999 period. The decrease in earnings reflects obligations under the 9701 arrangement with Hydro-Quebec and to changes in power supply market conditions that resulted in a decline in the value of energy resources held by the Company, partially offset by reduced operating costs in 2000 resulting from our 1999 reorganization effort and increased retail MWh sales during 2000.

The Company has previously accrued losses for disallowed Hydro-Quebec power supply costs pursuant to VPSB Orders. Results for the three and six months ended June 30, 2000 and 1999 do not reflect any disallowed Hydro-Quebec power supply costs. If these accruals, consistent with generally accepted accounting principles, had not been made, power supply costs would have been $1.9 million and $1.3 million higher for the three months ended June 30, 2000 and 1999, respectively, and $3.7 million and $2.6 million for the six months ended June 30, 2000 and 1999, respectively.

UNREGULATED  BUSINESSES

          Earnings from unregulated businesses included in results from continuing operations for the three months ended June 30, 2000 increased compared with the same period in 1999, mostly due to an absence of subsidiary losses in the current year. A financial summary for these businesses, excluding MEI, follows:


                                Three months ended        Six months ended
                      June 30             June 30       June 30    June 30
                       2000                1999           2000      1999
                -------------------  -----------------  --------  ---------
(In thousands)
Revenue. . . .  $               258  $             274  $    521  $    545
Expense. . . .                  117                253  $    242      (309)
                -------------------  -----------------  --------  ---------
Net Income . .  $               141  $              21  $    279  $    854
                ===================  =================  ========  =========

Earnings from unregulated businesses included in results from continuing operations for the six months ended June 30, 2000 decreased compared with results of the same period in 1999 primarily due to six month earnings for GMRI of $595,000 in 1999, reflecting a $600,000 (after tax) gain on the 1999 sale of our remaining interest in Green Mountain Energy Resources, LLC.

DISCONTINUED  SEGMENT  OPERATIONS
      The Company is in the process of selling or disposing of assets owned by MEI, a wholly owned subsidiary that invests in energy generation, energy efficiency and wastewater treatment businesses. Its results are reported separately after income (loss) from continuing operations. MEI's operating loss for the three months ended June 30, 2000 was previously recognized as provision for loss during the last two quarters of 1999. The operating loss for the three months ended June 30, 2000 would have been approximately $211,000 compared with a loss of $82,000 for the same period a year ago.

     MEI's operating loss for the six months ended June 30, 2000 was previously recognized as provision for loss during the last two quarters of 1999. The operating loss for the six months ended June 30, 2000 would have been approximately $1.1 million compared with a loss of $603,000 for the same period a year ago.

OPERATING  REVENUES  AND  MWH  SALES


Our revenues from operations, megawatthour (MWh) sales and average number of customers for the three and six months ended June 30, 2000 and 1999 are summarized below:




                                           Three months ended            Six months ended
(dollars in thousands)                           June 30                     June 30
                                   2000                1999            2000        1999
                            -------------------  -----------------  ----------  ----------
 Operating revenues
     Retail. . . . . . . .  $            43,535  $          41,689  $   93,085  $   88,460
     Sales for Resale. . .               17,630             17,154      34,930      28,750
     Other . . . . . . . .                  762                692       1,624       1,343
                            -------------------  -----------------  ----------  ----------
 Total Operating Revenues.  $            61,927  $          59,535  $  129,639  $  118,553
                            ===================  =================  ==========  ==========

 MWh sales-Retail. . . . .              456,550            438,852     974,316     925,325
 MWh sales for Resale. . .              588,275            556,632   1,155,960     984,424
                            -------------------  -----------------  ----------  ----------
 Total MWh Sales . . . . .            1,044,825            995,484   2,130,276   1,909,749
                            ===================  =================  ==========  ==========



                                         Three months ended        Six months ended
Average Number of Customers                     June 30                  June 30
                                      2000               1999         2000    1999
                               ------------------  ----------------  ------  ------
    Residential . . . . . . .              72,093            71,144  72,127  71,329
    Commercial and Industrial              12,672            12,395  12,603  12,371
    Other . . . . . . . . . .                  64                65      64      67
                               ------------------  ----------------  ------  ------
 Total Number of Customers. .              84,829            83,604  84,794  83,767
                               ==================  ================  ======  ======

REVENUES

     Revenues from operations in the second quarter of 2000 increased 4.0 percent or $2.4 million compared with the same period in 1999. Operating revenues result from retail and wholesale sales of electricity.

     Retail revenues in the second quarter of 2000 were $1.8 million or 4.4 percent higher than for the same period in 1999 reflecting a 3.0 percent temporary rate increase effective January 1, 2000, and a 4.0 percent increase in retail MWh sales. Sales of electricity increased by 2.0 percent to small commercial and industrial customers, 4.5 percent to residential customers and
5.9  percent  to  large  lower  margin  industrial  customers.

     We sell wholesale electricity to others for resale. Our revenue from wholesale sales of electricity increased $475,000 in the second quarter of 2000 compared with the same period in 1999. These resale transactions are primarily due to a power purchase and supply agreement between the Company and Morgan Stanley Capital Group, Inc.("MS"), effective February 1999. Under the agreement, we sell power to MS at predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements.

     Revenues  from  operations for the six months ended June 30, 2000 increased
9.4 percent or $11.1 million compared with the same period in 1999. Retail revenues were 5.2 percent or $4.6 million higher in the first half of 2000 when compared with the same 1999 period, reflecting a 3 percent temporary rate increase, and a 5.2 percent increase in retail MWh sales. Year 2000 sales of electricity increased by 3.9 percent to small commercial and industrial customers, 4.3 percent to residential customers, and 8.4 percent to large lower margin industrial customers.

OPERATING  EXPENSES

POWER  SUPPLY  EXPENSES  -  THREE  MONTHS  ENDED  JUNE  30,  2000
     Power supply expenses increased 17.3 percent or $9.8 million in the second quarter of 2000 over the same period in 1999.

     Power supply expense decreased 2.5% or $224,000 during the second quarter at Vermont Yankee. The decrease was due to a higher than expected refund of property insurance, and lower than anticipated maintenance and operating costs. A proposed sale of the generating plant is previously discussed under Part I,
Item  2,  "Investment  in  Associated  Companies".

     Company-owned generation expenses increased 10.4 percent or $200,000 in the second quarter of 2000 compared with the same period in 1999 primarily due to the higher fuel costs.

     The cost of power that we purchased from other companies increased 29.8 percent or $9.8 million in the second quarter of 2000 over the same period in 1999. This was primarily due to increased obligations of $4.5 million under the 9701 arrangement with Hydro-Qu bec, changes in power supply market conditions that resulted in a $4.0 million decline in value of energy resources held by the Company, $1.2 million of increased purchases of power from independent power producers, and $1.3 million of increased capacity costs under another arrangement with Hydro-Qu bec. These increases were offset in part by lower unit energy costs as compared to the second quarter of 1999 caused by cooler weather.

As described previously herein, the 9701 arrangement allows Hydro-Qu bec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract which are below current market prices. The Company's temporary rate settlement in December 1999 includes revenues in 2000 sufficient to provide for estimated net costs of replacing power purchased by Hydro-Qu bec under the 9701 arrangement of approximately $6.6 million. The Company recognized $1.6 million in expense during the quarter ended June 30, 2000 to reflect these estimated costs. A regulatory asset of $3.3 million reflects the unrecognized expense that will be recovered in rates over the remaining months of 2000. The second quarter loss reflects estimated costs of power purchases in excess of amounts being collected in rates to supply energy Hydro-Qu bec has indicated they will purchase under the 9701 arrangement through February 2001. Material future losses could result if Hydro-Qu bec elects to exercise its options at levels not included in rates.

It is possible our estimate of future power supply costs could differ materially from actual results. The Company hedges some or all of its energy price risk under the 9701 arrangement through forward purchase contracts. We believe both the Hydro-Qu bec arrangement and the forward purchase contracts may be potentially considered derivative instruments as defined by SFAS 133. Management has not estimated the impact on earnings upon adoption of SFAS 133 at this time, but it may be material. See Note 3 to the Consolidated Financial Statements, "Commitments and Contingencies, Power Supply," for additional information.


     The Independent System Operator ("ISO") New England replaced the New England Power Pool("NEPOOL") effective May 1, 1999. The ISO works as a clearinghouse for purchasers and sellers of electricity in the new deregulated markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold.

     We must purchase electricity to meet customer demand during periods of high usage and to replace energy repurchased by Hydro-Qu bec under the 9701 arrangement discussed above. Our costs to serve demand during periods of warmer than normal temperatures in summer months and to replace such energy repurchases by Hydro-Qu bec rose substantially after the ISO replaced NEPOOL as the governing power supply. The cost of securing future power supplies has also risen substantially in tandem with higher summer supply costs. The Company cannot predict the duration or the extent to which future prices will continue to trade above historical levels of cost. If the new markets continue to experience the volatility evident since the first half of 1999, our earnings and cash flow could be adversely impacted by a material amount.

     During the three months ended June 30, 2000, the Company deferred an additional $2.2 million in arbitration costs related to our pursuit of claims against Hydro-Qu bec arising from its suspension of deliveries during and after the 1998 ice storm. At June 30, 2000, total deferred arbitration costs were $3.7 million. The Company has received an accounting order from the VPSB providing for the deferral of these charges, subject to final determination in a future rate proceeding. We believe it is probable that the arbitration costs will ultimately be recovered in rates.

POWER  SUPPLY  EXPENSES  -  SIX  MONTHS  ENDED  JUNE  30,  2000
     For  the  six  months  ended June 30, 2000, power supply expenses increased
21.8  percent  or  $17.9  million  over  the  same  period  in  1999.

     At Vermont Yankee, power supply expense decreased 3.0% or $523,000 for the first six months of 2000 compared with the same period for 1999, primarily due to a higher than expected refund of property insurance and lower than expected maintenance and operating costs.

     Company-owned generation expenses increased 12.9 percent or $380,000 for the first six months of 2000 compared to the same period in 1999 primarily due to higher fuel costs incurred for peak generation facilities.

     The cost of power that we purchased from other companies during the first six months of 2000 increased 29.2 percent or $18.0 million over the same period in 1999. This was primarily due to a $9.4 million increase in power purchased under a power purchase and supply agreement with MS, increased obligations of $8.3 million under long-term power arrangements with Hydro-Qu bec, changes in power supply market conditions that resulted in a $4.0 million decline in value of energy resources held by the Company and $1.4 million of increased purchases of power from independent power producers. These increases were offset in part by reductions in purchases from other energy providers, loss accrual adjustments for the continued regulatory disallowance of Hydro-Qu bec power supply costs and lower energy costs caused by cooler summer weather.

OTHER  OPERATING  EXPENSES
      Other operating expenses decreased 11.9 percent or $495,000 in the second quarter of 2000 compared with the same period in 1999. The reduction in expense reflects the Company's reorganization efforts and includes the absence of reorganization costs which were incurred in 1999, fewer employees, and reductions in lease expense and facilities costs due to the sale of our corporate headquarters building in 1999. The 1999 second quarter included a benefit of $1.6 million in expense reductions for an adjustment to a prior accrual for estimated losses on the sale of our corporate headquarters.

     Other operating expense decreased $2.2 million for the first six months of 2000 when compared with the first six months of 1999. The 22.8 percent decrease over the same 1999 fiscal period reflects an absence of costs associated with the Company's reorganization and reductions in lease expense and other facilities costs as discussed above.

TRANSMISSION  EXPENSES
     Transmission expenses increased by $341,000 or 11.9% for the three months ended June 30, 2000 compared with the same period in 1999. Transmission expenses increased primarily due to congestion charges associated with the creation of the ISO as the clearinghouse for power trades in New England. Congestion charges reflect the lack of adequate transmission or generation capacity in certain locations within New England, and these charges are allocated to all ISO New England members. The Company is unable to predict the magnitude or duration of future congestion charge allocation, but amounts could be material.
     For the six months ended June 30, 2000, transmission expenses increased 20.4%, or $1.1 million, when compared with the first six months of 1999, for the same reasons.

MAINTENANCE  EXPENSE
     Our maintenance expenses decreased 17.9 percent or $340,000 in the second quarter of 2000 compared to the same period in 1999 due primarily to scheduled maintenance timing differences at a peak generation facility. For the six months ended June 30, 2000, maintenance expenses decreased 8.2 percent or $284,000 compared to the same period in 1999 primarily due to the sale of the Company's corporate headquarters in 1999.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses decreased $262,000 or 6.2 percent during the second quarter of 2000 compared with the same period in 1999. The reduction is attributed to decreased amortization of demand side management assets.
     For the first six months of 2000, depreciation and amortization expense decreased $334,000 or 3.9 percent compared with the first half of 1999. These differences reflect decreased amortization of demand side management assets.

TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes increased 4.7 percent or $80,000 in the second quarter of 2000 compared with the same period in 1999, reflecting property tax and gross revenue tax increases.
     Other taxes increased 8.3 percent or $292,000 in the first half of 2000 compared with the same period in 1999, reflecting property tax and gross revenue tax increases.

INCOME  TAXES
      Provision for income taxes decreased $2.8 million in the second quarter of 2000 compared with the same period in 1999 due to a decrease in pretax book income for utility operations.
     A decrease in year to date pretax book income resulted in a $2.1 million decrease in income tax expense for the six months ended June 30, 2000 when compared with the same 1999 period.

OTHER  INCOME
     Other income for the three months ended June 30, 2000 decreased approximately $93,000 or 13.2 percent from the same 1999 period due primarily to decreases in earnings from subsidiaries. For the six months ended June 30, 2000, other income decreased by $630,000 compared to the first half of 1999, due primarily to the sale of the Company's remaining interest in GMER in the first quarter of 1999.

INTEREST  CHARGES
     Interest charges decreased 3.8 percent or $68,000 in the second quarter of 2000 over the same period in 1999 primarily due to continuing reductions in long-term debt outstanding.
     Interest charges decreased 3.9 percent or $143,000 for the six months ended June 30, 2000 compared with that of 1999 for the same reasons.

LIQUIDITY  AND  CAPITAL  RESOURCES

     In the six months ended June 30, 2000, we spent $6.0 million principally for expansion and improvements of our transmission and distribution plant, for expenditures related to the Pine Street Barge Canal site, and for computer information systems. We expect to spend an additional $8.5 million during the remainder of 2000.

     On June 21, 2000, we renewed a $15 million revolving credit agreement with Fleet National Bank and Citizens Bank of Massachusetts. The agreement is for a period of 364 days and will expire on June 20, 2001. We had no borrowings outstanding on the revolving credit agreement at June 30, 2000. Amounts available under the renewed agreement are not by themselves expected to be sufficient to meet our operating requirements through December 31, 2000. The Company has received a commitment letter for an additional $15 million line of credit with another lender and expects to complete the agreement prior to October 1, 2000. We believe amounts available under the two agreements will be more than sufficient to meet our forecasted borrowing requirements through June 2001.

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

   The  credit  ratings  of  the  Company's  securities  are:

                      Duff  &  Phelps   Moody's   Standard  &  Poor's
                      ---------------   -------   -------------------
First  mortgage  bonds        BBB         Ba1         BBB
Unsecured  medium  term  debt  BBB-        --           --
Preferred  stock             BB+         ba2          BB

During April 2000, Moody's Investor Service downgraded the rating of the Company's first mortgage bonds from Baa3 to Ba1. Moody's, Duff & Phelps' and Standard & Poor's credit ratings for the Company remain on Negative Watch, Rating Watch-Down and Credit Watch Negative, respectively, due to the high level of regulatory and public policy uncertainty in Vermont and certain positions argued by the Department in our rate cases.

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











                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                  JUNE 30,2000
                                  ------------
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  1.  Legal  Proceedings
See  Notes  3,  4  and  5  of  Notes  to  Consolidated  Financial    Statements

ITEM  2.  Changes  in  Securities
          NONE

ITEM  3.  Defaults  Upon  Senior  Securities
          NONE

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          At the Annual Shareholders Meeting held May 18, 2000, three items were voted upon by Shareholders. The items and voting results are listed below.

     Item 1, A proposal to change the structure of the Board of Directors to allow the Board to consist of between seven and ten members as determined by vote of the Board was approved with the following voting results:
     Votes  for,  4,420,048;  votes  against,151,517;  abstentions,  862,604.


     Item 2, Shareholders elected the nominees listed below as Directors of this company, with votes cast as indicated.

     Merrill O. Burns, votes for, 4,462,948; votes against, 161,969; abstentions, 809,252.

     Christopher L. Dutton, votes for, 4,463,051; votes against, 161,866; abstentions, 809,252.

     Directors continuing in office were Nordahl Brue, Lorraine Chickering, John
V. Cleary, Euclid Irving, William Bruett, David R. Coates, Martin L. Johnson and Thomas P. Salmon.

     Item 3, a proposal to create a new stock incentive plan to provide for discretionary awards by the Board or its designee was approved with the following voting results: votes for, 2,329,994; votes against, 846,672; abstentions, 2,257,503. Form S-8 to register the additional common shares to be issued under the stock incentive plan was filed July 27, 2000.




ITEM  5.  Other  Information
          NONE

ITEM  6.  (A)  EXHIBITS
               --------
                 27  Financial  Data  Schedule

         (B)  REPORTS  ON  FORM  8-K
              ----------------------

A report on Form 8-K was filed on April 19, 2000 announcing the results of recent credit reviews by major credit rating agencies. Two agencies reaffirmed the existing investment grade rating for all Company securities and one agency downgraded to one level below investment grade the Company's first mortgage bonds.

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



                                GREEN  MOUNTAIN  POWER  CORPORATION
                            ---------------------------------------
                                         (Registrant)



Date:  August  11,  2000             /s/Nancy  Rowden  Brock
                                    ------------------------
                            Nancy  Rowden  Brock,  Vice  President,
                             Chief  Financial  Officer,  Secretary,
                             and  Treasurer




Date:  August  11,  2000            /s/  R.J.  Griffin
                                    ------------------
                            R.  J.  Griffin,  Controller


EXHIBIT 27 This Schedule contains summary financial information extracted from the Consolidated Balance Sheet as of June 30, 2000 and the related Consolidated Statements of Income and Cash Flows for the three and six months ended June 30, 2000, and is qualified in its entirety by reference to such financial statements.

                        GREEN MOUNTAIN POWER CORPORATION
                             FINANCIAL DATA SCHEDULE
                             FORM 10-Q JUNE 30, 2000

Period  -  Type                                         6  Months
Fiscal  Year  End                                  December  31,  2000
Period  End                                        June  30,  2000
Book  Value                                             Per  Book
Total  Net  Utility  Plant                                $193,246
Other  Property  and  Investments                           20,751
Total  Current  Assets                                     35,904
Total  Deferred  Charges                                   41,547
Other  Assets                                              9,627
Total  Assets                                            301,075
Common  Stock                                             18,327
Capital  Surplus,  Paid  In                                 72,913
Retained  Earnings                                        6,389
Total  Common  Stockholders  Equity                        97,251
Preferred  Stock  -  Mandatory  Redemption                   1,640
Preferred  Stock  -  Not  Mandatory  Redemption              12,795
Long  Term  Debt,  Net                                      80,100
Short  Term  Notes                                              0
Long  Term  Notes  Payable                                       0
Commercial  Paper                                              0
Long  Term  Debt  -  Current  Portion                          6,700
Preferred  Stock  -  Current  Portion                         1,640
Capital  Lease  Obligations                                 7,038
Capital  Leases  -  Current  Obligations                          0
Other  Items  Capital  and  Liability                        95,551
Total  Capitalization  and  Liabilities                    301,075
Gross  Operating  Revenue                                 129,639
Income  Tax  Expense                                         (811)
Other  Operating  Expenses                                128,834
Total  Operating  Expenses                                128,023
Operating  Income                                          1,616
Other  Income,  Net                                         1,479
Income  Before  Interest  Expense                            3,095
Total  Interest  Expense                                    3,481
Loss  from  discontinued  operations                       (1,530)
Net  Income(loss)                                         (1,916)
Preferred  Stock  Dividends                                   539
Earnings  Available  for  Common  Stock                     (2,455)
Common  Stock  Dividends                                    1,500
Total  Interest  On  Bonds                                   3,481
Cash  Flow  from  Operations                                21,341
Earnings  Per  Share  -  Primary                              (.45)
Earnings  Per  Share  -  Diluted                               (.45)

(Dollars  in  thousands  except  per  share  amounts)