Form 10-Q
period 2000-09-30
GREEN MOUNTAIN POWER CORP
filed 2000-11-13
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                               ------------------

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
                                                      ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    CLASS  -  COMMON  STOCK       OUTSTANDING  AT  NOVEMBER  6,  2000
---------------------------      ------------------------------------
    $3.33  1/3  PAR  VALUE                          5,549,937



PART  I,  ITEM  1
CONSOLIDATED  BALANCE  SHEETS
GREEN  MOUNTAIN  POWER  CORPORATION
                                                   UNAUDITED
                                           --------------------------
                                               SEPTEMBER 30  SEPTEMBER 30 DECEMBER 31

                                                     2000      1999      1999
                                                   --------  --------  --------
(In thousands)
ASSETS
UTILITY PLANT
  Utility plant, at original cost . . . . . . . .  $287,729  $278,820  $283,917
  Less accumulated depreciation . . . . . . . . .   110,381   100,792   102,854
                                                   --------  --------  --------
  Net utility plant . . . . . . . . . . . . . . .   177,348   178,028   181,063
  Property under capital lease. . . . . . . . . .     7,038     7,696     7,038
  Construction work in progress . . . . . . . . .     9,535     8,745     4,795
                                                   --------            --------
    Total utility plant, net. . . . . . . . . . .   193,921   194,469   192,896
                                                   --------  --------  --------
OTHER INVESTMENTS
  Associated companies, at equity . . . . . . . .    14,672    14,814    14,545
  Other investments . . . . . . . . . . . . . . .     6,151     6,028     6,120
                                                   --------            --------
    Total other investments . . . . . . . . . . .    20,823    20,842    20,665
                                                   --------  --------  --------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .        10       456       656
  Certficate of deposit, pledged as collateral. .    15,150         -         -
  Accounts receivable, customers and others,
  less allowance for doubtful accounts
    of $428, $398 and $398. . . . . . . . . . . .    16,790    15,340    18,503
  Accrued utility revenues. . . . . . . . . . . .     6,085     6,312     6,969
  Fuel, materials and supplies, at average cost .     3,385     3,281     3,290
  Prepayments . . . . . . . . . . . . . . . . . .     1,667     1,597     2,197
  Income tax receivable . . . . . . . . . . . . .     3,637     1,190     1,241
  Other . . . . . . . . . . . . . . . . . . . . .       459       350       382
                                                   --------            --------
    Total current assets. . . . . . . . . . . . .    47,183    28,526    33,238
                                                   --------  --------  --------
DEFERRED CHARGES
  Demand side management programs . . . . . . . .     6,586     7,917     7,640
  Purchased power costs . . . . . . . . . . . . .    14,583     2,165     7,435
  Pine Street Barge Canal . . . . . . . . . . . .     8,700     8,700     8,700
  Other . . . . . . . . . . . . . . . . . . . . .    16,200    18,238    18,078
                                                   --------            --------
    Total deferred charges. . . . . . . . . . . .    46,069    37,020    41,853
                                                   --------  --------  --------

NON-UTILITY
  Cash and cash equivalents . . . . . . . . . . .         -        21        40
  Other current assets. . . . . . . . . . . . . .         8        13         8
  Property and equipment. . . . . . . . . . . . .       252       253       253
  Equity investment in energy related businesses.         -         -         -
  Business segment held for disposal. . . . . . .     7,752    11,835     9,477
  Other assets. . . . . . . . . . . . . . . . . .     1,278     1,383     1,321
                                                                       --------
    Total non-utility assets. . . . . . . . . . .     9,290    13,505    11,099
                                                   --------  --------  --------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $317,286  $294,362  $299,751
                                                   ========  ========  ========


The accompanying notes are an integral part of the consolidated financial statements.







CONSOLIDATED  BALANCE  SHEETS
GREEN  MOUNTAIN  POWER  CORPORATION
                                                    UNAUDITED
                                            --------------------------
                                                SEPTEMBER 30  SEPTEMBER 30 DECEMBER 31

                                                      2000       1999       1999
                                                    ---------  ---------  ---------
(In thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity
  Common stock, $3.33 1/3 par value,
  authorized 10,000,000 shares (issued
  5,515,490, 5,382,114 and 5,425,571). . . . . . .  $ 18,438   $ 17,992   $ 18,085
  Additional paid-in capital . . . . . . . . . . .    73,035     72,501     72,594
  Retained earnings. . . . . . . . . . . . . . . .     7,594     12,751     10,344
  Treasury stock, at cost (15,856 shares). . . . .      (378)      (378)      (378)
                                                    ---------  ---------  ---------
    Total common stock equity. . . . . . . . . . .    98,689    102,866    100,645
  Redeemable cumulative preferred stock. . . . . .    12,795     13,035     12,795
  Long-term debt, less current maturities. . . . .    80,100     86,800     81,800
                                                    ---------  ---------  ---------
    Total capitalization . . . . . . . . . . . . .   191,584    202,701    195,240
                                                    ---------  ---------  ---------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . . .     7,038      7,696      7,038
                                                    ---------  ---------  ---------
CURRENT LIABILITIES
  Current maturities of preferred stock. . . . . .       240      1,650      1,640
  Current maturities of long-term debt . . . . . .     6,700      1,700      6,700
  Short-term debt. . . . . . . . . . . . . . . . .     9,600      4,300      7,900
  Accounts payable, trade and accrued liabilities.     4,870      4,430      6,684
  Accounts payable to associated companies . . . .     8,961      6,928      6,577
  Dividends declared . . . . . . . . . . . . . . .     1,012        291        285
  Customer deposits. . . . . . . . . . . . . . . .       504        228        361
  Accrued purchased power option call. . . . . . .     9,299          -          -
  Interest accrued . . . . . . . . . . . . . . . .     1,804      1,774      1,169
  Energy East Liability. . . . . . . . . . . . . .    15,000          -          -
  Other. . . . . . . . . . . . . . . . . . . . . .     1,158      2,565      7,032
                                                                          ---------
    Total current liabilities. . . . . . . . . . .    59,148     23,866     38,348
                                                    ---------  ---------  ---------
DEFERRED CREDITS
  Accumulated deferred income taxes. . . . . . . .    27,194     24,858     25,201
  Unamortized investment tax credits . . . . . . .     3,766      4,048      3,978
  Pine Street Barge Canal site cleanup . . . . . .     8,211      9,211      8,815
  Other. . . . . . . . . . . . . . . . . . . . . .    20,345     21,942     21,131
                                                                          ---------
    Total deferred credits . . . . . . . . . . . .    59,516     60,059     59,125
                                                    ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES

NON-UTILITY
  Other liabilities. . . . . . . . . . . . . . . .         -         40          -
                                                    ---------  ---------  ---------
    Total non-utility liabilities. . . . . . . . .         -         40          -
                                                    ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . . .  $317,286   $294,362   $299,751
                                                    =========  =========  =========



The accompanying notes are an integral part of the consolidated financial statements.



 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS

                                                            THREE  MONTHS  ENDED   NINE  MONTHS  ENDED
                                                                 SEPTEMBER 30          SEPTEMBER 30

                                                                 2000      1999      2000       1999
                                                               --------  --------  ---------  ---------
(In thousands, except per share data)
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .  $78,143   $68,478   $207,782   $187,031
                                                               --------  --------  ---------  ---------
 OPERATING EXPENSES
 Power Supply
 Vermont Yankee Nuclear Power Corporation . . . . . . . . . .    8,702     8,898     25,482     26,201
 Company-owned generation . . . . . . . . . . . . . . . . . .    2,069     1,723      5,400      4,674
 Purchases from others. . . . . . . . . . . . . . . . . . . .   49,491    42,801    129,131    104,442
 Other operating. . . . . . . . . . . . . . . . . . . . . . .    3,618     3,980     10,916     13,438
 Transmission . . . . . . . . . . . . . . . . . . . . . . . .    2,789     2,640      9,461      8,183
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .    1,826     1,577      5,005      5,040
 Depreciation and amortization. . . . . . . . . . . . . . . .    3,516     3,855     11,659     12,333
 Taxes other than income. . . . . . . . . . . . . . . . . . .    1,669     1,771      5,459      5,270
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . .    1,192      (179)       382      1,156
                                                               --------  --------  ---------  ---------
    Total operating expenses. . . . . . . . . . . . . . . . .   74,872    67,066    202,895    180,737
                                                               --------  --------  ---------  ---------
 OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . .    3,271     1,412      4,887      6,294
                                                               --------  --------  ---------  ---------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations.      617       408      1,861      2,306
 Allowance for equity funds used during construction. . . . .       98        40        240         90
 Other income (deductions), net . . . . . . . . . . . . . . .      (73)       31         20        192
                                                               --------  --------  ---------  ---------
    TOTAL OTHER INCOME (DEDUCTIONS) . . . . . . . . . . . . .      642       479      2,121      2,588
                                                               --------  --------  ---------  ---------
 INCOME (LOSS) BEFORE INTEREST CHARGES. . . . . . . . . . . .    3,913     1,891      7,008      8,882
                                                               --------  --------  ---------  ---------
 Interest charges
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    1,619     1,661      4,927      5,054
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      147        95        402        355
 Allowance for borrowed funds used during construction. . . .      (54)      (25)      (136)       (54)
                                                               --------  --------  ---------  ---------
    TOTAL INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,712     1,731      5,193      5,355
                                                               --------  --------  ---------  ---------
 INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND . . . . . . . .    2,201       160      1,815      3,527
 DISCONTINUED OPERATIONS
 Dividends on preferred stock . . . . . . . . . . . . . . . .      240       275        779        885
                                                               --------  --------  ---------  ---------
 Income (loss) from continuing operations . . . . . . . . . .    1,961      (115)     1,036      2,642
 Net income (loss) from discontinued segment
 operations . . . . . . . . . . . . . . . . . . . . . . . . .        -         0          -       (603)
 Loss on disposal, including provisions for
 operating losses during phaseout period. . . . . . . . . . .        -    (4,592)    (1,530)    (4,592)
                                                               --------  --------  ---------  ---------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCK . . . . . . . .  $ 1,961   $(4,707)  $   (494)  $ (2,553)
                                                               ========  ========  =========  =========
 Common stock data
 Basic earnings (loss) per share. . . . . . . . . . . . . . .  $  0.36   $ (0.88)  $  (0.09)  $  (0.48)
 Diluted earnings (loss) per share. . . . . . . . . . . . . .     0.36     (0.88)     (0.09)     (0.48)
 Cash dividends declared per share. . . . . . . . . . . . . .  $  0.14   $  0.14   $   0.28   $   0.41
 Weighted average common shares outstanding . . . . . . . . .    5,505     5,374      5,471      5,347
 Weighted average common and common equivalent
    shares outstanding. . . . . . . . . . . . . . . . . . . .    5,506     5,374      5,472      5,347
 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Balance - beginning of period. . . . . . . . . . . . . . . .  $ 6,389   $18,197   $ 10,344   $ 17,508
 Net Income (loss). . . . . . . . . . . . . . . . . . . . . .    2,201    (4,432)       285     (1,668)
 Cash Dividends-redeemable cumulative preferred stock . . . .     (240)     (275)      (779)      (885)
 Cash Dividends-common stock. . . . . . . . . . . . . . . . .     (756)     (739)    (2,256)    (2,204)
                                                               --------  --------  ---------  ---------
 Balance - end of period. . . . . . . . . . . . . . . . . . .  $ 7,594   $12,751   $  7,594   $ 12,751
                                                               ========  ========  =========  =========


 The accompanying notes are an integral part of the consolidated financial statements.


 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 GREEN  MOUNTAIN  POWER  CORPORATION
                                                         FOR  THE  NINE  MONTHS  ENDED
                                                                   SEPTEMBER 30

                                                                  2000          1999
                                                             ---------------  --------
OPERATING ACTIVITIES:                                        (In thousands)
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . .  $         (494)  $(2,553)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .          11,659    12,332
  Dividends from associated companies less equity income. .             (18)      142
  Allowance for funds used during construction. . . . . . .            (375)     (144)
  Amortization of purchased power costs . . . . . . . . . .           4,365     4,607
  Deferred income taxes . . . . . . . . . . . . . . . . . .           1,993     1,469
  Provision for loss on segment disposal. . . . . . . . . .           1,530     4,592
  Deferred purchased power costs. . . . . . . . . . . . . .          (1,643)     (781)
  Accrued purchase power contract option call . . . . . . .           2,726         -
  Deferred arbitration costs. . . . . . . . . . . . . . . .          (3,268)   (1,118)
  Amortization of investment tax credits. . . . . . . . . .            (212)     (212)
  Environmental proceedings costs . . . . . . . . . . . . .          (1,023)   (5,708)
  Conservation expenditures . . . . . . . . . . . . . . . .            (934)   (1,182)
  Changes in:
    Accounts receivable . . . . . . . . . . . . . . . . . .           1,713     3,636
    Accrued utility revenues. . . . . . . . . . . . . . . .             883       298
    Fuel, materials and supplies. . . . . . . . . . . . . .             (96)     (142)
    Prepayments and other current assets. . . . . . . . . .             455     4,639
    Accounts payable. . . . . . . . . . . . . . . . . . . .             571    (1,238)
    Accrued income taxes payable and receivable . . . . . .          (2,396)   (1,560)
    Other current liabilities . . . . . . . . . . . . . . .          (4,369)   (2,302)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .             537       832
                                                             ---------------  --------
  Net cash provided by continuing operations. . . . . . . .          11,605    15,607
  Net change in discontinued segment. . . . . . . . . . . .             195      (138)
                                                             ---------------  --------
  Net cash provided by operating activities . . . . . . . .          11,799    15,469

INVESTING ACTIVITIES:
Construction expenditures . . . . . . . . . . . . . . . . .          (8,551)   (7,386)
Investment in nonutility property . . . . . . . . . . . . .            (143)     (176)
                                                             ---------------  --------
  Net cash provided by (used in) investing activities . . .          (8,694)   (7,562)
                                                             ---------------  --------

FINANCING ACTIVITIES:
Issuance of common stock. . . . . . . . . . . . . . . . . .             794       868
Investment in Certificate of Deposit, pledged for revolver.         (15,150)        -
Energy East obligation. . . . . . . . . . . . . . . . . . .          15,000         -
Short-term debt, net. . . . . . . . . . . . . . . . . . . .           1,700    (2,700)
Cash dividends. . . . . . . . . . . . . . . . . . . . . . .          (3,035)   (3,089)
Reduction in preferred stock. . . . . . . . . . . . . . . .          (1,400)   (1,400)
Reduction in long-term debt . . . . . . . . . . . . . . . .          (1,700)   (1,700)
                                                             ---------------  --------

  Net cash provided by (used in) financing activities . . .          (3,791)   (8,021)
                                                             ---------------  --------
Net increase in cash and cash equivalents . . . . . . . . .            (686)     (114)

Cash and cash equivalents at beginning of period. . . . . .             696       590
                                                             ---------------  --------

Cash and cash equivalents at end of period. . . . . . . . .  $           10   $   476
                                                             ===============  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
  Interest (net of amounts capitalized) . . . . . . . . . .  $        4,420   $ 4,577
  Income taxes, net . . . . . . . . . . . . . . . . . . . .           1,191       997


The accompanying notes are an integral part of the consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2000
PART  I  --  ITEM  1
1.     SIGNIFICANT  ACCOUNTING  POLICIES
It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and includes other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1999 filed on Form 10-K, the quarterly report for the three and six months ended June 30, 2000 filed on Form 10-Q, and the Form 8-K filed on August 29, 2000, are adequate to make the information presented not misleading.
     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. We charge our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These are called seasonally differentiated rates. In order to eliminate the impact of the seasonally differentiated rates, we defer some of the revenues from those four months and account for them in later periods when we have lower revenues or higher costs. By deferring certain revenues we are able to better match our revenues to our costs. On September 30, 2000, there was a deferred charge of $248,000, compared with a deferred charge of $676,000 at September 30, 1999. These deferred charges are amortized through revenue accounts during the current year. UNREGULATED OPERATIONS
     We  have  or  have  had  unregulated,  wholly-owned subsidiaries:  Mountain
Energy, Inc. ("MEI"), Green Mountain Propane Gas Company Limited ("GMPG"), GMP Real Estate Corporation, Lease-Elec, Inc., Green Mountain Resources, Inc. ("GMRI"), and Green Mountain Energy Resources, LLC("GMER"). Lease-Elec, Inc. has been inactive for a number of years and was dissolved April 3, 2000. Sale of Green Mountain Power Corporation's("GMP" or the "Company") ownership interest in GMER was completed in the first quarter of 1999. During 1999, we decided to sell the assets of MEI, and report its results as income (loss) from operations of a discontinued segment. During June 2000, one of MEI's subsidiary operations was sold. See the additional discussion under the caption "Segments and Related Information". We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries (excluding
MEI) and the rental water heater program are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements.
2.     INVESTMENT  IN  ASSOCIATED  COMPANIES
     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).
VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION
Percent  ownership:  17.9%  common

                    Three months ended          Nine months ended
                          September 30          September 30

                         2000     1999      2000      1999
                        -------  -------  --------  --------
(in thousands)
Gross Revenue. . . . .  $44,648  $49,029  $130,042  $139,182
Net Income Applicable.  $ 1,559  $ 1,580  $  4,942  $  4,874
      to Common Stock
Equity in Net Income .  $   275  $   287  $    890  $    880




On October 15, 1999, the owners of Vermont Yankee Nuclear Power Corporation ("Vermont Yankee") accepted a bid from AmerGen Energy Company ("Amergen") for the Vermont Yankee generating plant. The asset sale will require numerous regulatory approvals, and has received the approval of the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission. Decisions are still pending from the Securities and Exchange Commission, the Internal Revenue Service, and the VPSB. If approved, the price AmerGen will pay Vermont Yankee will be approximately $10.0 million for the plant and property.
     As a condition of the sale, Vermont Yankee will make a one-time and final payment of approximately $54.3 million to the plant's decommissioning fund. The final payment may vary depending on the earnings of the decommissioning trust fund during the period prior to completion of the sale. In return, AmerGen will assume full responsibility for all future operating costs and the obligation to decommission the plant at the end of its life. The Company has agreed to buy power from the plant for periods that may extend up to twelve years. The Company and the other current owners are also responsible to Vermont Yankee for their share of the unrecovered plant and other costs resulting from the sale.
     The Vermont Department of Public Service, Vermont Yankee, and Amergen are currently negotiating a revised sale agreement that may increase the price Amergen will pay for the plant.

VERMONT  ELECTRIC  POWER  COMPANY,  INC.
Percent  ownership:  29.5%  common
                    30.0%  preferred

                    Three months ended          Nine months ended
                          September 30          September 30

                        2000    1999    2000     1999
                       ------  ------  -------  -------
(in thousands)
Gross Revenue . . . .  $7,011  $6,826  $21,151  $21,031
Net Income. . . . . .  $  309  $  280  $   892  $   901
Equity in Net Income.  $   93  $   61  $   267  $   269

3.  COMMITMENTS  AND  CONTINGENCIES
ENVIRONMENTAL  MATTERS
     The electric industry typically uses or generates a range of potentially hazardous products in its operations. We must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. We believe that we are in substantial compliance with these requirements, and that there are no outstanding material complaints about the Company's compliance with present environmental protection regulations, except for developments related to the Pine Street Barge Canal site. PINE STREET BARGE CANAL SITE
     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We have previously been notified by the Environmental Protection Agency ("EPA") that we are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal site ("Pine Street") in Burlington, Vermont, where coal tar and other industrial materials were deposited. We remain a PRP for other past, ongoing and future response costs. In September 1999, we negotiated a final settlement with the United States, the State of Vermont (State), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. The Consent Decree has been approved by the federal district court, and addresses claims by the EPA for past Pine Street site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
     As of September 30, 2000, our total expenditures related to the Pine Street site since 1982 were approximately $23.2 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals for a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up (remediation costs), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
     We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and State government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, are likely to be in the range of $8.7 to $12.5 million. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset and we believe that it is probable that we will receive future revenues to recover these costs.
     Through  rate  cases  filed  in  1991,  1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site related costs, the Company and the Vermont Department of Public Service (the "Department"), and, as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.
     We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million of such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers".
1997  RETAIL  RATE  CASE
     On June 16, 1997, the Company filed a request with the VPSB to increase retail rates by 16.7 percent ($26 million in additional annual revenues) and to increase the target return on common equity from 11.25 percent to 13 percent. In our final submissions to the VPSB we asked for an increase of 14.4 percent ($22 million in additional annual revenues) due to changed estimates of costs to be incurred in the rate year. On March 2, 1998, the VPSB released its Order dated February 27, 1998 in the then pending rate case. The VPSB authorized us to increase our rates by 3.61 percent, which gave us increased annual revenues of $5.6 million.
     The difference between the $22 million we asked for and the $5.6 million the VPSB authorized was due to the following:
* disallowance of the cost of power associated with the Hydro-Quebec contract discussed below;
*     the  VPSB's  modification  of  our  calculation  of  rate  base;
*     the  exclusion  of  future  capital  projects  from  rate  base;
*     suspension  of  recovery  of  Pine  Street  site  expenditures;
* various cost of service reductions in payroll and operations and maintenance; and
*     a  reduction  in our requested allowed return on equity from 13 percent to
11.25  percent.
     The VPSB Order denied us the right to charge customers $5.48 million of the annual costs for power purchased under our contract with Hydro-Quebec. The VPSB denied recovery of these costs for the following reasons:
* the VPSB claimed that we had acted imprudently by committing to the power contract with Hydro-Quebec in August 1991 (the imprudence disallowance); and
* to the extent that the costs of power to be purchased from Hydro-Quebec are now higher than current estimates of market prices for power during the
Contract term, after accounting for the imprudence disallowance, the contract power is not "used and useful".
     Generally  accepted  accounting  principles  required that we record in the first quarter of 1998 the losses resulting from the disallowed recovery of a portion of the 1998 Hydro-Quebec power contract costs. The amount charged to income of $4.6 million (pre-tax) was less than the full disallowance because we expected that new rates would become effective in January of 1999 as the result of our May 8, 1998 rate filing, discussed below.
     In its February 27, 1998 Order, the VPSB discussed its policies that do not allow a utility to recover imprudent expenditures and the costs of power supply contract purchases that the VPSB decides are not used and useful. The VPSB stated in its Order that the methods and measures used in this rate case were provisional and applied to this rate case only. If the VPSB were to apply the same, or similar, methods and measures that they used in the 1997 rate case
Order to future power contract costs in our 1998 retail rate case, we would likely be required to recognize a charge to income of approximately $154 million before income taxes. The $154 million estimate represents primarily the 20 percent disallowance for Hydro-Quebec power costs that the VPSB considered imprudent in its 1997 Order. We are unable to estimate the loss (from disallowance) to be recorded for power purchased after December 31, 2000, if any, until the pending 1998 rate case is completed.
     On March 20, 1998, we filed with the VPSB a Motion for Reconsideration of and to Alter or Amend certain aspects of the VPSB's Order released on March 2, 1998. Immediately following the issuance of the June 8, 1998 VPSB Order on our Motion for Reconsideration, which mainly reaffirmed the earlier Order, Duff &
Phelps and Standard & Poor's lowered our securities credit ratings. Moody's also subsequently lowered our securities credit ratings.
     In June 1998, we appealed the VPSB's February 27, 1998 Order and the June 8, 1998 reconsideration Order to the Vermont Supreme Court. Specifically, we are appealing the VPSB's determination that we were imprudent in committing to the Hydro-Quebec contract in August 1991, and its ruling that because the contract power is priced over-market under current forecasts of market prices, it is therefore considered "not used and useful". The Company asserts, among other arguments, that the VPSB's Order deprives the Company's shareholders of their property in an unconstitutional manner. The Court, with briefs and arguments completed, has the appeal under advisement. If not changed, the VPSB's decision could have a significant negative impact on our reported financial condition, and could impact our credit ratings, dividend policy and financial viability. 1998 RETAIL RATE CASE
     On May 8, 1998, we filed a request with the VPSB to increase our retail rates by 12.93 percent. We requested the retail rate increase because of the following:
*  The  higher  cost  of  power;
*  The  cost  of  the  January  1998  ice  storm;  and
*  Investments  in  new  plant  and  equipment.
     On November 18, 1998, by Memorandum of Understanding (MOU), the Company, the Department and IBM agreed to stay rate proceedings in the 1998 rate case until or after September 1, 1999, or such earlier date as the parties may later agree to or the VPSB may order. The agreement to suspend our 1998 rate case delayed the date of a final decision on the 1998 rate case to December 15, 1999, and we recognized an additional loss of $5.25 million in the last quarter of 1998 representing the effect of the continued disallowance of Hydro-Quebec costs through December 15, 1999. The MOU provided for a 5.5% temporary retail rate increase, to produce $8.9 million in annualized additional revenue, effective with service rendered December 15, 1998. In the event that the VPSB issues a final order that allows a retail rate increase that is less than the temporary rates, all sums collected in excess of such final rates would be refunded by adjusting rates on a prospective basis, by customer class, to reflect the appropriate refund amounts. An additional surcharge was permitted, without further VPSB order, in order to produce additional revenues necessary to provide the Company with the capacity to finance 1999 Pine Street site expenditures. The MOU was approved by the VPSB on December 11, 1998. The MOU did not provide for any specific disallowance of power costs under our purchase power contract with Hydro-Quebec. Issues respecting recovery of such power costs were preserved for future proceedings. Also, in the event that the Vermont Supreme Court issues an order reversing the VPSB's orders in our 1997 rate case prior to issuance of a final order in the 1998 rate case, any resulting adjustments in rates will not become effective until the VPSB issues a final order in the 1998 rate case. The MOU provides that nothing in it will reduce or limit our entitlement to full recovery of any amounts due us if we should prevail on the appeal.
     The stay and suspension of this pending rate case and the temporary rate levels agreed to in the MOU were designed to allow us to continue to provide adequate and efficient service to our customers while we seek mitigation of power supply costs.
     On September 7 and December 17, 1999, the VPSB issued Orders approving two amendments to the MOU that the Company had entered into with the Department and IBM. The two amendments continued the stay of proceedings until September 1, 2000, with a final decision expected during January, 2001. The amendments maintained the other features of the original MOU, and the second amendment provides for a provisional pro forma cost of service disallowance of GMP's year 2000 Hydro-Quebec contract costs in the amount of $7.5 million, and a temporary rate increase of 3 percent, in addition to the current temporary rate level, effective as of January 1, 2000. The temporary rates are still subject to refund in the final rate case decision, if the final rates set are lower than the temporary rates. At September 30, 2000, total revenues subject to refund are approximately $20.0 million.
     Notwithstanding the interim rate settlement, we are unable to predict whether regulatory developments or other future events, singularly or in combination, could cause our lending banks to refuse to allow further borrowings under our revolving loan agreement, to seek to enter into a new credit agreement with us and/or to immediately call in all outstanding loans. If we are unable to borrow on a short-term basis, we will evaluate all potential alternatives available at the time, including, but not limited to, eliminating or reducing dividends, or the filing of a petition for reorganization under the United States Bankruptcy Code.
     SFAS 71 provides guidance in preparing financial statements for public utilities that meet certain criteria of SFAS 71. The three criteria that we must meet in order to follow that accounting guidance are:
* our rates for regulated services and products provided to our customers must be established by or be subject to approval by an independent, third-party regulator;
* the regulated rates are designed to recover our specific costs of providing the regulated services or products; and
* depending on demand for regulated services and products, and the level of competition, direct and indirect, it is reasonable to assume that our rates are set at levels that will recover our costs and that these rates can be charged to and collected from our customers. This criterion must also take into account anticipated changes in levels of demand or competition during the recovery period for any capitalized costs.
     We meet these criteria presently, and the application of SFAS 71 requires that we defer certain costs that would typically be accounted for as expense in an unregulated entity; these costs are referred to as deferred charges or regulatory assets. Our ability to defer a cost is subject to our ability to provide evidence that the following additional criteria are met:
* it is probable that the inclusion of the capitalized (deferred) cost in allowed costs for rate making purposes will provide future revenue in an amount at least equal to the capitalized (deferred) cost; and
* the future revenue will be provided to permit recovery of the previously incurred cost rather than to provide for expected levels of similar future costs.
     If the VPSB does not modify its ruling that the costs of power purchased from Hydro-Quebec are above estimated market rates and are not used and useful and, therefore, a portion of such costs is not recoverable, we would likely conclude that the VPSB has changed its approach to setting rates from cost-based rate making to another form of regulation. We would then be required to discontinue application of SFAS 71 and eliminate all regulatory assets and liabilities that arose from prior actions of the VPSB. The write-off of these regulatory assets and liabilities, net of any tax effects, would be charged to income as an extraordinary item for the financial reporting period in which the discontinuation of SFAS 71 occurs.
     Based on the Company's September 30, 2000 balance sheet, if we are required to discontinue the application of SFAS 71, we would be required to recognize an after-tax charge to earnings of approximately $28.2 million attributable to net regulatory assets.

POWER  SUPPLY  AND  TRANSMISSION
     One of our power supply arrangements with Hydro-Quebec, referred to as the "9701 arrangement", allows Hydro-Quebec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract. The Company's temporary rate settlement of December 1999 includes revenues in 2000 sufficient to provide for estimated net costs of replacing power purchased by Hydro-Quebec of approximately $6.6 million. The Company recognized $1.6 million in expense during the quarter ended September 30, 2000 to reflect these estimated costs. A regulatory asset of $1.6 million reflects the unrecognized expense that will be recovered in rates over the remaining quarter of 2000. Additional expense of $360,000 was recognized in the quarter ended September 30, 2000, primarily for estimated costs of power purchases in excess of amounts being collected in rates, to supply energy Hydro-Quebec has indicated it will purchase under the 9701 arrangement through August 2001.
     Another power supply arrangement with Hydro-Quebec, referred to as the "9601 arrangement", or "9601", provides energy that the Company resells to Morgan Stanley Capital Group("MS", or "Morgan Stanley") under a separate power supply arrangement. The 9601 arrangement allows Hydro-Quebec to curtail deliveries of energy should it need to use certain resources to supplement available supply. During October 2000, we were notified of Hydro-Quebec's intention to curtail delivery of power during October and November 2000. Obligations under the MS contract may require that we purchase energy at prices that could be substantially higher than those normally available under the 9601 arrangement. MS and the Company disagree about the extent to which the Company is required to provide 9601 energy to MS. The Company believes that MS has already utilized energy in excess of its 9601 entitlement for 2000. If Hydro-Quebec were to continue to curtail deliveries during 2001, the Company estimates such curtailment could raise power supply costs by a range of $3 million to $7 million, depending upon the level of curtailment, the level of energy required to be delivered under the MS arrangement, and the future price of energy.
     It is possible our estimate of future power supply costs could differ materially from actual results. Material future losses could result if Hydro-Quebec elects to exercise its options at levels not included in rates.

4.  SEGMENTS  AND  RELATED  INFORMATION
     In 1998, the Company adopted SFAS NO. 131, Disclosures About Segments of an Enterprise and Related Information.
     The Company has two reportable segments, the electric utility and Mountain Energy, Inc. ("MEI"). The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly-owned unregulated subsidiaries (GMPG, GMRI, GMP Real Estate, and the rental water heater program) as a separate line item in the Other Income
Section  in  the  Consolidated  Statement  of  Income.
     MEI is an unregulated business that invests in energy generation, energy efficiency and wastewater treatment projects. We have classified MEI's net assets and liabilities as "Business Segment Held for Sale", reflecting the Company's intent to dispose of MEI's assets. As of September 30, 2000, MEI had disposed of one subsidiary operation classified as held for disposal, realizing proceeds of $1.7 million.
     During the fiscal year ended December 31, 1999, the Company's provisions for loss on disposal totaled $6.7 million or $1.25 per share, primarily to recognize estimated future losses from the expected sale of MEI's assets, including anticipated operating losses until expected disposal. During the nine months ended September 30, 2000, MEI also recognized provisions for loss on disposal of $1.5 million, net of taxes of $1.0 million, for its remaining operations held for disposal. These provisions for loss from discontinued operations reflect the Company's current estimate. The ultimate loss remains subject to the consummation of the sale or other disposition, and could materially exceed amounts recorded. Results of operations for MEI are now reported under "Net income (loss) from operations of discontinued segment, net of applicable income taxes". Provisions for loss on disposal are reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Segment information compared with the Company's results includes the following:

                               Three months ended      Nine months ended
                                      September 30      September 30

                                   2000      1999      2000       1999
                                  -------  --------  ---------  ---------
In thousands
External revenues
 Electric utility. . . . . . . .  $78,143  $68,478   $207,782   $187,031
 MEI segment . . . . . . . . . .      733    1,171      1,351      3,531
Net income (loss) from
  operations
 Electric utility. . . . . . . .    1,961     (115)     1,036      2,642
 MEI segment . . . . . . . . . .        -        -          -       (603)
Provision for loss on
 disposal of MEI assets. . . . .        -   (4,592)    (1,530)    (4,592)
                                  -------  --------  ---------  ---------
Consolidated net income (loss) .  $ 1,961  $(4,707)  $   (494)  $ (2,553)
                                  =======  ========  =========  =========
Basic earnings (loss) per share
   Discontinued operations . . .  $     -  $ (0.86)  $  (0.28)  $  (0.97)
   Continuing operations . . . .  $  0.36  $ (0.02)  $   0.19   $   0.49

                                       17




5.  SFAS  133
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137, is effective for the Company beginning the first quarter of 2001. SFAS 133 must be applied to (a) derivative instruments and (b) either all derivative instruments embedded in hybrid contracts or those embedded instruments that were issued, acquired, or substantively modified on or after January 1, 1998 or January 1, 1999 (as elected by the Company).
     The Company has a contract with Morgan Stanley to hedge the fair value of fossil fuel prices. We also sometimes use future contracts to hedge forecasted wholesale sales of electric power including material sales commitments. Under SFAS 133, the Company would recognize in earnings the value of hedging instruments to the extent that they are ineffective in hedging exposures related to these contracts.
     The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or the method of adoption of SFAS 133. However, SFAS 133 is likely to increase volatility in earnings and other comprehensive income. The Company has begun the analysis of its contracts, including our 9701 arrangement that allows Hydro-Quebec the option to purchase energy at prices materially below current market costs. The Company's initial review of the 9701 arrangement indicates that it is a derivative that would likely require valuation at fair value when SFAS 133 is adopted. Valuation could result in a material loss and will depend primarily on the level of recovery provided in rates, and on estimates of future market prices for energy.
6.     RECLASSIFICATION
     Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.

GREEN  MOUNTAIN  POWER  CORPORATION
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
SEPTEMBER  30,  2000
PART  I  --  ITEM  2
     In this section, we explain the general financial condition and the results of operations for Green Mountain Power Corporation (the Company) and its subsidiaries. This includes:
*  Factors  that  affect  our  business;
* Our earnings and costs in the periods presented and why they changed between periods;
*  The  source  of  our  earnings;
* Our expenditures for capital projects year-to-date and what we expect they will be in the future;
*  Where  we  expect  to  get  cash  for  future  capital  expenditures;  and
*  How  all  of  the  above  affects  our  overall  financial     condition.
     As you read this section it may be helpful to refer to the consolidated financial statements and notes in Part I-Item 1.
There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes", "estimates", "expects", "plans", or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" and "Year 2000 Computer Compliance" in this section:
*  Regulatory  decisions,  legislation,  or  accounting  changes;
*  Weather;
*  Energy  supply  and  demand  and  pricing;
*  Availability,  terms,  and  use  of  capital;
*  General  economic  and  business  risk;
*  Nuclear  and  environmental  issues;
*  Changes  in  technology;  and
* Industry restructuring and cost recovery (including stranded costs). These forward-looking statements represent only our estimates and assumptions  as  of  the  date  of  this  report.
RESULTS  OF  OPERATIONS
EARNINGS  SUMMARY-  OVERVIEW
In this section, we discuss our earnings and the principal factors affecting them. We separately discuss earnings for the utility business and for our unregulated businesses.


Total  earnings  (loss)  per  share  of  Common  Stock
                    Three months ended  Nine months ended
                          September 30    September 30

                        2000    1999     2000     1999
                        -----  -------  -------  -------
Utility business . . .  $0.33  $(0.04)  $ 0.11   $ 0.31
Unregulated businesses   0.03    0.02     0.08     0.18
                        -----  -------  -------  -------
Earnings(loss) from: .   0.36   (0.02)    0.19     0.49
Continuing operations
Discontinued segment .   0.00   (0.86)   (0.28)   (0.97)
                        -----  -------  -------  -------
Basic earnings
  (loss) per share . .  $0.36  $(0.88)  $(0.09)  $(0.48)
                        =====  =======  =======  =======

UTILITY  BUSINESS
     The Company recorded earnings from utility operations of $0.33 in the quarter ended September 30, 2000, compared with a loss from utility operations of $0.04 in the third quarter of 1999. The increase in earnings was due to the absence of power supply costs that resulted in a loss for the third quarter of 1999. During that quarter, the Company recognized additional charges to reflect disallowed Hydro-Quebec power supply contract costs, including costs related to the 9701 arrangement.
The earnings from utility operations for the nine months ended September 30, 2000 were $0.11 per common share compared with earnings of $0.31 per common share for the respective 1999 period. The decrease in earnings is primarily due to increased obligations under arrangement with Hydro-Quebec and changes in power supply market conditions that resulted in a decline in the value of energy resources held by the Company, partially offset by higher retail revenues due to a temporary 3.0 percent retail rate increase and increased retail MWh sales during 2000. The Company has previously accrued losses for disallowed Hydro-Quebec power supply costs pursuant to VPSB Orders. Results for the three and nine months ended September 30, 2000 do not reflect any disallowed Hydro-Quebec power supply costs, compared with a charge for disallowed power costs of $1.7 million for the same respective periods during 1999. If these accruals, consistent with generally accepted accounting principles, had not been made, power supply costs would have been $1.9 million and $1.3 million higher for the three months ended September 30, 2000 and 1999, respectively, and $5.6 million and $3.9 million for the nine months ended September 30, 2000 and 1999, respectively.
UNREGULATED  BUSINESSES
     Earnings from unregulated businesses included in results from continuing operations for the three months ended September 30, 2000 increased compared with the same period in 1999, primarily due to an absence of subsidiary losses in the current year. A financial summary for these businesses, excluding MEI, follows:


         Three months ended   Nine months ended
                September 30  September 30

                2000   1999   2000    1999
                -----  -----  -----  ------
(In thousands)
Revenue. . . .  $ 259  $ 265  $ 780  $ 810
Expense. . . .     99    172  $ 341   (137)
                -----  -----  -----  ------
Net Income . .  $ 160  $  93  $ 439  $ 947
                =====  =====  =====  ======

Earnings from unregulated businesses included in results from continuing operations for the nine months ended September 30, 2000 decreased compared with results of the same period in 1999, primarily due to a $600,000 (after tax) gain on the 1999 sale of our remaining interest in Green Mountain Energy Resources, LLC.
DISCONTINUED  SEGMENT  OPERATIONS
     The Company is in the process of selling or disposing of assets owned by MEI, a wholly owned subsidiary that invests in energy generation, energy efficiency and wastewater treatment businesses. No gain or loss on discontinued operations was recognized in the third quarter ended September 30, 2000, compared with a loss of $0.86 per share for the third quarter of 1999.
     MEI's results are reported separately after income (loss) from continuing operations. MEI's operating loss for the three months ended September 30, 2000 was previously recognized as provision for loss during the last two quarters of 1999. The operating income for the three months ended September 30, 2000 would have been approximately $54,000 compared with a loss of $159,000 for the same period a year ago.
     The Company recorded a loss on discontinued operations of $0.28 per share for the nine months ended September 30, 2000, compared to a loss of $0.97 per share for the same period in 1999. MEI's operating loss for the nine months ended September 30, 2000 was previously recognized as provision for loss during the last two quarters of 1999. The operating loss for the nine months ended
September 30, 2000 would have been approximately $954,000 compared with a loss of $603,000 for the same period a year ago.
     The provisions for loss from discontinued operations reflect management's current estimate. The ultimate loss remains subject to the consummation of the sale or other disposition, and could exceed the amounts recorded by a material amount.
OPERATING  REVENUES  AND  MWH  SALES
Our revenues from operations, megawatthour (MWh) sales and average number of customers for the three and nine months ended September 30, 2000 and 1999 are summarized below:


                            Three  months  ended    Nine  months  ended
    (dollars in thousands)      September 30           September 30

                              2000        1999        2000        1999
                           ----------  ----------  ----------  ----------
 Operating revenues
     Retail . . . . . . .  $   45,482  $   45,520  $  138,567  $  133,980
     Sales for Resale . .      31,968      22,248      66,898      50,998
     Other. . . . . . . .         693         710       2,317       2,053
                           ----------  ----------  ----------  ----------
 Total Operating Revenues  $   78,143  $   68,478  $  207,782  $  187,031
                           ==========  ==========  ==========  ==========

 MWh sales-Retail . . . .     475,952     483,684   1,449,017   1,409,009
 MWh sales for Resale . .     798,317     684,787   1,954,277   1,669,211
                           ----------  ----------  ----------  ----------
 Total MWh Sales. . . . .   1,274,269   1,168,471   3,403,294   3,078,220
                           ==========  ==========  ==========  ==========



 Average  Number  of  Customers
                        Three  months  ended    Nine  months  ended
                               September 30      September 30

                                2000    1999    2000    1999
                               ------  ------  ------  ------
    Residential . . . . . . .  72,557  71,461  72,288  71,379
    Commercial and Industrial  12,835  12,482  12,690  12,413
    Other . . . . . . . . . .      67      65      65      66
                               ------  ------  ------  ------
 Total Number of Customers. .  85,459  84,008  85,043  83,858
                               ======  ======  ======  ======

REVENUES
     Revenues from operations in the third quarter of 2000 increased 14.1 percent or $9.7 million compared with the same period in 1999. Operating revenues result from retail and wholesale sales of electricity.
Retail revenues in the third quarter of 2000 were almost identical when compared with the same period in 1999 reflecting a 3.0 percent temporary rate increase effective January 1, 2000, and a 1.6 percent decrease in retail MWh sales. Sales of electricity decreased by 1.6 percent to small commercial and industrial customers, 2.9 percent to residential customers and 0.8 percent to large lower margin industrial customers.
We sell wholesale electricity to others for resale. Our revenue from wholesale sales of electricity increased $9.7 million in the third quarter of 2000 compared with the same period in 1999. These resale transactions are primarily due to a power purchase and supply agreement between the Company and MS, effective February 1999. Under the agreement, we sell power to MS at predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements.
     Revenues from operations for the nine months ended September 30, 2000 increased 11.1 percent or $20.8 million compared with the same period in 1999. Retail revenues were 3.4 percent or $4.6 million higher in the first nine months of 2000 when compared with the same 1999 period, reflecting a 3 percent temporary rate increase, and a 3.1 percent increase in retail MWh sales. For the nine months ended September 30, 2000, sales of electricity increased by 2.0 percent to small commercial and industrial customers, 1.6 percent to residential customers, and 5.1 percent to large lower margin industrial customers compared with the same 1999 period.
OPERATING  EXPENSES
POWER  SUPPLY  EXPENSES  -  THREE  MONTHS  ENDED  SEPTEMBER  30,  2000
     Power supply expenses increased 15.1 percent or $6.8 million in the third quarter of 2000 over the same period in 1999.
     Power supply expense decreased 2.2% or $195,000 during the third quarter at Vermont Yankee. The decrease was due to lower than anticipated maintenance and operating costs. A proposed sale of the generating plant is previously discussed  under  Part  I,  Item  2,  "Investment  in  Associated  Companies".
     Company-owned generation expenses increased 20.06 percent or $346,000 in the third quarter of 2000 compared with the same period in 1999 primarily due to higher fuel costs.
     The cost of power that we purchased from other companies increased 15.6 percent or $6.7 million in the third quarter of 2000 over the same period in 1999. This was primarily due to power supply costs for increased wholesale electric sales of $9.7 million. Power supply costs of $4.7 million under the 9701 arrangement and $1.7 million for the continued disallowance of other Hydro-Quebec power supply costs during the third quarter of 1999 limited the increases for 2000.
As described previously herein, the 9701 arrangement allows Hydro-Quebec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract which are below current market prices. The Company's temporary rate settlement in December 1999 includes revenues in 2000 sufficient to provide for estimated net costs of replacing power purchased by Hydro-Quebec under the 9701 arrangement of approximately $6.6 million. The Company recognized $2.1 million in expense during the quarter ended September 30, 2000 to reflect estimated costs under the 9701 arrangement. A regulatory asset of $8.2 million reflects the unrecognized expense that is expected to be recovered in rates through August 2001. Material future losses could result if Hydro-Quebec elects to exercise its options at levels not included in rates.
It is possible our estimate of future power supply costs could differ materially from actual results. The Company hedges some or all of its energy price risk under the 9701 arrangement through forward purchase contracts. We believe both the Hydro-Quebec arrangement and the forward purchase contracts may be potentially considered derivative instruments as defined by SFAS 133. Management has not estimated the impact on earnings upon adoption of SFAS 133 at this time, but it may be material. See Note 3 to the Consolidated Financial Statements, "Commitments and Contingencies, Power Supply," for additional information.
     The Independent System Operator ("ISO") New England replaced the New England Power Pool("NEPOOL") effective May 1, 1999. The ISO works as a clearinghouse for purchasers and sellers of electricity in the new deregulated markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold.
     We must purchase electricity to meet customer demand during periods of high usage and to replace energy repurchased by Hydro-Quebec under the 9701 arrangement. Our costs to meet demand during periods of high energy usage and to replace such energy repurchases by Hydro-Quebec rose substantially after the new ISO market rules were implemented on May 1, 1999. The Company cannot predict the duration or the extent to which future prices will continue to trade above historical levels of cost. If the new markets continue to experience the volatility evident since the first half of 1999, our earnings and cash flow could be adversely impacted by a material amount.
     Another power supply arrangement with Hydro-Quebec, referred to as the 9601 arrangement, or 9601, provides energy that the Company resells to MS under a separate power supply arrangement. The 9601 arrangement allows Hydro-Quebec to curtail deliveries of energy should it need to use certain resources to supplement available supply. During October 2000, we were notified of Hydro-Quebec's intention to curtail delivery of power during October and November 2000. Obligations under the MS contract may require that we purchase energy at prices that could be substantially higher than those normally available under the 9601 arrangement. MS and the Company disagree about the extent to which the Company is required to provide 9601 energy to MS. The Company believes that MS has already utilized energy in excess of its 9601 entitlement for 2000. If Hydro-Quebec were to continue to curtail deliveries during 2001, the Company estimates it could raise power supply costs by a range of $3 million to $7 million, depending upon the level of curtailment, the level of energy required to be delivered under the MS arrangement, and the future price of energy. It is possible our estimate of future power supply costs could differ materially from actual results. Material future losses could result if Hydro-Quebec elects to exercise its options at levels not included in rates.
     During the three months ended September 30, 2000, the Company deferred an additional $1.1 million in arbitration costs related to our pursuit of claims against Hydro-Quebec arising from its suspension of deliveries during and after the 1998 ice storm. At September 30, 2000, total deferred arbitration costs were $4.8 million. The Company has received an accounting order from the VPSB providing for the deferral of these charges, subject to final determination in a future rate proceeding. We believe it is probable that the arbitration costs will ultimately be recovered in rates.
POWER  SUPPLY  EXPENSES  -  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000
     For the nine months ended September 30, 2000, power supply expenses increased 18.3 percent or $24.7 million compared with the same period in 1999.
     At Vermont Yankee, power supply expense decreased 2.8% or $718,000 for the first nine months of 2000 compared with the same period for 1999, primarily due to a higher than expected refund of property insurance and lower than expected maintenance and operating costs.
     Company-owned generation expenses increased 15.6 percent or $726,000 for the first nine months of 2000 compared to the same period in 1999 primarily due to higher fuel costs incurred for peak generation facilities.
     The cost of power that we purchased from other companies during the first nine months of 2000 increased 23.6 percent or $24.7 million over the same period in 1999. This was primarily due to a $7.5 million increase in power purchased under our power purchase and supply agreement with MS, a $5.0 million charge for power purchases to replace energy sold to Hydro-Quebec under the 9701 arrangement, increased demand charges of $3.6 million under long-term power arrangements with Hydro-Quebec, changes in power supply market conditions that resulted in a $4.0 million decline in value of energy resources held by the Company, and $1.6 million of increased purchases of power from independent power producers.

OTHER  OPERATING  EXPENSES
     Other operating expenses decreased 9.1 percent or $362,000 in the third quarter of 2000 compared with the same period in 1999. The reduction in expense reflects the Company's reorganization efforts and includes the absence of reorganization costs which were incurred in 1999, fewer employees, and reductions in lease expense and facilities costs due to the sale of our corporate headquarters building in 1999.
     Other operating expense decreased $2.5 million for the first nine months of 2000 when compared with the first nine months of 1999. The 18.7 percent decrease over the same 1999 fiscal period reflects an absence of costs associated with the Company's reorganization and reductions in lease expense and other facilities costs as discussed above. The 1999 period included a benefit of $1.6 million in expense reductions for the elimination of a regulatory liability related to the corporate headquarters that was sold. TRANSMISSION EXPENSES
     Transmission expenses increased by $149,000 or 5.6% for the three months ended September 30, 2000 compared with the same period in 1999. Transmission expenses increased primarily due to congestion charges associated with the creation of the ISO as the clearinghouse for power trades in New England. Congestion charges reflect the lack of adequate transmission or generation capacity in certain locations within New England, and these charges are allocated to all ISO New England members. The Company is unable to predict the magnitude or duration of future congestion charge allocation, but amounts could be material.
     For the nine months ended September 30, 2000, transmission expenses increased 15.6%, or $1.3 million, when compared with the first nine months of 1999, for the same reasons.
MAINTENANCE  EXPENSE
     Our maintenance expenses increased 15.8 percent or $249,000 in the third quarter of 2000 compared with the same period in 1999 due primarily to scheduled maintenance timing differences at a peak generation facility. Maintenance expenses for the nine months ended September 30, 2000, decreased 0.7 percent or $35,000 compared with the same period in 1999. An increase in maintenance expense of generation, transmission, and distribution assets was more than offset by maintenance expense savings due to the sale of the Company's corporate headquarters in 1999.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses decreased $339,000 or 8.8 percent during the third quarter of 2000 compared with the same period in 1999. The reduction is attributed to decreased amortization of demand side management assets.
     For the first nine months of 2000, depreciation and amortization expense decreased $673,000 or 5.5 percent compared with the first nine months of 1999. These differences reflect decreased amortization of demand side management assets.
TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes decreased 5.8 percent or $102,000 in the third quarter of 2000 compared with the same period in 1999, reflecting adjustments for negotiated property tax decreases.
     Other taxes increased 3.6 percent or $190,000 in the first nine months of 2000 compared with the same period in 1999, reflecting overall property tax and gross revenue tax increases.
INCOME  TAXES
     Provision for income taxes increased $1.4 million in the third quarter of 2000 compared with the same period in 1999 due to an increase in pretax book income for utility operations.
     A decrease in year to date pretax book income resulted in a $775,000 decrease in income tax expense for the nine months ended September 30, 2000 when compared with the same 1999 period.
OTHER  INCOME
     Other income for the three months ended September 30, 2000 increased approximately $209,000 or 51.2 percent from the same 1999 period due primarily to increases in earnings from associated companies. For the nine months ended September 30, 2000, other income decreased by $445,000 compared to the same period in 1999, due primarily to the sale of the Company's remaining interest in GMER in the first quarter of 1999.
INTEREST  CHARGES
     Interest charges decreased 1.1 percent or $20,000 in the third quarter of 2000 over the same period in 1999 primarily due to continuing reductions in long-term debt outstanding.
     Interest charges decreased 3.0 percent or $162,000 for the nine months ended September 30, 2000 compared with the the first nine months of 1999 for the same reasons.
LIQUIDITY  AND  CAPITAL  RESOURCES
     In the nine months ended September 30, 2000, we spent $8.5 million principally for expansion and improvements of our transmission and distribution plant, for expenditures related to the Pine Street site, and for computer information systems. We expect to spend an additional $6.7 million during the remainder of 2000.

     On June 21, 2000, we renewed a $15 million revolving credit agreement with Fleet National Bank and Citizens Bank of Massachusetts(the "Fleet Agreement"). The Fleet Agreement is for a period of 364 days and will expire on June 20, 2001. We had no borrowings outstanding on the Fleet Agreement at September 30, 2000.
     On September 20, 2000, we established a $15 million revolving credit agreement("KeyBank Agreement") with KeyBank National Association("KeyBank"). The agreement is for a period of 364 days and will expire on September 19, 2001. Pursuant to a one year power supply option agreement between the Company and Energy East Corporation("EE"), EE made a payment of $15,000,000 to the Company. In exchange, the Company gave EE an option to purchase energy from certain wholly owned production facilities, for a period not to exceed 15 years, if the funds are not returned to EE upon request after September 2001. The Company was required to invest the funds provided by EE in a certificate of deposit at KeyBank pledged by the Company to secure the repayment of the Keybank revolving credit facility. At September 30, 2000, there was $9.6 million outstanding on the KeyBank Agreement.
     We believe amounts available under the two revolving credit facilities will be sufficient to meet our forecasted borrowing requirements through June 2001.
     There are a number of future events that, singularly or in combination, could lead the banks to refuse to allow further borrowings under the existing credit agreements, could lead all of our lenders to seek to enter into new credit agreements that have terms that are less advantageous to the Company, and/or to immediately call in all outstanding loans. Some of those events are:
* The VPSB issues an order in our currently suspended 1998 rate case that triggers a material adverse change for the Company; or
* Adverse material accounting treatment under SFAS 5 or SFAS 71 is required. The credit ratings of the Company's securities are:
                           Fitch     Moody's   Standard  &  Poor's
                                               -------------------
First  mortgage  bonds        BB+         Ba1         BBB
Unsecured  medium  term  debt  BB-        --           --
Preferred  stock               B+         ba3          BB
     On August 25, 2000, Fitch (formerly Duff & Phelps) downgraded the credit ratings of the Company to below investment grade and maintained the ratings on Rating Watch-Negative. Moody's, Fitch's and Standard & Poor's credit ratings for the Company remain on Negative Watch, Rating Watch-Negative and Credit Watch Negative, respectively, due to the high level of regulatory and public policy uncertainty in Vermont and certain positions argued by the Department in our rate cases.
COMPETITION  AND  RESTRUCTURING
     The electric utility business is experiencing rapid and substantial changes. These changes are the result of the following trends:
*     Surplus  generating  capacity;
* Disparity in electric rates among and within various regions of the country;
*     Improvements  in  generation  efficiency;
*     Alternative  energy  sources;
*     Increasing  demand  for  customer  choice;  and
* New regulations and legislation intended to foster competition, also known as "restructuring".

NUCLEAR  DECOMMISSIONING
     The staff of the SEC has questioned certain current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating units in financial statements. In response to these questions, the Financial Accounting Standards Board had agreed to review the accounting for closure and removal costs, including decommissioning. We do not believe that changes in such accounting, if required, would have a material adverse effect on the results of operations due to our current and future ability to recover decommissioning costs through rates.
EFFECTS  OF  INFLATION
     Financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic costs. This accounting provides reasonable financial statements but does not always take inflation into consideration. As rate recovery is based on these historical costs and known and measurable changes, the Company is able to receive some rate relief for inflation. It does not receive immediate rate recovery relating to fixed costs associated with Company assets. Such fixed costs are recovered based on historic figures. Any effects of inflation on plant costs are generally offset by the fact that these assets are primarily financed through long-term debt.

                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                SEPTEMBER 30,2000
                                -----------------
                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM  1.  Legal  Proceedings
See  Notes  3,  4  and  5  of  Notes  to  Consolidated  Financial    Statements
ITEM  2.  Changes  in  Securities
          NONE
ITEM  3.  Defaults  Upon  Senior  Securities
          NONE
ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          NONE
ITEM  5.  Other  Information
          NONE
ITEM  6.  (A)  EXHIBITS
               --------
          10-b-86  Revolving  Credit  Agreement  with  Keybank
          10-b-87  Amendment  to  Fleet  Revolving  Credit  Agreement
          10-b-88  Energy  East  Power  Purchase  Option  Agreement


          27  Financial  Data  Schedule
         (B)  REPORTS  ON  FORM  8-K
              ----------------------
A report on Form 8-K was filed August 25, 2000, announcing the credit rating downgrade by Fitch (formerly Duff and Phelps). Fitch downgraded the Company's first mortgage bonds to BB+ from BBB, and preferred securities from BB+ to B+.



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


                                GREEN  MOUNTAIN  POWER  CORPORATION
                            ---------------------------------------
                                         (Registrant)


Date:  November  10,  2000             /s/Nancy  Rowden  Brock
                                      ------------------------
                             Nancy  Rowden  Brock,  Vice  President,
                             Chief  Financial  Officer,  Secretary,
                             and  Treasurer


Date:  November  10,  2000             /s/  R.J.  Griffin
                                       ------------------
                              R.  J.  Griffin,  Controller