Form 10-Q
period 2001-03-31
GREEN MOUNTAIN POWER CORP
filed 2001-05-10
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                                 --------------

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
                                                       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS  -  COMMON  STOCK       OUTSTANDING  AT  MAY  2,  2001
---------------------------      -------------------------------
    $3.33  1/3  PAR  VALUE                          5,623,848

                        GREEN MOUNTAIN POWER CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   AT AND FOR THE THREE MONTHS ENDED MARCH 31,
                                  2001 AND 2000


Financial  Statements                                                    Page

Consolidated  Statements  of  Income                                         3

Consolidated  Statements  of  Cash  Flows                                     4

Consolidated  Balance  Sheets                                               5

Notes  to  Consolidated  Financial  Statements                                7

Management's Discussion and Analysis of Financial Condition                   16
     And  Results  of  Operations

Exhibits  and  Reports  on  Form  8-K                                     23



The accompanying notes are an integral part of the consolidated financial statements.


 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                    UNAUDITED
                                                                   ----------
                                                               THREE  MONTHS  ENDED
                                                                    MARCH 31

                                                                 2001      2000
                                                               --------  --------
In thousands, except per share data
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .  $74,796   $67,712
                                                               --------  --------
 OPERATING EXPENSES
 Power Supply
  Vermont Yankee Nuclear Power Corporation. . . . . . . . . .    8,044     8,060
  Company-owned generation. . . . . . . . . . . . . . . . . .    2,376     1,204
  Purchases from others . . . . . . . . . . . . . . . . . . .   44,016    36,646
 Other operating. . . . . . . . . . . . . . . . . . . . . . .    3,368     3,627
 Transmission . . . . . . . . . . . . . . . . . . . . . . . .    3,459     3,483
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .    1,457     1,626
 Depreciation and amortization. . . . . . . . . . . . . . . .    3,689     4,167
 Taxes other than income. . . . . . . . . . . . . . . . . . .    1,988     2,027
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . .    1,824     2,259
                                                               --------  --------
    Total operating expenses. . . . . . . . . . . . . . . . .   70,221    63,099
                                                               --------  --------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    4,575     4,613
                                                               --------  --------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations.      550       624
 Allowance for equity funds used during construction. . . . .       14        62
 Other income (deductions), net . . . . . . . . . . . . . . .      (27)      185
                                                               --------  --------
    TOTAL OTHER INCOME (DEDUCTIONS) . . . . . . . . . . . . .      537       871
                                                               --------  --------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . .    5,112     5,484
                                                               --------  --------
 INTEREST CHARGES
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    1,547     1,661
 Other interest . . . . . . . . . . . . . . . . . . . . . . .      478       144
 Allowance for borrowed funds used during construction. . . .      (62)      (40)
                                                               --------  --------
    TOTAL INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,963     1,765
                                                               --------  --------
 INCOME BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . .    3,149     3,719
 DISCONTINUED OPERATIONS
 Dividends on preferred stock . . . . . . . . . . . . . . . .      235       270
                                                               --------  --------
 Income from continuing operations. . . . . . . . . . . . . .    2,914     3,449
 Net income from discontinued segment
 operations . . . . . . . . . . . . . . . . . . . . . . . . .        -         -
 Loss on disposal, including provisions for
 operating losses during phaseout period. . . . . . . . . . .        -         -
                                                               --------  --------
 NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 2,914   $ 3,449
                                                               ========  ========
 Common stock data
 Basic earnings per share . . . . . . . . . . . . . . . . . .  $  0.52   $  0.63
 Diluted earnings per share . . . . . . . . . . . . . . . . .     0.51      0.63
 Cash dividends declared per share. . . . . . . . . . . . . .  $  0.14   $  0.14
 Weighted average common shares outstanding-basic . . . . . .    5,588     5,437
 Weighted average common shares outstanding-diluted . . . . .    5,741     5,437

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Balance - beginning of period. . . . . . . . . . . . . . . .  $   493   $10,344
 Net Income . . . . . . . . . . . . . . . . . . . . . . . . .    3,149     3,719
 Cash Dividends-redeemable cumulative preferred stock . . . .     (235)     (270)
 Cash Dividends-common stock. . . . . . . . . . . . . . . . .     (768)     (747)
                                                               --------  --------
 Balance - end of period. . . . . . . . . . . . . . . . . . .  $ 2,639   $13,046
                                                               ========  ========


 The accompanying notes are an integral part of these consolidated financial statements.


 GREEN  MOUNTAIN  POWER  CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS                      FOR THE THREE MONTHS
                                                                        ENDED
                                                                       MARCH 31

                                                                  2001         2000
                                                             --------------  --------
OPERATING ACTIVITIES:                                         In thousands
Net income before preferred dividends . . . . . . . . . . .  $       3,149   $ 3,719
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .          3,689     4,167
  Dividends from associated companies less equity income. .             41      (111)
  Allowance for funds used during construction. . . . . . .            (76)     (102)
  Amortization of purchased power costs . . . . . . . . . .          1,015     1,500
  Deferred income taxes . . . . . . . . . . . . . . . . . .           (173)      447
  Deferred revenues . . . . . . . . . . . . . . . . . . . .          7,218     7,163
  Deferred purchased power costs. . . . . . . . . . . . . .            551        54
  Accrued purchase power contract option call . . . . . . .         (1,580)        -
  Deferred arbitration costs. . . . . . . . . . . . . . . .             61      (457)
  Environmental and conservation deferrals, net . . . . . .           (840)     (542)
  Changes in:
    Accounts receivable . . . . . . . . . . . . . . . . . .         (2,821)   (1,836)
    Accrued utility revenues. . . . . . . . . . . . . . . .            214       (50)
    Fuel, materials and supplies. . . . . . . . . . . . . .            926        18
    Prepayments and other current assets. . . . . . . . . .          1,122     1,487
    Accounts payable. . . . . . . . . . . . . . . . . . . .         (5,138)      611
    Accrued income taxes payable and receivable . . . . . .          1,868     1,997
    Other current liabilities . . . . . . . . . . . . . . .          1,063    (1,671)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           (755)    1,297
                                                             --------------  --------
  Net cash provided by continuing operations. . . . . . . .          9,532    17,691
  Net change in discontinued segment. . . . . . . . . . . .              -      (320)
                                                             --------------  --------
  Net cash provided by operating activities . . . . . . . .          9,532    17,371

INVESTING ACTIVITIES:
Construction expenditures . . . . . . . . . . . . . . . . .         (2,350)   (1,852)
Investment in nonutility property . . . . . . . . . . . . .            (46)      (44)
                                                             --------------  --------
  Net cash used in investing activities . . . . . . . . . .         (2,397)   (1,896)
                                                             --------------  --------

FINANCING ACTIVITIES:
Issuance of common stock. . . . . . . . . . . . . . . . . .            461       301
Investment in certificate of deposit, pledged for revolver.           (245)        -
Power supply option obligation. . . . . . . . . . . . . . .            370         -
Short-term debt, net. . . . . . . . . . . . . . . . . . . .         (6,600)   (7,900)
Cash dividends. . . . . . . . . . . . . . . . . . . . . . .         (1,003)   (1,017)
                                                             --------------  --------

  Net cash used in financing activities . . . . . . . . . .         (7,017)   (8,616)
                                                             --------------  --------
Net increase(decrease) in cash and cash equivalents . . . .            119     6,859

Cash and cash equivalents at beginning of period. . . . . .            341       696
                                                             --------------  --------

Cash and cash equivalents at end of period. . . . . . . . .  $         460   $ 7,555
                                                             ==============  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
  Interest (net of amounts capitalized) . . . . . . . . . .  $       1,354   $ 1,029
  Income taxes, net . . . . . . . . . . . . . . . . . . . .              -         -


The accompanying notes are an integral part of these consolidated financial statements.

PART  I,  ITEM  1

GREEN  MOUNTAIN  POWER  CORPORATION
            CONSOLIDATED BALANCE SHEETS                    UNAUDITED
                                                           ---------
                                 AT MARCH 31,          DECEMBER 31,

                                                   2001      2000      2000
                                                 --------  --------  --------
In thousands
ASSETS
UTILITY PLANT
  Utility plant, at original cost . . . . . . .  $291,034  $285,071  $291,107
  Less accumulated depreciation . . . . . . . .   111,877   105,490   110,273
                                                 --------  --------  --------
  Net utility plant . . . . . . . . . . . . . .   179,157   179,581   180,834
  Property under capital lease. . . . . . . . .     6,449     7,038     6,449
  Construction work in progress . . . . . . . .     8,567     5,310     7,389
                                                 --------  --------  --------
    Total utility plant, net. . . . . . . . . .   194,173   191,929   194,672
                                                 --------  --------  --------
OTHER INVESTMENTS
  Associated companies, at equity . . . . . . .    14,332    14,653    14,373
  Other investments . . . . . . . . . . . . . .     6,485     5,990     6,357
                                                 --------  --------  --------
    Total other investments . . . . . . . . . .    20,817    20,643    20,730
                                                 --------  --------  --------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . .       460     7,514       341
  Certficate of deposit, pledged as collateral.    15,681         -    15,437
  Accounts receivable, customers and others,
  less allowance for doubtful accounts
    of $463, $398, and $463 . . . . . . . . . .    25,186    20,339    22,365
  Accrued utility revenues. . . . . . . . . . .     6,880     7,019     7,093
  Fuel, materials and supplies, at average cost     3,130     3,272     4,056
  Prepayments . . . . . . . . . . . . . . . . .     1,375     1,591     2,525
  Income tax receivable . . . . . . . . . . . .         -         -     1,613
  Other . . . . . . . . . . . . . . . . . . . .       249       217       222
                                                 --------  --------  --------
    Total current assets. . . . . . . . . . . .    52,961    39,952    53,652
                                                 --------  --------  --------
DEFERRED CHARGES
  Demand side management programs . . . . . . .     6,363     7,158     6,358
  Purchased power costs . . . . . . . . . . . .    41,692    11,281    11,789
  Pine Street Barge Canal . . . . . . . . . . .    12,370     8,700    12,370
  Other . . . . . . . . . . . . . . . . . . . .    15,901    17,456    15,519
                                                 --------  --------  --------
    Total deferred charges. . . . . . . . . . .    76,326    44,595    46,036
                                                 --------  --------  --------

NON-UTILITY
  Cash and cash equivalents . . . . . . . . . .         -        41         -
  Other current assets. . . . . . . . . . . . .         8         8         8
  Property and equipment. . . . . . . . . . . .       251       253       252
  Business segment held for disposal. . . . . .         -     9,797         -
  Other assets. . . . . . . . . . . . . . . . .       862     1,306     1,258
                                                 --------  --------  --------
    Total non-utility assets. . . . . . . . . .     1,121    11,405     1,518
                                                 --------  --------  --------

TOTAL ASSETS. . . . . . . . . . . . . . . . . .  $345,398  $308,524  $316,608
                                                 ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.








          GREEN  MOUNTAIN  POWER  CORPORATION
              CONSOLIDATED BALANCE SHEETS                UNAUDITED
                                                         ---------
                                                        AT MARCH 31,       DECEMBER 31,

                                                      2001       2000       2000
                                                    ---------  ---------  ---------
In thousands except share data
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity
  Common stock, $3.33 1/3 par value,
  authorized 10,000,000 shares (issued
  5,617,116,  5,463,948 and 5,582,552) . . . . . .  $ 18,723   $ 18,215   $ 18,608
  Additional paid-in capital . . . . . . . . . . .    73,668     72,766     73,321
  Retained earnings. . . . . . . . . . . . . . . .     2,639     13,046        493
  Treasury stock, at cost (15,856 shares). . . . .      (378)      (378)      (378)
                                                    ---------  ---------  ---------
    Total common stock equity. . . . . . . . . . .    94,652    103,649     92,044
  Redeemable cumulative preferred stock. . . . . .    12,560     12,795     12,560
  Long-term debt, less current maturities. . . . .    72,100     81,800     72,100
                                                    ---------  ---------  ---------
    Total capitalization . . . . . . . . . . . . .   179,312    198,244    176,704
                                                    ---------  ---------  ---------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . . .     6,449      7,038      6,449
                                                    ---------  ---------  ---------
CURRENT LIABILITIES
  Current maturities of preferred stock. . . . . .       235      1,640        235
  Current maturities of long-term debt . . . . . .     9,700      6,700      9,700
  Short-term debt. . . . . . . . . . . . . . . . .     8,900          -     15,500
  Accounts payable, trade and accrued liabilities.     4,566      6,814      7,755
  Accounts payable to associated companies . . . .     6,561      7,057      8,510
  Dividends declared . . . . . . . . . . . . . . .       229        285        229
  Customer deposits. . . . . . . . . . . . . . . .       753        351        696
  Purchased power call option liability. . . . . .     6,696          -      8,276
  Interest accrued . . . . . . . . . . . . . . . .     1,753      1,883      1,150
  Energy East power supply obligation. . . . . . .    15,789          -     15,419
  Deferred revenues. . . . . . . . . . . . . . . .     7,218      7,163          -
  Other. . . . . . . . . . . . . . . . . . . . . .     1,532      6,127        874
                                                    ---------  ---------  ---------
    Total current liabilities. . . . . . . . . . .    63,932     38,020     68,344
                                                    ---------  ---------  ---------
DEFERRED CREDITS
  SFAS 133 liability . . . . . . . . . . . . . . .    31,517          -          -
  Accumulated deferred income taxes. . . . . . . .    25,541     25,718     25,644
  Unamortized investment tax credits . . . . . . .     3,625      3,907      3,695
  Pine Street Barge Canal site cleanup . . . . . .    11,140      8,985     11,554
  Other. . . . . . . . . . . . . . . . . . . . . .    20,565     26,612     20,901
                                                    ---------  ---------  ---------
    Total deferred credits . . . . . . . . . . . .    92,388     65,222     61,794
                                                    ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
  Liabilities of discontinued segment, net . . . .     3,317          -      3,317
                                                    ---------  ---------  ---------
    Total non-utility liabilities. . . . . . . . .     3,317          -      3,317
                                                    ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . . .  $345,398   $308,524   $316,608
                                                    =========  =========  =========



The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2001

PART  I  --  ITEM  1

1.     SIGNIFICANT  ACCOUNTING  POLICIES

     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and include other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 2000 filed on Form 10-K, are adequate to make the information presented not misleading.

     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. Historically we have charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These are called seasonally differentiated rates. In order to eliminate the impact of the seasonally differentiated rates, we defer some of the revenues from those four months and account for them in later periods when we have lower revenues or higher costs. By deferring certain revenues we are able to better match our revenues to our costs. On March 31, 2001 and 2000, there was deferred revenue of $7.2 million. These deferred revenues are accreted into revenue throughout the current year. Seasonal rates will be eliminated in April 2001, which is expected to generate approximately $6.0 million in additional cash flow in 2001 that can be used to offset increased costs during 2001, 2002 and 2003. See the discussion under "Commitments and Contingencies - Retail Rate Cases" for further information.

     Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

UNREGULATED  OPERATIONS

     We have or have had unregulated, wholly-owned subsidiaries: Northern Water Resources, Inc.("NWR", formerly known as Mountain Energy, Inc.); Green Mountain Propane Gas Company Limited ("GMPG"); GMP Real Estate Corporation; and Green Mountain Resources, Inc. ("GMRI"). On June 30, 1999, we decided to sell the assets of NWR, and report its results as income (loss) from operations of a discontinued segment. See the disclosure under the caption "Segments and Related Information" for a more detailed discussion. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries (excluding NWR) and the rental water heater program are included in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements.




2.     INVESTMENT  IN  ASSOCIATED  COMPANIES

     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).




VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION  ("VY")
Percent  ownership:  17.9%  common

                      Three months ended
                           March 31

                         2001     2000
                        -------  -------
(in thousands)
Gross Revenue. . . . .  $40,964  $40,692
Net Income Applicable.    1,550    1,744
      to Common Stock
Equity in Net Income .      273      314

On October 15, 1999, the owners of VY accepted a bid from AmerGen Energy Company for the VY generating plant, intending to complete the sale before December 2000. AmerGen and the Vermont Department of Public Service ("DPS" or the "Department") negotiated a revised offer in November 2000, which was subsequently dismissed as insufficient by the VPSB in February 2001. Entergy Nuclear Inc. has also made an offer, secured by a bond which has been approved by the VPSB, and two other companies have indicated they would participate in an auction, if held. The plant is likely to be sold at auction, the terms and conditions of which are unknown at this time.
     If the plant is auctioned, then the Company would continue equity ownership of VY until sold, and would enter into a power supply agreement with the new plant owners.

VERMONT  ELECTRIC  POWER  COMPANY,  INC.("VELCO")
Percent  ownership:  29.5%  common
                    30.0%  preferred
     VELCO is a corporation engaged in the transmission of electric power within the State of Vermont. VELCO has entered into transmission agreements with the State of Vermont and various electric utilities, including the Company, and under these agreements, VELCO bills all costs, including interest on debt and a fixed return on equity, to the State and others using VELCO's transmission system.

                       Three months ended
                         March 31

                        2001    2000
                       ------  ------
(in thousands)
Gross Revenue . . . .  $7,170  $6,715
Net Income. . . . . .     243     273
Equity in Net Income.      55      84

3.  COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL  MATTERS
     The electric industry typically uses or generates a range of potentially hazardous products in its operations. We must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. We believe that we are in substantial compliance with these requirements and that there are no outstanding material complaints about the Company's compliance with present environmental protection regulations, except for developments related to the Pine Street Barge Canal site.

PINE  STREET  BARGE  CANAL  SITE
     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal ("Pine Street") site in Burlington, Vermont, where coal tar and other industrial materials were deposited.
     In September 1999, we negotiated a final settlement with the United States, the State of Vermont (the "State"), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. In November 1999, the Consent Decree was filed in the federal district court. The Consent Decree addresses claims by the Environmental Protection Agency("EPA") for past Pine Street site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
     As of March 31, 2001, our total expenditures related to the Pine Street site since 1982 were approximately $23.9 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals of a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up ("remediation costs"), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
     We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, together with our remediation costs, to be $12.4 million over the next 32 years. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset, and we believe that it is probable that we will receive future revenues to recover these costs.
     Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site-related costs, the Company and the Department, and as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.
     We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers". The VPSB Order released January 23, 2001 and discussed below did not change the status of Pine Street cost recovery.

RETAIL  RATE  CASE
     On May 8, 1998, we filed a request with the VPSB to increase our retail rates by 12.93 percent due to higher power costs, the cost of the January 1998 ice storm, and investments in new plant and equipment (the "1998 rate case").
     The Company reached a final settlement agreement with the Department in the 1998 rate case during November 2000. The final settlement agreement contains the following provisions:

* The Company receives a rate increase of 3.42 percent above existing rates, beginning with bills rendered January 23, 2001, and prior temporary rate increases became permanent;
* Rates are set at levels that recover the Company's Hydro-Quebec VJO contract costs, effectively ending the regulatory disallowances experienced by the Company over the past three years;
* The Company agrees not to seek any further increase in electric rates prior to April 2002 (effective in bills rendered January 2003) unless certain substantially adverse conditions arise, including a provision allowing a request for additional rate relief if power supply costs increase in excess of $3.75 million over forecasted levels;
* The Company agreed to write off in 2000 approximately $3.2 million in unrecovered rate case litigation costs, and to freeze its dividend rate until it successfully replaces all or substantially all of its short-term credit facilities with long-term debt or equity financing;
* Seasonal rates will be eliminated in April 2001, which is expected to generate approximately $6.0 million in additional cash flow in 2001 that can be utilized to offset potential increased costs during 2001, 2002 and 2003;
* The Company agrees to consult extensively with the Department regarding capital spending commitments for upgrading our electric distribution system and to adopt customer care and reliability performance standards, in a first step toward possible development of performance-based rate-making; and
* The Company agrees to withdraw its Vermont Supreme Court appeal of the VPSB's Order in the Company's 1997 rate case.

     On January 23, 2001, the VPSB Order (the "Settlement Order") approved the Company's settlement with the Department, with two additional conditions:
* The VPSB Order requires the Company and its customers to share equally any premium above book value realized by the Company in any future merger, acquisition or asset sale, subject to an $8.0 million limit on the customers' share; and
*     The  Company's further investment in non-utility operations is restricted.

POWER  CONTRACT  COMMITMENTS
     Under an arrangement established on December 5, 1997 ("9701"), Hydro-Quebec paid $8.0 million to the Company. In return for this payment, we provided Hydro-Quebec options for the purchase of power. Commencing April 1, 1998 and effective through 2015, the term of a previous contract with Hydro-Quebec ("the 1987 Contract"), Hydro-Quebec may purchase up to 52,500 MWh ("option A") on an annual basis, at the 1987 Contract energy prices, which are substantially below current market prices. The cumulative amount of energy that may be purchased under option A shall not exceed 950,000 MWh.
     Over the same period, Hydro-Quebec may exercise an option to purchase a total of 600,000 MWh ("option B") at the 1987 Contract energy prices. Under option B, Hydro-Quebec may purchase no more than 200,000 MWh in any year.
     During the first quarter of 2001, Hydro-Quebec exercised option A and option B, calling for deliveries of 134,592 MWh during June, July and August of 2001. The cumulative amount of power purchased or called to purchase by Hydro-Quebec under option B, is approximately 432,000 MWh. Approximately $6.6 million is currently being provided annually in rates to cover the net cost of 9701 calls by Hydro-Quebec, and is recognized ratably over 2001. The Company recognized $1.7 million in expense during the quarter ended March 31, 2001 to reflect these estimated costs. A regulatory asset of $4.9 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power for 2001.
If estimated costs of fulfilling the Hydro-Quebec option calls exceed amounts recovered in rates and/or amounts previously recorded, the excess cost would be immediately charged against earnings. No charge for excess cost was required during the first quarter of 2001. The Company has purchased power sufficient to fulfill the 9701 option calls for this summer, and no charges in excess of amounts provided in rates or previously recorded are anticipated for the remainder of 2001.
     Hydro-Quebec's option to curtail energy deliveries pursuant to a July 1994 Agreement can be exercised in addition to these purchase options, if documented drought conditions exist. The exercise of this curtailment option is limited to five times, requiring notice four months in advance of any contract year, and cannot reduce deliveries by more than approximately 13 percent. The Company may defer the curtailment by one year. It is possible our estimate of future power supply costs could differ materially from actual results.
     During 1999, the Company had accrued expected losses for 2000 for disallowed Hydro-Quebec power supply contracts pursuant to VPSB orders. Results for the three months ended March 31, 2000 do not reflect any disallowed Hydro-Quebec power supply costs. If the 1999 accruals, consistent with generally accepted accounting principles, had not been made, power supply costs would have been $1.9 million higher for the three months ended March 31, 2000.

POWER  SUPPLY  AND  TRANSMISSION
     Company-owned generation expenses increased $1.2 million in the first quarter of 2001 compared with the same period in 2000 primarily due to the higher cost of fuels and the unavailability of unique replacement equipment connecting Vermont's transmission system to that of New York. The lack of such equipment required running generation to support system reliability. The Company has requested reimbursement of its costs of running its units for system reliability from the Independent System Operator of New England ("ISO"). The Company recorded a regulatory asset and reduced Company-owned generation expense by $1.0 million, representing incremental fuel and operation and maintenance costs due from ISO. If the ISO were to reject a portion of the Company's costs, the Company believes it could recover these costs from ratepayers under the Settlement Order.
     A FERC ruling in December 2000 required ISO to revise its installed capability ("ICAP") deficiency charge of $0.17 per kw month to $8.75 per kw month retroactive to August 1, 2000. On January 10, 2001, FERC stayed its order "to ensure that bills for past periods will not be assessed until the Commission has considered the pending requests for rehearing, which, if successful, would then require extensive refunds and surcharges." On March 6, 2001, FERC issued an Order on Rehearing in which it partly reversed itself on the ICAP charge. Although the FERC first concluded that a $8.75 charge is reasonable and that the charge would remain in place until the ISO supports an acceptable superseding proposal, the FERC then concluded that reinstating the $8.75 would have a large cost impact. As a result, the $0.17 per kW month charge was reinstated from August 1, 2000 until April 1, 2001. The FERC allowed the $8.75 charge to become effective on April 1, 2001 until the effective date of any superseding charge that the FERC might accept.
On March 16, 2001, an ISO participant filed a request for re-hearing the FERC's March 6, 2001 Order on Rehearing. The request asks for a reversal of the lowered ICAP charge for the period from August 1, 2000 until April 1, 2001. If the lowered ICAP charge is increased to $8.75 per kw month for the period from August 1, 2000 to March 31, 2001, then the Company would be required to pay ISO approximately $1.4 million. Also, in March 2001, a federal court issued a stay preventing reinstatement of the $8.75 charge, after sixteen New England utilities and energy companies protested the increased penalty. The U.S. Court of Appeals for the First Circuit in Boston is tentatively scheduled to hear oral arguments from the utilities and FERC on May 8, 2001, according to the court order. Management cannot determine the ultimate impact of these actions at this time.
     The Company has purchased ICAP associated with 2001 obligations for its 9701 arrangement with Hydro-Quebec at an average price of approximately $4 per MWh. The Company has also arranged to purchase 50 percent of its anticipated 9701 ICAP needs during 2002 at an average cost of $2.60 per MWh.
As of March 31, 2001, the Company had deferred a total of $4.6 million, its share of arbitration costs related to the pursuit of claims against Hydro-Quebec arising from its suspension of deliveries during and after the 1998 ice storm. The Company has received an accounting order from the VPSB providing for the deferral of these charges, subject to final determination in a future rate proceeding.
     On April 17, 2001, an Arbitration Tribunal issued its decision in the arbitration brought by a group of Vermont electric companies and municipal utilities, known as the Vermont Joint Owners (VJO), against Hydro-Quebec for its failure to deliver electricity pursuant to the VJO/Hydro-Quebec power supply contract during the 1998 ice storm. The Company is a member of the VJO.
     In its award, the Arbitration Tribunal agreed partially with Hydro-Quebec and partially with the VJO. In the split decision, (i) the VJO/Hydro-Quebec power supply contract remains in effect and Hydro-Quebec is required to continue to provide capacity and energy to the Company under the terms of the VJO contract, which expires in 2015 and (ii) Hydro-Quebec is required to return certain capacity payments to the VJO. Any proceeds ultimately received would reduce related deferred assets. We believe it is probable that the arbitration costs, should they exceed any recovery from the arbitration decision, will ultimately be recovered in rates.

4.  SEGMENTS  AND  RELATED  INFORMATION
     The Company has two reportable segments, the electric utility and NWR. The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly-owned unregulated subsidiaries (GMPG, GMRI, GMP Real Estate, and the rental water heater program) as a separate line item in the Other Income Section in the Consolidated Statement of Income.
     NWR is an unregulated business that invested in energy generation, energy efficiency and wastewater treatment projects. As of June 30, 1999, we classified NWR's net assets and liabilities as "Business Segment Held for Sale", reflecting the Company's intent to sell NWR's assets. Previously, investment in NWR appeared as a separate caption, "Equity Investment in Energy Related
Business"  in  the  nonutility  section  of  the  consolidated  balance  sheet.
     During 2000, the Company recorded losses of $6.5 million, or $1.19 per share to reflect revised estimates and actual sales of most of NWR's energy generation and energy efficiency assets. The provisions for loss from discontinued operations reflect the Company's most recent estimate. The ultimate loss remains subject to the consummation of the sale or other disposition of NWR's remaining assets and liabilities, primarily waste-water treatment projects, and could exceed amounts recorded. Results of operations for NWR are now reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Provisions for loss on disposal are reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Segment information compared with the Company's results includes the following:


                                  Three months ended
                                       March 31

                                       2001     2000
                                      -------  -------
In thousands, except per share data
External revenues
 Electric utility. . . . . . . . . .  $74,796  $67,712
 NWR segment . . . . . . . . . . . .       35       97
Net income (loss) from
  operations
 Electric utility. . . . . . . . . .  $ 2,914  $ 3,449
 NWR segment . . . . . . . . . . . .        -        -
                                      -------  -------
Consolidated net income (loss) . . .  $ 2,914  $ 3,449
                                      =======  =======
Basic earnings (loss) per share
   Discontinued operations . . . . .  $     -  $     -
   Continuing operations . . . . . .     0.52     0.63
Diluted earnings per share
   Discontinued operations . . . . .        -        -
   Continuing operations . . . . . .  $  0.51  $  0.63

5.  NEW  ACCOUNTING  STANDARD  -  SFAS  133
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137, is effective for the Company beginning the first quarter of 2001. SFAS 133 must be applied to (a) derivative instruments and (b) either all derivative instruments embedded in hybrid contracts or those embedded instruments that were issued, acquired, or substantively modified on or after January 1, 1998 or January 1, 1999 (as elected by the Company).
     The Company's 9701 arrangement with Hydro-Quebec that grants Hydro-Quebec an option to call for energy deliveries at prices currently below estimated future market rates through 2015 is a derivative under SFAS 133. We sometimes use future contracts (derivatives) to hedge forecasted wholesale sales of electric power, including the 9701 arrangement. The Company also has a power purchase and supply agreement with Morgan Stanley Capital Group, Inc. ("MS") to hedge the fair value of fossil fuel prices that is a derivative under SFAS 133.
     On April 11, 2001, the VPSB issued an accounting order that allows the Company to defer recognition of any earnings or other comprehensive income effects relating to future periods caused by application of SFAS 133, and as a result, we do not anticipate SFAS 133 to cause earnings volatility. At March 31, 2001, the Company had a regulatory asset of approximately $31.5 million related to the derivatives discussed above. The Company believes that the regulatory asset is probable of recovery. The regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.
     If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.


6.  COMPUTATION  OF  EARNINGS  PER  SHARE

  Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. The Company established a stock incentive plan for all employees during the year ended December 31, 2000, and options granted are exercisable over vesting schedules of between one and four years.


                                  Three months ended
                                       March 31

                                          2001    2000
                                         ------  ------
In thousands
Net income. . . . . . . . . . . . . . .  $2,914  $3,449
Preferred stock dividend requirement. .     235     270
                                         ------  ------
Net income applicable to common
   stock. . . . . . . . . . . . . . . .  $3,149  $3,719
                                         ======  ======

Average number of common shares-basic .   5,588   5,437
Dilutive effect of stock options. . . .     153       -
Anti-dilutive stock options . . . . . .       -       -
                                         ------  ------
Average number of common shares-diluted   5,741   5,437
                                         ======  ======

GREEN  MOUNTAIN  POWER  CORPORATION
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
MARCH  31,  2001

PART  I  --  ITEM  2

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

     There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes," "estimates", "expects," "plans," or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" in this section:

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

EARNINGS  SUMMARY  -  OVERVIEW

     In this section, we discuss our earnings and the principal factors affecting them. We separately discuss earnings for the utility business and for our unregulated businesses.


Total  basic  earnings  (loss)  per  share  of  Common  Stock
                      Three months ended
                          March 31

                        2001   2000
                        -----  -----
Utility business . . .  $0.50  $0.60
Unregulated businesses   0.02   0.03
                        -----  -----
Earnings(loss) from: .   0.52   0.63
Continuing operations
Discontinued segment .   0.00   0.00
                        -----  -----
Basic earnings
  (loss) per share . .  $0.52  $0.63
                        =====  =====

UTILITY  BUSINESS

     The Company recorded basic earnings per share from utility operations of $0.50 in the quarter ended March 31, 2001, compared with utility earnings of $0.60 per share in the first quarter of 2000. Increased retail revenues resulting from a 3.42 percent rate increase approved by the Vermont Public Service Board ("VPSB") on January 23, 2001 (the "Settlement Order") were more than offset by higher power supply costs to serve customers.
The Company has previously accrued losses for disallowed Hydro-Quebec power supply costs pursuant to VPSB orders. Results for the three months ended March 31, 2000 do not reflect any disallowed Hydro-Quebec power supply costs. If these accruals, consistent with generally accepted accounting principles, had not been made in prior periods, power supply costs would have been $1.9 million higher for the three months ended March 31, 2000. Power supply costs were also higher in the first quarter of 2001 due to increased regional energy prices, reduced availability of some Company hydroelectric generation capacity, energy purchases to cover potential shortages due to transmission system operating requirements, and scheduled increases in our long-term power supply contract with MS.



UNREGULATED  BUSINESSES

          Earnings from unregulated businesses included in results from continuing operations for the three months ended March 31, 2001 were slightly lower than during the same period in 2000. A financial summary for these businesses, excluding NWR, follows:








           Three months ended
                March 31

              2001   2000
              -----  -----
In thousands
Revenue. . .  $ 259  $ 262
Expense. . .    125    125
              -----  -----
Net Income .  $ 134  $ 137
              =====  =====

DISCONTINUED  SEGMENT  OPERATIONS
     As of June 30, 1999, the Company decided to sell or dispose of NWR, a wholly owned subsidiary that invested in energy generation, energy efficiency and wastewater treatment businesses. Its results are reported separately after income (loss) from continuing operations. NWR's operating loss for the three months ended March 31, 2001 has been previously recognized as provision for operating loss during phase-out period. The ultimate loss remains subject to the sale or other disposition of NWR's remaining assets and liabilities, primarily waste-water treatment projects, and could exceed amounts recorded. Most of NWR's energy generation and energy efficiency assets have been sold. The operating loss for the three months ended March 31, 2001 would have been approximately $486,000 compared with a loss of $879,000 for the same period a year ago.

OPERATING  REVENUES  AND  MWH  SALES

Our revenues from operations, megawatthour ("MWh") sales and average number of customers for the three months ended March 31, 2001 and 2000 are summarized below:


                            Three  months  ended
                                   March 31

                               2001        2000
                            ----------  ----------
(dollars in thousands)
 Operating revenues
     Retail. . . . . . . .  $   51,953  $   49,550
     Sales for Resale. . .      21,838      17,300
     Other . . . . . . . .       1,005         862
                            ----------  ----------
 Total Operating Revenues.  $   74,796  $   67,712
                            ==========  ==========

 MWh sales-Retail. . . . .     520,771     520,222
 MWh sales for Resale. . .     638,096     567,685
                            ----------  ----------
 Total MWh Sales . . . . .   1,158,867   1,087,907
                            ==========  ==========



                     Average  Number  of  Customers
                          Three  months  ended
                                 March 31

                                2001    2000
                               ------  ------
    Residential . . . . . . .  73,149  72,165
    Commercial and Industrial  12,933  12,574
    Other . . . . . . . . . .      65      64
                               ------  ------
 Total Number of Customers. .  86,147  84,803
                               ======  ======

REVENUES

     Revenues from operations in the first quarter of 2001 increased 10.5 percent or $7.1 million compared with the same period in 2000. Operating revenues result from retail and wholesale sales of electricity.

     Retail revenues in the first quarter of 2001 were $2.4 million or 4.8 percent higher compared with the same period in 2000, reflecting a 3.42 percent rate increase effective January 2001, and a 0.1 percent increase in retail MWh sales. Sales of electricity increased by 1.6 percent to small commercial and industrial customers, and decreased by 2.0 percent to residential customers and
1.1 percent to lower margin industrial customers during the first quarter of 2001 compared with the same period in 2000.

     We sell wholesale electricity to others for resale. Our revenue from wholesale sales of electricity increased $4.5 million in the first quarter of 2001 compared with the same period in 2000. The increase was due primarily to increased sales under a power purchase and supply agreement between the Company and MS, and increased sales under various arrangements with Hydro-Quebec. Under the MS agreement, we sell power to MS at predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements.

OPERATING  EXPENSES

POWER  SUPPLY  EXPENSES  -  THREE  MONTHS  ENDED  MARCH  31,  2001

     Power supply expenses increased 18.6 percent or $8.5 million in the first quarter of 2001 over the same period in 2000.

     Power supply expenses at Vermont Yankee ("VY") decreased 0.2% or $16,000 during the first quarter of 2001 compared with the first quarter of 2000. A proposed sale of the generating plant is discussed under Part I, Item 2, "Investment in Associated Companies".

     Company-owned generation expenses increased $1.2 million in the first quarter of 2001 compared with the same period in 2000 primarily due to the higher cost of fuels and the unavailability of unique replacement equipment connecting Vermont's transmission system to that of New York. The lack of replacement equipment required running generation to support system reliability. The Company has requested reimbursement of its costs of running its units for system reliability from the Independent System Operator of New England ("ISO"). The Company recorded a regulatory asset and reduced Company-owned generation expense by $1.0 million, representing incremental fuel and operation and maintenance costs due from ISO.

     The cost of power that we purchased from other companies increased 16.5 percent or $7.4 million in the first quarter of 2001 compared with the same period in 2000. This was primarily due to power supply costs for increased wholesale electric sales of $4.5 million to replace power sold to Hydro-Quebec under a previous arrangement ("9701"), to buy energy that could potentially have been curtailed due to transmission system operating requirements, and for power sold to MS under the power purchase and supply agreement.
     Power supply costs were also higher during the first quarter of 2001 compared with the same period in 2000 due to higher energy clearing prices in the New England market, the unavailability of hydroelectric capacity that is estimated to have cost the Company an additional $850,000, and scheduled increases in the cost of power under our long-term contract with MS.
     The 9701 arrangement allows Hydro-Quebec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract. During the first quarter of 2001, Hydro-Quebec exercised its purchase option for delivery of 134,592 MWh during the months of June, July and August of 2001. The Settlement Order approved by the VPSB includes revenues in 2001 sufficient to provide for net costs of replacing power purchased by Hydro-Quebec of approximately $6.6 million annually. The Company recognized $1.7 million in expense during the quarter ended March 31, 2001 to reflect these estimated costs. A regulatory asset of $4.9 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power for 2000 to be recovered during 2001. If the estimated costs of power purchased to supply Hydro-Quebec option calls exceed amounts recovered in rates and/or amounts previously recorded, the excess cost would be immediately charged against earnings. No charge for excess cost was required during the first quarter of 2001. The Company has purchased power sufficient to fulfill the 9701 calls for this summer, and no charges in excess of amounts provided in rates or previously recorded are anticipated for the remainder of 2001. The net cost of power to supply all 9701 option calls during 2001 is estimated at approximately $8.4 million. It is possible our estimate of future power supply costs could differ materially from actual results.
Both the 9701 arrangement and the forward purchase contracts are considered derivative instruments as defined by SFAS 133. On April 11, 2001, the VPSB issued an accounting order that allows the Company to defer recognition of any earnings or other comprehensive income effect relating to future periods caused by application of SFAS 133 and as a result, we do not anticipate SFAS 133 to cause earnings volatility. At March 31, 2001, the Company had a regulatory asset of approximately $31.5 million related to derivatives that the Company believes is probable of recovery. The regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.


OTHER  OPERATING  EXPENSES

      Other operating expenses decreased 7.2 percent or $259,000 in the first quarter of 2001 compared with the same period in 2000. The reduction reflects decreased amortization due to the write-off of state regulatory commission costs coincident with the Settlement Order.

TRANSMISSION  EXPENSES
     Transmission expenses decreased by approximately $24,000 or 0.7% for the three months ended March 31, 2001 compared with the same period in 2000. Congestion charges recorded in the first quarter of 2001 and 2000 reflect the lack of adequate transmission or generation capacity in certain locations within New England, and these charges are allocated to all ISO New England members. The Company is unable to predict the magnitude or duration of future congestion charge allocations, but amounts could be material.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses decreased $478,000 or 11.5 percent during the first quarter of 2001 compared with the same period in 2000. The reduction is primarily due to decreased amortization of demand side management assets.

TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes decreased 1.9 percent or $39,000 in the first quarter of 2001 compared with the same period in 2000, reflecting payroll tax decreases that were partially offset by gross revenue tax increases.

INCOME  TAXES
     Income taxes decreased $435,000 in the first quarter of 2001 compared with the same period in 2000 due to a decrease in pretax book income for core electric operations.

OTHER  INCOME
     Other income for the three months ended March 31, 2001 decreased approximately $334,000 or 38.3 percent compared with the same period in 2000 due primarily to decreases in capitalized interest costs and decreased earnings from subsidiaries.

INTEREST  CHARGES
     Interest charges increased 11.24 percent or $198,000 in the first quarter of 2001 over the same period in 2000 primarily due to costs associated with the revolving lines of credit discussed under "Liquidity and Capital Resources".

LIQUIDITY  AND  CAPITAL  RESOURCES

     In the three months ended March 31, 2001, we spent $2.8 million principally for expansion and improvements of our transmission and distribution plant. We expect to spend an additional $13.0 million during the remainder of 2001.

     On June 21, 2000, we renewed a revolving credit agreement with Fleet National Bank and Citizens Bank of Massachusetts (the "Fleet Agreement"). The Fleet Agreement is for a period of 364 days, will expire on June 20, 2001, and is secured by granting the banks a second priority mortgage, lien and security interest in the collateral pledged under the Company's first mortgage bond indenture. We had no borrowings outstanding on the Fleet Agreement at March 31, 2001.
     On September 20, 2000, we established a $15.0 million revolving credit agreement with KeyBank National Association ("KeyBank"). The agreement will expire on September 19, 2001. Pursuant to a one year power supply option agreement between the Company and Energy East Corporation ("EE"), EE made a payment of $15.0 million to the Company. In exchange, the Company gave EE an option to purchase energy from certain wholly owned production facilities, for a period not to exceed 15 years, if the funds are not returned to EE upon request after September 2001. The Company was required to invest the funds provided by EE in a certificate of deposit at KeyBank pledged by the Company to secure the repayment of the Keybank revolving credit facility. At March 31, 2001, there was $8.9 million outstanding on the KeyBank revolving credit agreement.

     The Company anticipates that it will secure financing that replaces some or all of its expiring facilities during 2001 and that amounts financed will be sufficient to meet our forecasted borrowing requirements during 2001.

   The  credit  ratings  of  the  Company's  securities  are:

                          Fitch     Moody's   Standard  &  Poor's
                          -----     -------   -------------------
First  mortgage  bonds        BBB        Baa2         BBB
Preferred  stock             BBB-       baa3          BB

During the first quarter of 2001, Moody's Investors Service and Fitch upgraded the Company's first mortgage bond and preferred stock ratings. The rating actions reflected the rating agencies' earnings and cash flow expectations for the Company following the Settlement Order. Standard & Poor's has favorably changed its outlook, which already rated the first mortgage bonds at investment grade, relative to the ratings direction for the Company.

COMPETITION  AND  RESTRUCTURING

     The electric utility business is experiencing rapid and substantial changes. These changes are the result of the following trends:
* Disparity in electric rates among and within various regions of the country;
*     Improvements  in  generation  efficiency;
*     Alternative  energy  sources;
*     Increasing  demand  for  customer  choice;
* The deregulation of the energy market and the establishment of an independent system operator; and
* The contemplated restructuring of the Vermont electric industry to introduce competition.

     We are unable to predict what form future restructuring legislation, if adopted, will take and what impact that might have on the Company, but it could be material.

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

EFFECTS  OF  INFLATION
     Financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic costs. This method of accounting provides reasonable financial statements but does not always take inflation into consideration. As rate recovery is based on these historical costs and known and measurable changes, the Company is able to receive some rate relief for inflation. It does not receive immediate rate recovery relating to fixed costs associated with Company assets. Such fixed costs are recovered based on historic figures. Any effects of inflation on plant costs are generally offset by the fact that these assets are financed through long-term debt.

MARKET  RISK
     A sensitivity analysis has been prepared to estimate the exposure to the market price risk of our electricity commodity positions. Our daily net commodity position consists of purchased electric capacity. The table below presents market risk, estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices. Actual prices may differ materially from the table.




                          At March 31, 2001
                             Fair value        Market risk
                         -------------------  -------------
                            In thousands
Highest long position .  $           86,993   $      8,699
Highest short position.  $          116,841   $     11,684
Average position(short)  $          (29,848)  $     (2,985)




                                     PART II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The following filings on Form 8-K were filed by the Company on the topics and dates indicated:

April 17, 2001 Form 8-K announced the decision reached by the arbitration tribunal in the Company's arbitration with Hydro-Quebec regarding ice-storm related delivery failure. The arbitration tribunal decided the VJO/Hydro-Quebec power supply contract remains in effect and Hydro-Quebec is required to continue to provide capacity and energy to the Company under the terms of the VJO contract, which expires in 2015, and Hydro-Quebec is required to return certain capacity payments to the Company.

May 1, 2001 Form 8-K announced the upgrade in credit rating by Fitch. Fitch upgraded credit ratings for the company's first mortgage bonds from BB+ to BBB, and preferred stock from B+ to BBB- following the favorable rate order approved by the VPSB in January 2001.

                                     ------

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


                                GREEN  MOUNTAIN  POWER  CORPORATION
                            ---------------------------------------
                                         (Registrant)


Date:  May  10,  2001           /s/  NANCY  ROWDEN  BROCK
                                -------------------------
                             Nancy  Rowden  Brock,  Vice  President,
                             Chief  Financial  Officer,  Secretary,
                             and  Treasurer


Date:  May  10,  2001            /s/ROBERT  J.  GRIFFIN
                                 ----------------------
                              Robert  J.  Griffin,  Controller