Form 10-Q
period 2001-09-30
GREEN MOUNTAIN POWER CORP
filed 2001-11-13
CIK 43704

November  8,  2001
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                               ------------------

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
                                                      ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    CLASS  -  COMMON  STOCK       OUTSTANDING  AT  NOVEMBER  7,  2001
---------------------------      ------------------------------------
    $3.33  1/3  PAR  VALUE                          5,680,253

                        GREEN MOUNTAIN POWER CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES AT AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                  2001 AND 2000


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


 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                               UNAUDITED
                                                                                ----------
                                                          THREE  MONTHS  ENDED      NINE  MONTHS  ENDED
                                                                SEPTEMBER 30          SEPTEMBER 30

                                                                 2001      2000      2001       2000
                                                               --------  --------  ---------  ---------
(in thousands, except per share data)
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .  $76,051   $78,143   $218,319   $207,782
                                                               --------  --------  ---------  ---------
 OPERATING EXPENSES
 Power Supply
  Vermont Yankee Nuclear Power Corporation. . . . . . . . . .    7,645     8,700     21,514     26,387
  Company-owned generation. . . . . . . . . . . . . . . . . .    1,625     1,343      3,868      4,257
  Purchases from others . . . . . . . . . . . . . . . . . . .   45,495    49,493    129,589    128,227
 Other operating. . . . . . . . . . . . . . . . . . . . . . .    3,939     3,618     11,713     10,916
 Transmission . . . . . . . . . . . . . . . . . . . . . . . .    3,431     3,515     10,433     10,603
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .    1,739     1,826      5,274      5,005
 Depreciation and amortization. . . . . . . . . . . . . . . .    3,491     3,516     10,803     11,659
 Taxes other than income. . . . . . . . . . . . . . . . . . .    1,930     1,669      5,833      5,459
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . .    2,183     1,192      5,870        382
                                                               --------  --------  ---------  ---------
    Total operating expenses. . . . . . . . . . . . . . . . .   71,478    74,872    204,897    202,895
                                                               --------  --------  ---------  ---------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    4,573     3,271     13,422      4,887
                                                               --------  --------  ---------  ---------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations.      553       617      1,688      1,861
 Allowance for equity funds used during construction. . . . .       69        98        128        240
 Other income (deductions), net . . . . . . . . . . . . . . .       90       (73)        16         20
                                                               --------  --------  ---------  ---------
    TOTAL OTHER INCOME. . . . . . . . . . . . . . . . . . . .      712       642      1,832      2,121
                                                               --------  --------  ---------  ---------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . .    5,285     3,913     15,254      7,008
                                                               --------  --------  ---------  ---------
 INTEREST CHARGES
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    1,491     1,619      4,586      4,927
 Other interest . . . . . . . . . . . . . . . . . . . . . . .      215       147        925        402
 Allowance for borrowed funds used during construction. . . .      (43)      (54)      (146)      (136)
                                                               --------  --------  ---------  ---------
    TOTAL INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,663     1,712      5,365      5,193
                                                               --------  --------  ---------  ---------
 INCOME BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . .    3,622     2,201      9,889      1,815
 DISCONTINUED OPERATIONS
 Dividends on preferred stock . . . . . . . . . . . . . . . .      235       240        704        779
                                                               --------  --------  ---------  ---------
 Income from continuing operations. . . . . . . . . . . . . .    3,387     1,961      9,185      1,036
 Loss on disposal of discontinued segment,
 including provisions for operating
 losses during phaseout period. . . . . . . . . . . . . . . .        -         -       (150)    (1,530)
                                                               --------  --------  ---------  ---------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCK . . . . . . . .  $ 3,387   $ 1,961   $  9,035   $   (494)
                                                               ========  ========  =========  =========
 Common stock data
 Basic earnings (loss) per share. . . . . . . . . . . . . . .  $  0.60   $  0.36   $   1.61   $  (0.09)
 Diluted earnings (loss) per share. . . . . . . . . . . . . .     0.58      0.36       1.56      (0.09)
 Cash dividends declared per share. . . . . . . . . . . . . .  $  0.14   $  0.14   $   0.41   $   0.41
 Weighted average common shares outstanding-basic . . . . . .    5,644     5,505      5,615      5,471
 Weighted average common shares outstanding-diluted . . . . .    5,814     5,506      5,777      5,472

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Balance - beginning of period. . . . . . . . . . . . . . . .  $ 4,602   $ 6,389   $    493   $ 10,344
 Net Income . . . . . . . . . . . . . . . . . . . . . . . . .    3,622     2,201      9,739        285
 Cash Dividends-redeemable cumulative preferred stock . . . .     (235)     (240)      (704)      (779)
 Cash Dividends-common stock. . . . . . . . . . . . . . . . .     (777)     (756)    (2,316)    (2,256)
                                                               --------  --------  ---------  ---------
 Balance - end of period. . . . . . . . . . . . . . . . . . .  $ 7,212   $ 7,594   $  7,212   $  7,594
                                                               ========  ========  =========  =========


 The accompanying notes are an integral part of these consolidated financial statements.



 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS                      FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 2001          2000
                                                           ---------------  ---------
OPERATING ACTIVITIES:                                      (in thousands)
Net income (loss) before preferred dividends. . . . . . .  $        9,739   $    285
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . .          10,803     11,659
  Dividends from associated companies less equity income.             267        (18)
  Allowance for funds used during construction. . . . . .            (274)      (376)
  Amortization of purchased power costs . . . . . . . . .           2,607      4,365
  Deferred income taxes . . . . . . . . . . . . . . . . .          (2,525)     1,781
  Excess earnings deferred. . . . . . . . . . . . . . . .           1,050          -
  Deferred purchased power costs. . . . . . . . . . . . .          (5,254)    (1,643)
  Accrued purchase power contract option call . . . . . .          (3,346)     2,726
  Provision for loss on segment disposal. . . . . . . . .             150      1,530
  Arbitration costs recovered (deferred). . . . . . . . .           3,229     (3,268)
  Rate levelization liability . . . . . . . . . . . . . .           8,613          -
  Environmental and conservation deferrals, net . . . . .          (2,291)    (1,957)
  Changes in:
    Accounts receivable . . . . . . . . . . . . . . . . .           3,594      1,713
    Accrued utility revenues. . . . . . . . . . . . . . .           1,335        883
    Fuel, materials and supplies. . . . . . . . . . . . .              37        (96)
    Prepayments and other current assets. . . . . . . . .             713        455
    Accounts payable. . . . . . . . . . . . . . . . . . .          (3,786)       571
    Accrued income taxes payable and receivable . . . . .           3,428     (2,396)
    Other current liabilities . . . . . . . . . . . . . .           1,073     (4,369)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .             455       (241)
                                                           ---------------  ---------
  Net cash provided by continuing operations. . . . . . .          29,616     11,604
  Net change in discontinued segment. . . . . . . . . . .          (1,706)       195
                                                           ---------------  ---------
  Net cash provided by operating activities . . . . . . .          27,911     11,799

INVESTING ACTIVITIES:
Construction expenditures . . . . . . . . . . . . . . . .          (9,212)    (8,551)
Investment in nonutility property . . . . . . . . . . . .            (146)      (143)
                                                           ---------------  ---------
  Net cash used in investing activities . . . . . . . . .          (9,358)    (8,694)
                                                           ---------------  ---------
FINANCING ACTIVITIES:
Proceeds from term loan . . . . . . . . . . . . . . . . .          12,000
Reduction in preferred stock. . . . . . . . . . . . . . .               -     (1,400)
Issuance of common stock. . . . . . . . . . . . . . . . .           1,283        794
(Investment in) maturity of certificate of deposit. . . .          16,173    (15,150)
Power supply option obligation. . . . . . . . . . . . . .         (16,013)    15,000
Reduction in long-term debt . . . . . . . . . . . . . . .          (1,700)    (1,700)
Short-term debt, net. . . . . . . . . . . . . . . . . . .         (15,500)     1,700
Cash dividends. . . . . . . . . . . . . . . . . . . . . .          (3,020)    (3,035)
                                                           ---------------  ---------

  Net cash used in financing activities . . . . . . . . .          (6,776)    (3,791)
                                                           ---------------  ---------
Net increase(decrease) in cash and cash equivalents . . .          11,777       (686)

Cash and cash equivalents at beginning of period. . . . .             341        696
                                                           ---------------  ---------

Cash and cash equivalents at end of period. . . . . . . .  $       12,118   $     10
                                                           ===============  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
  Interest (net of amounts capitalized) . . . . . . . . .  $        4,677   $  4,420
  Income taxes, net . . . . . . . . . . . . . . . . . . .           5,287      1,191


The accompanying notes are an integral part of these consolidated financial statements.


PART  I,  ITEM  1

       GREEN  MOUNTAIN  POWER  CORPORATION
            CONSOLIDATED BALANCE SHEETS               UNAUDITED
                                                       ---------
                                                  AT SEPTEMBER 30,    DECEMBER 31,
                                                     2001      2000      2000
                                                  --------  --------  --------
(in thousands)
ASSETS
UTILITY PLANT
  Utility plant, at original cost. . . . . . . .  $296,843  $287,729  $291,107
  Less accumulated depreciation. . . . . . . . .   116,540   110,381   110,273
                                                  --------  --------  --------
  Net utility plant. . . . . . . . . . . . . . .   180,303   177,348   180,834
  Property under capital lease . . . . . . . . .     6,449     7,038     6,449
  Construction work in progress. . . . . . . . .     8,208     9,535     7,389
                                                  --------  --------  --------
    Total utility plant, net . . . . . . . . . .   194,960   193,921   194,672
                                                  --------  --------  --------
OTHER INVESTMENTS
  Associated companies, at equity. . . . . . . .    14,176    14,672    14,373
  Other investments. . . . . . . . . . . . . . .     6,725     6,151     6,357
                                                  --------  --------  --------
    Total other investments. . . . . . . . . . .    20,901    20,823    20,730
                                                  --------  --------  --------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . .    12,118        10       341
  Certficate of deposit, pledged as collateral .         -    15,150    15,437
  Accounts receivable, less allowance for
  doubtful accounts of $613, $428, and $463. . .    18,771    16,790    22,365
  Accrued utility revenues . . . . . . . . . . .     5,758     6,085     7,093
  Fuel, materials and supplies, at average cost.     4,019     3,385     4,056
  Prepayments. . . . . . . . . . . . . . . . . .     1,635     1,667     2,525
  Income tax receivable. . . . . . . . . . . . .         -     3,637     1,613
  Other. . . . . . . . . . . . . . . . . . . . .       894       459       222
                                                  --------  --------  --------
    Total current assets . . . . . . . . . . . .    43,195    47,183    53,652
                                                  --------  --------  --------
DEFERRED CHARGES
  Demand side management programs. . . . . . . .     6,676     6,586     6,358
  Purchased power costs. . . . . . . . . . . . .    20,560    14,583    11,789
  Pine Street Barge Canal. . . . . . . . . . . .    12,370     8,700    12,370
  Other. . . . . . . . . . . . . . . . . . . . .    14,697    16,200    15,519
                                                  --------  --------  --------
    Total deferred charges . . . . . . . . . . .    54,303    46,069    46,036
                                                  --------  --------  --------

NON-UTILITY
  Other current assets . . . . . . . . . . . . .         8         8         8
  Property and equipment . . . . . . . . . . . .       251       252       252
  Business segment held for disposal . . . . . .         -     7,752         -
  Other assets . . . . . . . . . . . . . . . . .       822     1,278     1,258
                                                  --------  --------  --------
    Total non-utility assets . . . . . . . . . .     1,081     9,290     1,518
                                                  --------  --------  --------

TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $314,440  $317,286  $316,608
                                                  ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.



         GREEN  MOUNTAIN  POWER  CORPORATION
              CONSOLIDATED BALANCE SHEETS             UNAUDITED
                                                       ---------
                                                     AT SEPTEMBER 30,      DECEMBER 31,

                                                      2001       2000       2000
                                                    ---------  ---------  ---------
(in thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity
  Common stock, $3.33 1/3 par value,
  authorized 10,000,000 shares (issued
  5,656,048,  5,515,490 and 5,582,552) . . . . . .  $ 18,907   $ 18,438   $ 18,608
  Additional paid-in capital . . . . . . . . . . .    74,306     73,035     73,321
  Retained earnings. . . . . . . . . . . . . . . .     7,212      7,594        493
  Treasury stock, at cost (15,856 shares). . . . .      (378)      (378)      (378)
                                                    ---------  ---------  ---------
    Total common stock equity. . . . . . . . . . .   100,047     98,689     92,044
  Redeemable cumulative preferred stock. . . . . .    12,560     12,795     12,560
  Long-term debt, less current maturities. . . . .    70,400     80,100     72,100
  Term loan, maturing August 2003. . . . . . . . .    12,000          -          -
                                                    ---------  ---------  ---------
    Total capitalization . . . . . . . . . . . . .   195,007    191,584    176,704
                                                    ---------  ---------  ---------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . . .     6,449      7,038      6,449
                                                    ---------  ---------  ---------
CURRENT LIABILITIES
  Current maturities of preferred stock. . . . . .       235        240        235
  Current maturities of long-term debt . . . . . .     9,700      6,700      9,700
  Short-term debt. . . . . . . . . . . . . . . . .         -      9,600     15,500
  Accounts payable, trade and accrued liabilities.     5,943      4,870      7,755
  Accounts payable to associated companies . . . .     6,536      8,961      8,510
  Deferred excess earnings . . . . . . . . . . . .     1,050          -          -
  Customer deposits. . . . . . . . . . . . . . . .       832        504        696
  Purchased power call option liability. . . . . .         -      9,299      8,276
  Interest accrued . . . . . . . . . . . . . . . .     1,716      1,804      1,150
  Energy East power supply obligation. . . . . . .         -     15,000     15,419
  Other. . . . . . . . . . . . . . . . . . . . . .     3,289      2,170      1,103
                                                    ---------  ---------  ---------
    Total current liabilities. . . . . . . . . . .    29,301     59,148     68,344
                                                    ---------  ---------  ---------
DEFERRED CREDITS
  SFAS 133 liability . . . . . . . . . . . . . . .    14,381          -          -
  Accumulated deferred income taxes. . . . . . . .    23,331     27,194     25,644
  Unamortized investment tax credits . . . . . . .     3,483      3,766      3,695
  Pine Street Barge Canal site cleanup . . . . . .    10,583      8,211     11,554
  Other. . . . . . . . . . . . . . . . . . . . . .    21,531     20,345     20,901
  Rate levelization liability. . . . . . . . . . .     8,613          -          -
                                                    ---------  ---------  ---------
    Total deferred credits . . . . . . . . . . . .    81,922     59,516     61,794
                                                    ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
  Liabilities of discontinued segment, net . . . .     1,761          -      3,317
                                                    ---------  ---------  ---------
    Total non-utility liabilities. . . . . . . . .     1,761          -      3,317
                                                    ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . . .  $314,440   $317,286   $316,608
                                                    =========  =========  =========



The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2001

PART  I  --  ITEM  1

1.     SIGNIFICANT  ACCOUNTING  POLICIES

     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business, and include other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 2000 filed on Form 10-K, are adequate to make the information presented not misleading.
     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. Historically we have charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These are called seasonally differentiated rates. In order to eliminate the impact of the seasonally differentiated rates, we defer some of the revenues from those four higher revenue months and recognize them in later periods when we have lower revenues or higher costs. By deferring certain revenues we are able to better match our revenues to our costs. On September 30, 2001, there was a deferred charge of $0.5 million, compared with $0.2 million at September 30, 2000. In the Company's most recent rate case settlement the VPSB ordered that seasonal rates be eliminated in April 2001, which is expected to generate approximately $7.5 million in additional cash flow in 2001. Such deferred revenue was intended by the VPSB to be used to offset increased costs during 2001, 2002 and 2003, increasing the likelihood that the Company will earn its allowed rate of return in those years. Approximately $8.6 million of revenue arising as a result of the elimination of seasonal rates was deferred through the third quarter of 2001. The Company expects to achieve its allowed rate of return without using any of the approximately $7.5 million in revenues expected to be deferred during 2001.
The Company's earnings from electric operations are subject to an earnings cap equal to its allowed rate of return of 11.25%. The Company's policy is to review its quarterly results and to defer any revenues that are probable of causing earnings to exceed an 11.25% rate of return ("excess earnings") for the year. As a result of our review, we deferred $0.1 million of revenue and recorded a regulatory liability for excess earnings in the same amount during the quarter ended September 30, 2001. Deferred excess earnings total $1.1 million for the nine months ended September 30, 2001. Under a settlement agreement with the Vermont Department of Public Service ("DPS" or the "Department"), and approved by the VPSB, any excess earnings amounts will be used to write off regulatory assets at December 31, 2001.
The Company reviews its deferred revenue balances arising from excess earnings and rate levelization each quarter and adjusts those balances as necessary to reflect the Company's current estimate of its ultimate regulatory liability. See the discussion under "Commitments and Contingencies - Retail Rate Cases" for further information.
     Certain line items on the prior years' financial statements have been reclassified for consistent presentation with the current year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

UNREGULATED  OPERATIONS
     We have or have had unregulated, wholly-owned subsidiaries: Northern Water Resources, Inc.("NWR", formerly known as Mountain Energy, Inc.); Green Mountain Propane Gas Company Limited ("GMPG"); GMP Real Estate Corporation; and Green Mountain Resources, Inc. ("GMRI"). On June 30, 1999, we decided to sell the assets of NWR, and reported its results as income (loss) from operations of a discontinued segment. See the disclosure under the caption "Segments and Related Information" for a more detailed discussion. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these unregulated subsidiaries (excluding NWR) and the rental water heater program are included Equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements.

2.     INVESTMENT  IN  ASSOCIATED  COMPANIES

     We recognize net income from our affiliates (companies in which we have significant ownership interests) listed below based on our percentage ownership (equity method).
VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION  ("VY")
Percent  ownership:  17.9%  common

                    Three months ended          Nine months ended
                          September 30          September 30

                         2001     2000      2001      2000
                        -------  -------  --------  --------
(in thousands)
Gross Revenue. . . . .  $37,868  $44,648  $135,863  $130,042
Net Income Applicable.    1,641    1,559     4,765     4,942
      to Common Stock
Equity in Net Income .      296      275       856       890

On October 15, 1999, the owners of VY accepted a bid from AmerGen for the VY generating plant, intending to complete the sale before December 2000. AmerGen and the DPS negotiated a revised offer in November 2000, which was subsequently dismissed as insufficient by the VPSB in February 2001. Prior to the dismissal of the AmerGen offer, Entergy Nuclear Inc. had also made an offer, secured by a bond which was acceptable to the VPSB, and two other companies indicated they would participate in an auction, if held. VY has conducted an auction of the plant.
     On August 15, 2001, VY agreed to sell its nuclear power plant to Entergy Corporation for approximately $180 million. The sale is subject to approval of the VPSB, the U.S. Nuclear Regulatory Commission, the Federal Energy Regulatory Commission and other regulatory bodies. A related agreement calls for Entergy to provide the current output level of the plant to VY's present sponsors, including GMP, at average annual prices ranging from $39 to $45 per megawatt hour through 2012. No decommissioning top-off or any other financing by VY is anticipated to complete the transaction. The sale, if completed, will lower projected costs over the remaining license period for VY. The Company would continue to own its equity interest in VY.


VERMONT  ELECTRIC  POWER  COMPANY,  INC.("VELCO")
Percent  ownership:  29.5%  common
                    30.0%  preferred

                    Three months ended    Nine months ended
                          September 30    September 30

                        2001    2000    2001     2000
                       ------  ------  -------  -------
(in thousands)
Gross Revenue . . . .  $6,806  $7,011  $22,524  $21,151
Net Income. . . . . .     230     309      782      892
Equity in Net Income.      75      93      221      267

     VELCO is engaged in the transmission of electric power within the State of Vermont(the "State"). VELCO has entered into transmission agreements with the State and various electric utilities, including the Company, and under these agreements, VELCO bills all costs, including interest on debt and a fixed return on equity, to the State and others using VELCO's transmission system.

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

PINE  STREET  BARGE  CANAL  SITE
     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal ("Pine Street") site in Burlington, Vermont, where coal tar and other industrial materials were deposited.
     In September 1999, we negotiated a final settlement with the United States, the State, and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. In November 1999, the Consent Decree was filed in the federal district court. The Consent Decree addresses claims by the Environmental Protection Agency("EPA") for past Pine Street site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
     As of September 30, 2001, our total expenditures related to the Pine Street site since 1982 were approximately $24.7 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals of a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up ("remediation costs"), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
     We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, together with our remediation costs, to be approximately $12.4 million over the next 32 years. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset, and we believe that it is probable that we will receive future revenues to recover these costs.
     Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site-related costs, the Company and the Department, and as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.
     We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the recovery of expenditures associated with the Pine Street site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers". The VPSB Order released January 23, 2001 and discussed below did not change the status of Pine Street cost recovery.

RETAIL  RATE  CASE
     On May 8, 1998, we filed a request with the VPSB to increase our retail rates by 12.93 percent due to higher power costs, the cost of the January 1998 ice storm, and investments in new plant and equipment (the "1998 rate case").
     The Company reached a final settlement agreement with the Department in the 1998 rate case during November 2000. The final settlement agreement contained the following provisions:

* The Company received a rate increase of 3.42 percent above existing rates, beginning with bills rendered January 23, 2001, and prior temporary rate increases became permanent;
* Rates were set at levels that recover the Company's Hydro-Quebec VJO contract costs, effectively ending the regulatory disallowances experienced by the Company over the past three years;
* The Company agreed not to seek any further increase in electric rates prior to April 2002 (effective in bills rendered January 2003) unless certain substantially adverse conditions arise, including a provision allowing a request for additional rate relief if annual power supply costs increase in excess of $3.75 million over forecasted levels;
* The Company agreed to write off in 2000 approximately $3.2 million in unrecovered rate case litigation costs, and to freeze its dividend rate until it successfully replaces all or substantially all of its short-term credit facilities with long-term debt or equity financing;
* Seasonal rates were eliminated in April 2001, which is expected to generate approximately $7.5 million in additional cash flow in 2001 that can be utilized to offset potential increased costs during 2001, 2002 and 2003;
* The Company agreed to consult extensively with the Department regarding capital spending commitments for upgrading our electric distribution system and to adopt customer care and reliability performance standards, in a first step toward possible development of performance-based rate-making; and
* The Company agreed to withdraw its Vermont Supreme Court appeal of the VPSB's Order in the Company's 1997 rate case. The Company agreed to an earnings cap for its electric operations in an amount equal to its allowed rate of return of 11.25 percent. Amounts earned over the cap will be used to write-off regulatory assets.
     On January 23, 2001, the VPSB Order (the "Settlement Order") approved the Company's settlement with the Department, with two additional conditions:
* The Settlement Order provided that the Company and its customers share equally any premium above book value realized by the Company in any future merger, acquisition or asset sale, subject to an $8.0 million limit on the customers' share; and
*     The  Company's further investment in non-utility operations is restricted.

POWER  CONTRACT  COMMITMENTS
     Under an arrangement established on December 5, 1997 ("9701"), Hydro-Quebec paid $8.0 million to the Company. In return for this payment, we provided Hydro-Quebec options for the purchase of power. Commencing April 1, 1998 and effective through 2015, the term of a previous contract with Hydro-Quebec ("the 1987 Contract"), Hydro-Quebec may purchase up to 52,500 MWh ("option A") on an annual basis, at the 1987 Contract energy prices, which are substantially below current market prices. The cumulative amount of energy that may be purchased under option A shall not exceed 950,000 MWh.
     Over the same period, Hydro-Quebec may exercise an option to purchase a total of 600,000 MWh ("option B") at the 1987 Contract energy prices. Under option B, Hydro-Quebec may purchase no more than 200,000 MWh in any year.
     During the first quarter of 2001, Hydro-Quebec exercised option A and option B, calling for deliveries of 134,592 MWh during June, July and August of 2001. The cumulative amount of power purchased by Hydro-Quebec under option B is approximately 432,000 MWh. Approximately $6.6 million is currently being provided annually in rates to cover the net cost of 9701 calls by Hydro-Quebec. The Company recognized $5.0 million in net expense during the nine months ended September 30, 2001 to reflect these estimated costs. A regulatory asset of $1.6 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power for 2001. In conjunction with the Settlement Order, Hydro-Quebec agreed not to call option B during 2002.
If estimated costs of fulfilling the Hydro-Quebec option calls exceed amounts recovered in rates and/or amounts previously recorded, the excess cost would be immediately charged against earnings. No charge for excess cost was required during the first nine months of 2001. No charges in excess of amounts provided in rates or previously recorded are anticipated for the remainder of 2001. It is possible our estimate of future power supply costs could differ materially from actual results.
     Hydro-Quebec's option to curtail energy deliveries pursuant to a July 1994 Agreement can be exercised in addition to these purchase options, if documented drought conditions exist. The exercise of this curtailment option is limited to five times through 2015, requiring notice four months in advance of any contract year, and cannot reduce deliveries by more than approximately 13 percent. The Company may defer the curtailment by one year.
     During 1999, the Company had accrued expected losses for 2000 for disallowed Hydro-Quebec power supply contracts pursuant to VPSB orders. Results for the three and nine months ended September 30, 2000 do not reflect any disallowed Hydro-Quebec power supply costs. If the 1999 accruals, consistent with generally accepted accounting principles, had not been made, power supply costs would have been $1.9 and $5.7 million higher for the three and nine months ended September 30, 2000, respectively.

POWER  SUPPLY  AND  TRANSMISSION


A FERC ruling in December 2000 required the New England Independent System Operator ("ISO") to revise its installed capability ("ICAP") deficiency charge of $0.17 per kw month to $8.75 per kw month retroactive to August 1, 2000. On January 10, 2001, FERC stayed its order "to ensure that bills for past periods will not be assessed until the Commission has considered the pending requests for rehearing, which, if successful, would then require extensive refunds and surcharges." On March 6, 2001, FERC issued an Order on Rehearing in which it partly reversed itself on the ICAP charge. Although the FERC first concluded that a $8.75 charge is reasonable and that the charge would remain in place until the ISO supports an acceptable superseding proposal, the FERC then concluded that reinstating the $8.75 would have an adverse cost impact, and should be effective only as of April 1, 2001. The FERC allowed the $8.75 charge to become effective on April 1, 2001 until the effective date of any superseding charge that the FERC might accept.
     In March 2001, a federal court issued a stay preventing reinstatement of the $8.75 charge, after sixteen New England utilities and energy companies protested the increased penalty. The federal court lifted the stay but ordered FERC to further justify its decision and said that a $5 per kW month rate might be more appropriate. A final default rate of $4.87 was approved by FERC effective September 2001. The FERC order provides a fourteen day cure period each month during which utilities may make bilateral purchases to fulfill ICAP deficiencies and avoid the default rate. The Company's generation and entitlements cover the majority of its ICAP requirements, except during periods in which Hydro-Quebec calls for power under 9701. The Company has purchased its expected ICAP requirements for 2001 at an average price of approximately $4.06 per kW month. The Company has also arranged to purchase its anticipated ICAP needs during 2002 at an average cost of $2.55 per kW month, and the majority of its anticipated ICAP needs during 2003 at a cost of $2.85 per kW month.
     On April 17, 2001, an Arbitration Tribunal issued its decision in the arbitration brought by a group of Vermont electric companies and municipal utilities, known as the Vermont Joint Owners (VJO), against Hydro-Quebec for its failure to deliver electricity pursuant to the VJO/Hydro-Quebec power supply contract during the 1998 ice storm. The Company is a member of the VJO.
     In its award, the Arbitration Tribunal agreed partially with Hydro-Quebec and partially with the VJO. In the decision, the Tribunal concluded (i) the VJO/Hydro-Quebec power supply contract remains in effect and Hydro-Quebec is required to continue to provide capacity and energy to the Company under the terms of the VJO contract, which expires in 2015 and (ii) Hydro-Quebec is required to return certain capacity payments to the VJO.

     On July 23, 2001, the Company received approximately $3.2 million representing its share of refunded capacity payments from Hydro-Quebec. These proceeds reduced related deferred assets at June 30, 2001, leaving a deferred balance of unrecovered arbitration costs of approximately $1.4 million. We believe it is probable that this balance will ultimately be recovered in rates.

4.  SEGMENTS  AND  RELATED  INFORMATION
     The Company has two reportable segments, the electric utility and NWR. The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly-owned unregulated subsidiaries (GMPG, GMRI, GMP Real Estate, and the rental water heater program) as a separate line item in the Other Income Section in the Consolidated Statement of Income.
     NWR is an unregulated business that invested in energy generation, energy efficiency and wastewater treatment projects. As of June 30, 1999, we classified NWR's net assets and liabilities as "Business Segment Held for Sale", reflecting the Company's intent to sell NWR's assets. Previously, investment in NWR appeared as a separate caption, "Equity Investment in Energy Related
Business"  in  the  nonutility  section  of  the  consolidated  balance  sheet.
     During 2000, the Company recorded losses of $6.5 million, or $1.19 per share to reflect revised estimates and actual sales of most of NWR's energy generation and energy efficiency assets. During the quarter ended June 30, 2001, the Company recorded a provision for loss of approximately $0.2 million or 3 cents per share related to a revision to its estimate of the ultimate costs of warranty obligations on its waste-water investments. The provisions for loss from discontinued operations reflect the Company's most recent estimate. The ultimate loss remains subject to the sale or other disposition of NWR's remaining assets and liabilities, primarily patents and warranty claims, and tax liabilities, and could exceed amounts recorded. Results of operations for NWR are now reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Provisions for loss on disposal are reported under "Loss on disposal of discontinued segment, net of applicable income taxes". Segment information compared with the Company's results includes the following:


                                    Three months ended    Nine months ended
                                          September 30    September 30

                                        2001     2000      2001       2000
                                       -------  -------  ---------  ---------
(in thousands, except per share data)
External revenues
 Electric utility . . . . . . . . . .  $76,051  $78,143  $218,319   $207,782
 NWR segment. . . . . . . . . . . . .       33      733       138      1,351
Net income (loss) from
  operations
 Electric utility . . . . . . . . . .  $ 3,387  $ 1,961  $  9,185   $  1,036
 NWR segment. . . . . . . . . . . . .        -        -      (150)    (1,530)
                                       -------  -------  ---------  ---------
Consolidated net income (loss). . . .  $ 3,387  $ 1,961  $  9,035   $   (494)
                                       =======  =======  =========  =========
Basic earnings (loss) per share
   Discontinued operations. . . . . .  $     -  $     -  $  (0.03)  $  (0.28)
   Continuing operations. . . . . . .     0.60     0.36      1.64       0.19
Diluted earnings per share
   Discontinued operations. . . . . .  $     -  $     -  $  (0.03)  $  (0.28)
   Continuing operations. . . . . . .     0.58     0.36      1.59       0.19

5.  NEW  ACCOUNTING  STANDARD  -  SFAS  133
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that hedges be formally documented, designateed, and assessed for effectiveness. SFAS 133, as amended by SFAS 137, was effective for the Company beginning the first quarter of 2001. SFAS 133 must be applied to (a) derivative instruments and (b) either all derivative instruments embedded in hybrid contracts or those embedded instruments that were issued, acquired, or substantively modified on or after January 1, 1998 or January 1, 1999 (as elected by the Company).
     The objective of the Company's risk management program is to protect cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights with counterparties that have at least investment grade ratings. These transactions are used to hedge risk of fossil fuel price increases as well as the risk of spot market electricity price increases. Futures, swaps and forward contracts are used to hedge market prices should option calls by Hydro-Quebec be exercised. The Company's risk management policy specifies risk measures, the amount of tolerable risk exposure, and limits to transaction authority.
     The Company's 9701 arrangement with Hydro-Quebec that grants Hydro-Quebec an option to call for energy deliveries at prices currently below estimated future market rates through 2015 is a derivative under SFAS 133. We sometimes use futures contracts (derivatives) to hedge forecasted sales of electric power, including the 9701 arrangement. The Company also has a power purchase and supply agreement with Morgan Stanley Capital Group, Inc. ("MS") to hedge the fair value of fossil fuel prices that is a derivative under SFAS 133.
     On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings or other comprehensive income effects relating to future periods caused by application of SFAS 133, and as a result, we do not anticipate SFAS 133 to cause earnings volatility. At September 30, 2001, the Company had a liability reflecting the negative market position of the two derivatives described above, as well as a corresponding regulatory asset of approximately $14.4 million related to the derivatives discussed above. The Company believes that the regulatory asset is probable of recovery. The regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.
     If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.

6.  OTHER  NEW  ACCOUNTING  STANDARDS
     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method to account for business combinations and uses a nonamortization approach to purchased goodwill and other intangible assets. SFAS 142 establishes requirements for evaluating goodwill and other intangible assets for impairment and provides further guidance on accounting for intangible assets. The Company does not expect the application of these accounting standards, when adopted, to materially impact its financial position or results of operations.
     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS") which provides guidance on accounting for nuclear plant decommissioning costs. The Company has not yet determined what impact, if any, the accounting standard will have on its investment in VY.

7.  COMPUTATION  OF  EARNINGS  PER  SHARE

  Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each period presented. The Company established a stock incentive plan for all employees during the year ended December 31, 2000, and options granted are exercisable over vesting schedules of between one and four years.


                                         Three months ended    Nine months ended
                                              September 30     September 30

                                                2001    2000    2001    2000
                                               ------  ------  ------  -------
(in thousands)
Net income (loss) before preferred dividends.  $3,622  $2,201  $9,739  $  285
Preferred stock dividend requirement. . . . .     235     240     704     779
                                               ------  ------  ------  -------
Net income (loss) applicable to common
   stock. . . . . . . . . . . . . . . . . . .  $3,387  $1,961  $9,035  $ (494)
                                               ======  ======  ======  =======

Average number of common shares-basic . . . .   5,644   5,505   5,615   5,471
Dilutive effect of stock options. . . . . . .     170       1     162       1
Anti-dilutive stock options . . . . . . . . .       -       -       -       -
                                               ------  ------  ------  -------
Average number of common shares-diluted . . .   5,814   5,506   5,777   5,472
                                               ======  ======  ======  =======

GREEN  MOUNTAIN  POWER  CORPORATION
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
SEPTEMBER  30,  2001

PART  I  --  ITEM  2

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


Total  basic  earnings  (loss)  per  share  of  Common  Stock
                    Three months ended  Nine months ended
                          September 30  September 30

                        2001   2000    2001     2000
                        -----  -----  -------  -------
Utility business . . .  $0.58  $0.33  $ 1.57   $ 0.11
Unregulated businesses   0.02   0.03    0.07     0.08
                        -----  -----  -------  -------
Earnings(loss) from: .   0.60   0.36    1.64     0.19
Continuing operations
Discontinued segment .      -      -   (0.03)   (0.28)
                        -----  -----  -------  -------
Basic earnings
  (loss) per share . .  $0.60  $0.36  $ 1.61   $(0.09)
                        =====  =====  =======  =======

UTILITY  BUSINESS
     The Company recorded basic earnings per share from utility operations of $0.58 in the quarter ended September 30, 2001, compared with earnings of $0.33 per share in the third quarter of 2000.
The third quarter earnings improvement, compared with the same period for 2000, reflects higher retail operating revenues. Retail operating revenues for the quarter increased $3.5 million compared with the same period in 2000, reflecting a 3.42 percent retail rate increase (the "Settlement Order") approved by the Vermont Public Service Board (the "VPSB") in January 2001 and a 5.0 percent increase in retail electricity sales.
 Power supply costs were $4.8 million lower in the third quarter of 2001, primarily due to a $6.4 million decrease in low margin wholesale sales of electricity, offset in part by adjustments that caused approximately $1.9 million in power supply costs paid during 2000 to be expensed in previous periods, as discussed below.
Basic earnings per share from utility operations for the nine months ended September 30, 2001 were $1.57 compared with earnings per share of $0.11 for the same period in 2000, due to the same revenue factors influencing third quarter results, and to decreased power supply expense associated with the management of the Company's long-term sale commitment to Hydro-Quebec("9701"), lower Vermont Yankee costs due to the timing of scheduled outages, a refund of certain administrative costs from the New England Independent System Operator("ISO") and lower costs from independent power producers.
The Company had previously accrued losses for disallowed Hydro-Quebec power supply costs pursuant to VPSB orders. Results for the nine months ended September 30, 2000 do not reflect any disallowed Hydro-Quebec power supply costs. If these accruals, consistent with generally accepted accounting principles, had not been made in prior periods, power supply costs would have been $1.9 and $5.7 million higher, respectively, for the three and nine months ended September 30, 2000.

UNREGULATED  BUSINESSES
          Earnings from unregulated businesses included in results from continuing operations for the three and nine months ended September 30, 2001 were slightly lower than during the same period in 2000. A financial summary for these businesses, excluding NWR, follows:


        Three months ended     Nine months ended
              September 30     September 30

                2001   2000   2001   2000
                -----  -----  -----  -----
(in thousands)
Revenue. . . .  $ 251  $ 259  $ 761  $ 780
Expense. . . .    139     99    395    341
                -----  -----  -----  -----
Net Income . .  $ 112  $ 160  $ 366  $ 439
                =====  =====  =====  =====

DISCONTINUED  SEGMENT  OPERATIONS
     As of June 30, 1999, the Company decided to sell or dispose of NWR, a wholly owned subsidiary that invested in energy generation, energy efficiency and wastewater treatment businesses. Its results are reported separately after income (loss) from continuing operations. NWR recognized an additional $0.2 million as a provision for loss for the nine months ended September 30, 2001 reflecting revised estimates of losses on warranty liabilities. The ultimate loss remains subject to the sale or other disposition of NWR's remaining assets and liabilities, primarily patents and warranty claims and tax liabilities, and could exceed amounts recorded. Most of NWR's energy generation and energy efficiency assets have been sold. Without discontinued operations treatment, the operating loss for the three months ended September 30, 2001 would have been approximately $0.1 million compared with a loss of $0.2 million for the same period a year ago. The operating loss for the nine months ended September 30, 2001 would have been approximately $0.4 million compared with a loss of $1.0 million for the same period in 2000.

OPERATING  REVENUES  AND  MWH  SALES
Our revenues from operations, megawatthour ("MWh") sales and average number of customers for the three and nine months ended September 30, 2001 and 2000 are summarized below:


                          Three months ended           Nine months ended
                               September 30           September 30

                               2001        2000        2001        2000
                            ----------  ----------  ----------  ----------
(dollars in thousands)
 Operating revenues
     Retail. . . . . . . .  $   49,009  $   45,482  $  146,548  $  138,567
     Sales for Resale. . .      25,579      31,968      68,177  $   66,898
     Other . . . . . . . .       1,463         693       3,594  $    2,317
                            ----------  ----------  ----------  ----------
 Total Operating Revenues.  $   76,051  $   78,143  $  218,319  $  207,782
                            ==========  ==========  ==========  ==========

 MWh sales-Retail. . . . .     499,671     475,952   1,475,820   1,449,017
 MWh sales for Resale. . .     673,868     798,317   1,857,252   1,954,277
                            ----------  ----------  ----------  ----------
 Total MWh Sales . . . . .   1,173,539   1,274,269   3,333,072   3,403,294
                            ==========  ==========  ==========  ==========



 Average  Number  of  Customers
                         Three months ended    Nine months ended
                               September 30     September 30

                                2001    2000    2001    2000
                               ------  ------  ------  ------
    Residential . . . . . . .  73,075  72,557  73,161  72,288
    Commercial and Industrial  12,998  12,835  12,986  12,690
    Other . . . . . . . . . .      66      67      65      65
                               ------  ------  ------  ------
 Total Number of Customers. .  86,139  85,459  86,212  85,043
                               ======  ======  ======  ======

REVENUES
     Revenues from operations in the third quarter of 2001 decreased $2.1 million or 2.7 percent compared with the same period in 2000. Operating revenues  result  from  retail  and  wholesale  sales  of  electricity.
Retail  revenues  in  the third quarter of 2001 were $3.5 million or 7.8 percent higher compared with the same period in 2000, reflecting a 3.42 percent rate increase effective January 2001, and a 5.0 percent increase in retail MWh sales. Sales of electricity increased by 6.5 percent to small commercial and industrial customers, increased by 4.8 percent to residential customers and increased 2.7 percent to lower margin industrial customers during the third quarter of 2001 compared with the same period in 2000. The increase in retail MWh sales was primarily due to warmer summer temperatures and customer growth.
Retail revenues for the nine months ended September 30, 2001 were $8.0 million or 5.8 percent higher when compared with the same period in 2000, reflecting the Settlement Order rate increase and increased retail MWh sales of approximately
1.8  percent.
     In the Company's most recent rate case settlement the VPSB ordered that seasonal rates be eliminated in April 2001, which is expected to generate approximately $7.5 million in additional cash flow in 2001. Such deferred revenue was intended by the VPSB to be used to offset increased costs during 2001, 2002 and 2003, increasing the likelihood of the Company earning its allowed rate of return in those years. Approximately $8.6 million of revenue arising as a result of the elimination of seasonal rates was deferred through the third quarter of 2001. The Company expects to achieve its allowed rate of return without utilizing any of the approximate $7.5 million in revenues expected to be deferred during 2001.
     The Company's earnings from electric operations are subject to an earnings cap equal to its allowed rate of return of 11.25%. The Company's policy is to review its quarterly results and to defer any revenues that are probable of causing earnings to exceed an 11.25% rate of return ("excess earnings") for the year. As a result of our review, we deferred $0.5 million of revenue and recorded a regulatory liability for excess earnings in the same amount during the quarter ended September 2001. Deferred excess earnings total $1.1 million for the nine months ended September 30, 2001. Under a settlement agreement with the Vermont Department of Public Service ("DPS" or the "Department"), and approved by the VPSB, any excess earnings amounts will be used to write off regulatory assets at December 31, 2001.
We sell wholesale electricity to others for resale. Our revenue from wholesale sales of electricity decreased $6.4 million in the third quarter of 2001 compared with the same period in 2000, due to a decrease in resales under a power purchase and supply agreement between the Company and Morgan Stanley Capital Group, Inc. ("MS"), and decreased sales under various arrangements with Hydro-Quebec. Under the MS agreement, we sell power to MS at predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements.
Our revenue from wholesale sales of electricity increased $1.3 million for the first nine months of 2001 compared with the same period in 2000. The increases were due primarily to increased sales to the ISO.

OPERATING  EXPENSES
POWER  SUPPLY  EXPENSES
     Power supply expenses decreased $4.8 million or 8.0 percent in the third quarter of 2001 compared with the same period in 2000.
     Power supply expenses at Vermont Yankee decreased $1.1 million or 12.1 percent during the third quarter of 2001 compared with the third quarter of 2000, primarily due to reduced maintenance costs. A proposed sale of the generating plant is discussed under Part I, Item 2, "Investment in Associated Companies".
     Company-owned generation expenses increased $0.3 million or 21.0 percent in the third quarter of 2001 compared with the same period in 2000 primarily due to higher fuel prices
          The cost of power that we purchased from other companies decreased $4.0 million or 8.1 percent in the third quarter of 2001 compared with the same period in 2000, primarily due to decreased wholesale sales of electricity of $6.4 million, offset in part by higher energy and capacity costs and adjustments that caused approximately $1.9 million in power supply costs paid during 2000 to be expensed in previous periods.Power supply expenses for the first nine months of 2001 decreased $3.9 million or 2.4 percent when compared with the first nine months of 2000.
Power supply expense at Vermont Yankee decreased $4.9 million or 18.5 percent for the first nine months of 2001 compared with the first nine months of 2000, primarily due to a scheduled outage at the plant during 2001. Vermont Yankee scheduled outage costs are deferred and amortized over an eighteen month refueling cycle.
     Company-owned generation expenses decreased $0.4 million or 9.1 percent in the first nine months of 2001 compared with the same period in 2000. During 2001, the Company recorded a reduction of generation expense of approximately $1.9 million for its costs of running peak generation facilities for system reliability and we received reimbursement of these amounts from the ISO in July 2001. This reduction was partially offset by increased generation expense caused by higher fuel costs.
     Purchased power expense increased $1.4 million or 1.1 percent in the first nine months of 2001 compared with the first nine months of 2000. Power supply costs increased due to accounting adjustments that caused approximately $5.7 million of power supply costs paid during 2000 to be expensed in previous periods, higher energy prices and the costs of energy purchased to cover potential shortfalls due to transmission system operating requirements. These increases were offset in part by decreased costs of managing the replacement costs of power sold to Hydro-Quebec under 9701during 2001.
The 9701 arrangement allows Hydro-Quebec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract. During the first quarter of 2001, Hydro-Quebec exercised its purchase option for delivery of 134,592 MWh during the months of June, July and August of 2001. The Settlement Order approved by the VPSB includes revenues in 2001 sufficient to provide for net costs for replacing power purchased by Hydro-Quebec of approximately $6.6 million annually. The Company recognized $1.6 million in expense during the quarter ended September 30, 2001 to reflect these estimated costs. A regulatory asset of $1.6 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power to be recovered during 2001. If the estimated costs of power purchased to supply Hydro-Quebec option calls exceed amounts recovered in rates and/or amounts previously recorded, the excess cost would be immediately charged against earnings. No charge for excess cost was required during the first nine months of 2001. The Company purchased power sufficient to fulfill the 9701 calls for this summer, and no charges in excess of amounts provided in rates or previously recorded are anticipated for the remainder of 2001. The net cost of power to supply all 9701 option calls during 2001 is estimated at approximately $8.4 million. It is possible our estimate of future power supply costs could differ materially from actual results.
Both the 9701 arrangement and our forward purchase contracts are considered derivative instruments as defined by SFAS 133. On April 11, 2001, the VPSB issued an accounting order that allows the Company to defer recognition of any earnings or other comprehensive income effect relating to future periods caused by application of SFAS 133 and as a result, we do not anticipate SFAS 133 to cause earnings volatility. At September 30, 2001, the Company had a regulatory asset of approximately $14.4 million related to derivatives that the Company believes is probable of recovery. The regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.

OTHER  OPERATING  EXPENSES
      Other operating expenses increased $0.3 million or 8.9 percent in the third quarter of 2001 compared with the same period in 2000. The increase reflects higher outside service costs and increased benefit costs. Other operating expenses increased $0.8 million or 7.3 percent in the first nine months of 2001 compared with the same period in 2000 for the same reasons, offset in part by reduced regulatory commission expenses.

TRANSMISSION  EXPENSES
     Transmission expenses decreased by approximately $0.1 million or 2.4 percent for the three months ended September 30, 2001 compared with the same period in 2000 due to minor reductions in congestion charges. Transmission expenses decreased by approximately $0.2 million or 1.6 percent for the nine months ended September 30, 2001, compared with the same period in 2000 for the same reason. Congestion charges recorded in the first nine months of 2001 and 2000 reflect the lack of adequate transmission or generation capacity in certain locations within New England, and these charges are allocated to all ISO New England members. The Company is unable to predict the magnitude or duration of future congestion charge allocations, but amounts could be material.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses were essentially unchanged during the third quarter of 2001 compared with the same period in 2000.
     Depreciation and amortization expenses decreased $0.9 million or 7.3 percent during the first nine months of 2001 compared with the same period in 2000. The reduction is primarily due to decreased amortization of demand side management regulatory assets.

TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes increased $0.3 million or 15.6 percent in the third quarter of 2001 compared with the same period in 2000, primarily due to increases in property and gross revenue tax. Other taxes increased $0.4 million or 6.8 percent for the first nine months of 2001 compared with the same period in 2000 for the same reason.

INCOME  TAXES
     Income taxes increased $1.0 million in the third quarter of 2001 compared with the same period in 2000 due to an increase in pretax book income. Income taxes increased $5.5 million for the first nine months of 2001 compared with the same period in 2000 for the same reason.

OTHER  INCOME
     Other income increased $0.1 million or 10.9 percent for the three months ended September 30, 2001 compared with the same period in 2000. Other income decreased $0.3 million or 13.6 percent for the nine months ended September 30, 2001, compared with the same period in 2000 due primarily to a favorable settlement of a claim in the first quarter of 2000 and reductions in capitalized returns during construction in 2001.

INTEREST  CHARGES
     Interest charges decreased $49,000 or 2.9 percent in the third quarter of 2001 compared with the same period in 2000 primarily due to reductions in interest on long-term debt due to sinking fund redemption.
     Interest charges increased $0.2 million or 3.3 percent for the nine months ended September 30, 2001 compared with the same period in 2000 primarily due to increased costs associated with the short term credit arrangements discussed under "Liquidity and Capital Resources" offset in part by reductions in interest on long-term debt due to sinking fund redemption.

LIQUIDITY  AND  CAPITAL  RESOURCES
     In the nine months ended September 30, 2001, we spent $9.9 million principally for expansion and improvements of our transmission and distribution plant. We expect to spend an additional $5.9 million during the remainder of 2001.
     On June 20, 2001, we renewed a revolving credit agreement (the "Fleet Agreement") with Fleet National Bank ("Fleet"), joined by KeyBank National Association ("KeyBank"). The Fleet Agreement is for a period of 364 days, will expire on June 19, 2002, and is unsecured. No amounts were outstanding on the Fleet Agreement at September 30, 2001.
On September 20, 2000, we established a $15.0 million revolving credit agreement with KeyBank (the "KeyBank Agreement") which expired on September 19, 2001. Pursuant to a September 2000 one year power supply option agreement between the Company and Energy East Corporation ("EE"), EE made a payment of $15.0 million to the Company. In exchange, the Company gave EE an option to purchase energy from certain wholly owned production facilities, for a period not to exceed 15 years, if the funds were not returned to EE. The Company was required to invest the funds provided by EE in a certificate of deposit at KeyBank pledged by the Company to secure the repayment of loans made pursuant to the Keybank Agreement. The payment made by EE was returned to EE along with accrued interest on September 11, 2001.
The Company executed and delivered a $12.0 million two-year loan agreement with Fleet, joined by KeyBank. Funding of this facility was contingent upon VPSB approval. On July 27, 2001 the VPSB approved the financing arrangement and the loan was funded on August 24, 2001. The Company used this facility, along with proceeds from the maturing KeyBank certificate of deposit, to terminate the KeyBank Agreement, and repay the $15.0 million it received from EE pursuant to the power supply option agreement discussed above. At September 30, 2001, there was $12.0 million outstanding under the two-year loan agreement.
   The  credit  ratings  of  the  Company's  securities  are:
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

NUCLEAR  DECOMMISSIONING
     The staff of the SEC has questioned certain current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating units in financial statements. In response to these questions, the Financial Accounting Standards Board ("FASB") had agreed to review the accounting for closure and removal costs, including decommissioning. The FASB issued a new statement on accounting standards in August 2001 for "Obligations Associated with Disposal Activities", which provides guidance on accounting for nuclear plant decommissioning costs. The Company has not yet determined what impact, if any, the new accounting standard will have on its investment in VY.

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

     A sensitivity analysis has been prepared to estimate the exposure to the market price risk of our electricity commodity positions. Our daily net commodity position consists of purchased electric capacity. The table below presents market risk, estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices. Actual prices may differ materially from those assumed in developing the table.




                          At September 30, 2001
                               Fair value         Market risk
                         -----------------------  ------------
(in thousands)
Highest long position .  $               19,582   $     15,880
Highest short position.  $               35,775   $     13,785
Average position(short)  $              (16,192)  $      2,095

26




                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                SEPTEMBER 30,2001
                                -----------------
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  1.  Legal  Proceedings
See  Notes  3,  4  and  5  of  Notes  to  Consolidated  Financial    Statements

ITEM  2.  Changes  in  Securities
          NONE

ITEM  3.  Defaults  Upon  Senior  Securities
          NONE

ITEM  4.   NONE


ITEM  5.  Other  Information
          NONE

ITEM  6.  (B)  REPORTS  ON  FORM  8-K
               ----------------------

The following Form 8-K was filed by the Company on the topic and date indicated:

August 15, 2001 Form 8-K announced an agreement between Vermont Yankee Nuclear Power Corporation ("Vermont Yankee") and Entergy Corporation to sell Vermont Yankee's nuclear power plant to Entergy for approximately $180 million. The Company owns approximately 17.9% of the common stock of Vermont Yankee.


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


                                GREEN  MOUNTAIN  POWER  CORPORATION
                            ---------------------------------------
                                         (Registrant)

Date:  November  09,  2001        /s/Nancy  Rowden  Brock
                                  -----------------------
                             Nancy  Rowden  Brock,  Vice  President,
                             Chief  Financial  Officer,  Secretary,
                             and  Treasurer