Form 10-K
period 2001-12-31
GREEN MOUNTAIN POWER CORP
filed 2002-03-25
CIK 43704

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                    FORM 10-K

               _X_  Annual Report Pursuant to Section 13 or 15(d)
                -
                     of the Securities Exchange Act of 1934

             ___  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  __X__     No  _____
            -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_
              -

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 15, 2002, WAS APPROXIMATELY $102,348,759 BASED ON THE CLOSING PRICE OF $17.98 FOR THE COMMON STOCK ON THE NEW YORK STOCK EXCHANGE AS REPORTED BY THE WALL STREET JOURNAL.
     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON MARCH 15, 2002, WAS 5,692,367
                       DOCUMENTS INCORPORATED BY REFERENCE
     The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 16, 2002, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Form 10-K.




2

Green  Mountain  Power  Corporation
Form  10-K  for  the  fiscal  year  ended  December  31,  2001
Table  of  contents                              Page

Part  I,  Item  1,  Business                         3

Item  2,  Properties                              17

Item  3,  Legal  Proceedings                         19

Item  4,  Submission  of  Matters  To  a  Vote  of          19
     Security  Holders

Part  II,  Item  5,  Market  for  Registrant's  Common
     Equity  and  Related  Shareholder  Matters          19

Item  6,  Selected  Financial  Data                    21

Item  7,  Management's  Discussion  and  Analysis          22
     Of  Financial  Condition  and  Results
     Of  Operations

Item  8,  Index  to  Consolidated  Financial  Statements
     and  Notes          39

Item  9,  Changes  In  and  Disagreements  with  Accountants     74
     On  Accounting  and  Financial  Disclosure

Items  10  through  13,  Certain  Officer  information     74

Item  14,  Exhibits,  Financial  Statement  Schedules,     74
     And  Reports  on  Form  8-K





PART  I
     There are statements in this section that contain projections or estimates and that are considered to be "forward-looking" as defined by the Securities and Exchange Commission (the "SEC"). In these statements, you may find words such as believes, expects, plans, or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are discussed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD and A"), in the 2001 Annual Report to Shareholders ("Annual Report"), and in the accompanying Notes to Consolidated Financial Statements ("Notes"), all included herein.

ITEM  1.  BUSINESS
THE  COMPANY
     Green Mountain Power Corporation (the "Company" or "GMP") is a public utility operating company engaged in supplying electrical energy in the State of Vermont ("State" or "Vermont") in a territory with approximately one quarter of the State's population. We serve approximately 87,000 customers. The Company was incorporated under the laws of the State on April 7, 1893.

     Our sources of revenue for the year ended December 31, 2001 were as follows:
*     24.6%  from  residential  customers;
*     26.0%  from  small  commercial  and  industrial  customers;
*     18.2%  from  large  commercial  and  industrial  customers;
*     29.6%  from  sales  to  other  utilities;  and
*     1.6%  from  other  sources.
     See the Annual Report and M D and A for further information about revenues.

     During 2001, our energy resources for retail and wholesale sales of electricity, excluding sales made pursuant to the agreement with Morgan Stanley Capital Group, Inc. ("MS") discussed under MD and A-Power Contract Commitments, were obtained as follows:
* 37.4% from hydroelectric sources (2.4% Company-owned, 0.1% New York Power Authority ("NYPA"), 33.2% Hydro-Quebec and 1.7% small power producers);
* 30.8% from a nuclear generating source (the Vermont Yankee nuclear plant described below);
*     3.2%  from  wood;
*     2.0%  from  oil;
*     2.2%  from  natural  gas;  and
*     0.5%  from  wind.
     The remaining 23.9% was purchased on a short-term basis from other utilities through the Independent System Operator of New England ("ISO"), formerly the New England Power Pool ("NEPOOL").
     In 2001, we purchased 93.0% of our energy resources to satisfy our retail and wholesale sales of electricity (including energy purchased from Vermont Yankee Nuclear Power Corporation ("Vermont Yankee" or "VY") and under other long-term purchase arrangements). See Note K of Notes.
     A major source of the Company's power supply is our entitlement to a share of the power generated by the 531 megawatt (MW) Vermont Yankee nuclear generating plant owned and operated by VY. We have a 17.9% equity interest in Vermont Yankee. For information concerning Vermont Yankee, see Power Resources
-  Vermont  Yankee.
     The Company participates in NEPOOL, a regional bulk power transmission organization established to assure reliable and economical power supply in the Northeast. The ISO was created to manage the operations of NEPOOL in 1999. The ISO works as a clearinghouse for purchasers and sellers of electricity in the deregulated wholesale energy markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold. We must purchase additional electricity to meet customer demand during periods of high usage and to replace energy repurchased by Hydro-Quebec under an arrangement negotiated in 1997. Our costs to serve demand during such high usage periods such as warmer than normal temperatures in summer months and to replace such energy repurchases by Hydro-Quebec rose substantially after the market opened to competitive bidding on May 1, 1999. The cost of securing future power supplies has also risen in tandem with higher summer supply costs.
     The Company's principal service territory is an area roughly 25 miles in width extending 90 miles across north central Vermont between Lake Champlain on the west and the Connecticut River on the east. Included in this territory are the cities and towns of Montpelier, Barre, South Burlington, Vergennes, Williston, Shelburne, and Winooski, as well as the Village of Essex Junction and a number of smaller towns and communities. We also distribute electricity in four separate areas located in southern and southeastern Vermont that are interconnected with our principal service area through the transmission lines of Vermont Electric Power Company, Inc. ("VELCO") and others. Included in these areas are the communities of Vernon (where the Vermont Yankee plant is located), Bellows Falls, White River Junction, Wilder, Wilmington and Dover. The Company's right to distribute electrical service in its service territory is the utility's most important asset. We supply at wholesale a portion of the power requirements of several municipalities and cooperatives in Vermont. We are obligated to meet the changing electrical requirements of these wholesale customers, in contrast to our obligation to other wholesale customers, which is limited to specified amounts of capacity and energy established by contract.
     Major business activities in our service areas include computer assembly and components manufacturing (and other electronics manufacturing), software development, granite fabrication, service enterprises such as government, insurance, regional retail shopping, tourism (particularly fall and winter recreation), and dairy and general farming.

Operating statistics for the past five years are presented in the following table.


GREEN  MOUNTAIN  POWER  CORPORATION
                          Operating Statistics          For the years ended December 31,

                                                      2001         2000         1999         1998         1997
                                                   -----------  -----------  -----------  -----------  -----------
Total capability (MW) . . . . . . . . . . . . . .       408.0        411.1        393.2        396.9        416.9
Net system peak . . . . . . . . . . . . . . . . .       341.2        323.5        317.9        312.5        311.5
                                                   -----------  -----------  -----------  -----------  -----------
Reserve (MW). . . . . . . . . . . . . . . . . . .        66.8         87.6         75.3         84.4        105.4
                                                   ===========  ===========  ===========  ===========  ===========
Reserve % of peak . . . . . . . . . . . . . . . .        19.6%        27.1%        23.7%        27.0%        33.8%
Net Production (MWH**)
Hydro . . . . . . . . . . . . . . . . . . . . . .     951,146    1,053,223    1,095,738      972,723    1,073,246
Wind. . . . . . . . . . . . . . . . . . . . . . .      12,135       12,246        7,956            -            -
Nuclear . . . . . . . . . . . . . . . . . . . . .     736,420      803,303      731,431      607,708      772,030
Conventional steam. . . . . . . . . . . . . . . .   2,670,249    2,704,427    2,328,267      750,602      560,504
Internal combustion . . . . . . . . . . . . . . .      18,291       35,699       12,312       40,148        4,827
Combined cycle. . . . . . . . . . . . . . . . . .      72,653       73,433       99,962      118,322      104,836
                    Total production. . . . . . .   4,460,894    4,682,331    4,275,666    2,489,503    2,515,443
Less non-firm sales to other utilities. . . . . .   2,365,809    2,573,576    2,152,781      499,409      524,192
                                                   -----------  -----------  -----------  -----------  -----------
Production for firm sales . . . . . . . . . . . .   2,095,085    2,108,755    2,122,885    1,990,094    1,991,251
Less firm sales and  lease transmissions. . . . .   1,956,232    1,954,898    1,920,257    1,883,959    1,870,914
                                                   -----------  -----------  -----------  -----------  -----------
Losses and company use (MWH). . . . . . . . . . .     138,853      153,857      202,628      106,134      120,337
                                                   ===========  ===========  ===========  ===========  ===========
Losses as a % of total production . . . . . . . .        3.11%        3.29%        4.74%        4.26%        4.78%
System load factor (***). . . . . . . . . . . . .        70.1%        74.2%        76.2%        72.7%        73.0%
Net Production (% of Total)
Hydro . . . . . . . . . . . . . . . . . . . . . .        21.3%        22.5%        25.6%        39.1%        42.7%
Wind. . . . . . . . . . . . . . . . . . . . . . .         0.3%         0.3%         0.2%         0.0%         0.0%
Nuclear . . . . . . . . . . . . . . . . . . . . .        16.5%        17.1%        17.1%        24.4%        30.6%
Conventional steam. . . . . . . . . . . . . . . .        59.9%        57.8%        54.5%        30.2%        22.3%
Internal combustion . . . . . . . . . . . . . . .         0.4%         0.8%         0.3%         1.6%         0.2%
Combined cycle. . . . . . . . . . . . . . . . . .         1.6%         1.6%         2.3%         4.8%         4.2%
                                                   -----------  -----------  -----------  -----------  -----------
                  Total . . . . . . . . . . . . .       100.0%       100.0%       100.0%       100.0%       100.0%
                                                   ===========  ===========  ===========  ===========  ===========

Sales and Lease Transmissions(MWH)
Residential - GMPC. . . . . . . . . . . . . . . .     549,151      558,682      544,447      533,904      549,259
Commercial & industrial - small . . . . . . . . .     718,969      704,126      688,493      665,707      645,331
Commercial & industrial - large . . . . . . . . .     683,004      683,296      664,110      636,436      608,051
Other . . . . . . . . . . . . . . . . . . . . . .       2,030        6,713        3,138        3,476        3,939
                                                   -----------  -----------  -----------  -----------  -----------
Total retail sales and lease transmissions. . . .   1,953,154    1,952,817    1,900,188    1,839,522    1,806,581
Sales to Municipals & Cooperatives (Rate W) . . .       3,078        2,081       20,069       44,437       64,333
                                                   -----------  -----------  -----------  -----------  -----------
Total Requirements Sales. . . . . . . . . . . . .   1,956,232    1,954,898    1,920,257    1,883,959    1,870,914
Other Sales for Resale. . . . . . . . . . . . . .   2,365,809    2,573,576    2,152,781      499,409      524,192
                                                   -----------  -----------  -----------  -----------  -----------
Total sales and  lease transmissions(MWH) . . . .   4,322,041    4,528,474    4,073,038    2,383,368    2,395,106
                                                   ===========  ===========  ===========  ===========  ===========
Average Number of Electric Customers
Residential . . . . . . . . . . . . . . . . . . .      73,249       72,424       71,515       71,301       70,671
Commercial and industrial small . . . . . . . . .      12,984       12,746       12,438       12,170       11,989
Commercial and industrial large . . . . . . . . .          22           23           23           23           23
Other . . . . . . . . . . . . . . . . . . . . . .          65           65           66           70           75
                                                   -----------  -----------  -----------  -----------  -----------
             Total. . . . . . . . . . . . . . . .      86,320       85,258       84,042       83,564       82,758
                                                   ===========  ===========  ===========  ===========  ===========
Average Revenue Per KWH (Cents)
Residential including lease revenues. . . . . . .       13.33        12.50        12.32        11.56        11.18
Commercial & industrial - small . . . . . . . . .       10.83        10.00         9.88         9.29         9.10
Commercial & industrial - large . . . . . . . . .        7.69         6.51         6.55         6.32         6.22
Total retail including lease. . . . . . . . . . .       10.44         9.52         9.47         8.96         8.79
                                                   ===========  ===========  ===========  ===========  ===========
Average Use and Revenue Per Residential Customer
KWh's including lease transmissions . . . . . . .       7,497        7,717        7,617        7,488        7,772
Revenues including lease revenues . . . . . . . .  $      999   $      965   $      938   $      865   $      869


 (*)  MW  -  Megawatt  is  one  thousand  kilowatts.
(**)  MWH  -  Megawatt  hour  is  one  thousand  kilowatt  hours.
(***) Load factor is based on net system peak and firm MWH production less off-system losses.



STATE  AND  FEDERAL  REGULATION
     General. The Company is subject to the regulatory authority of the Vermont Public Service Board ("VPSB"), which extends to retail rates, services and facilities, securities issues and various other matters. The separate Vermont Department of Public Service (the "Department"), created by statute in 1981, is responsible for development of energy supply plans for the State of Vermont, purchases of power as an agent for the State and other general regulatory matters. The VPSB principally conducts quasi-judicial proceedings, such as rate setting. The Department, through a Director for Public Advocacy, is entitled to participate as a litigant in such proceedings and regularly does so.
     Our rate tariffs are uniform throughout our service area. We have entered into a number of jobs incentive agreements, providing for reduced capacity charges to large customers applicable only to new load. We have an economic development agreement with International Business Machines Corporation ("IBM") that provides for contractually established charges, rather than tariff rates, for incremental loads. See Item 7. MD and A - Results of Operations - Operating Revenues and MWh Sales.
     Our wholesale rate on sales to two wholesale customers is regulated by the Federal Energy Regulatory Commission ("FERC"). Revenues from sales to these customers were less than 1.0% of operating revenues for 2001.
     We provide transmission service to twelve customers within the State under rates regulated by the FERC; revenues for such services amounted to less than 1.0% of the Company's operating revenues for 2001.
     On April 24, 1996, the FERC issued Orders 888 and 889 which, among other things, required the filing of open access transmission tariffs by electric utilities, and the functional separation by utilities of their transmission operations from power marketing operations. Order 888 also supports the full recovery of legitimate and verifiable wholesale power costs previously incurred under federal or state regulation.
     On July 17, 1997, the FERC approved our Open Access Transmission Tariff, and on August 30, 1997 we filed our compliance refund report. In accordance with Order 889, we have also functionally separated our transmission operations and filed with the FERC a code of conduct for our transmission operations. We do not anticipate any material adverse effects or loss of wholesale customers due to the FERC orders mentioned above. The Open Access tariff could reduce the amount of capacity available to the Company from such facilities in the future. See Item 7. MD and A - Transmission Expenses.
     The  Company  has  equity  interests  in  Vermont Yankee, VELCO and Vermont
Electric Transmission Company, Inc. ("VETCO"), a wholly owned subsidiary of VELCO. We have filed an exemption statement under Section 3(a)(2) of the Public Utility Holding Company Act of 1935, thereby securing exemption from the provisions of such Act, except for Section 9(a)(2), which prohibits the acquisition of securities of certain other utility companies without approval of the SEC. The SEC has the power to institute proceedings to terminate such exemption for cause.

     Licensing. Pursuant to the Federal Power Act, the FERC has granted licenses for the following hydro-electric projects owned by the Company:



                 Issue Date                 Licensed Period
               ---------------  ----------------------------------------
Project Site:
Bolton. . . .  February 5,1982  February 5,1982 - February 4, 2022
Essex . . . .  March 30, 1995   March 1, 1995 - March 1, 2025
Vergennes . .  June 29, 1999    June 1, 1999 - May 31, 2029
Waterbury . .  July 20, 1954    expired August 31, 2001, renewal pending




Major project licenses provide that after an initial twenty-year period, a portion of the earnings of such project in excess of a specified rate of return is to be set aside in appropriated retained earnings in compliance with FERC Order #5, issued in 1978. Although the twenty-year periods expired in 1985, 1969 and 1971 in the cases of the Essex, Vergennes and Waterbury projects, respectively, the amounts appropriated are not material.
     The relicensing application for Waterbury was filed in August 1999. The Waterbury reservoir was drained in 2001 to prepare for repairs to the dam by the State, presently estimated for completion in 2004. Once repairs are complete, the Company expects the project to be relicensed for a 30 year term and does not have any competition for the Waterbury license.
     Department of Public Service Twenty-Year Electric Plan. In December 1994, the Department adopted an update of its twenty-year electrical power-supply plan (the "Plan") for the State. The Plan includes an overview of statewide growth and development as they relate to future requirements for electrical energy; an assessment of available energy resources; and estimates of future electrical energy demand.
     In  June  1996,  we  filed  with  the VPSB and the Department an integrated resource plan pursuant to Vermont Statute 30 V.S.A. 218c. That filing is still pending before the VPSB.

RECENT  RATE  DEVELOPMENTS
     The Company reached a final settlement agreement with the Department in its 1998 rate case during November 2000. The final settlement agreement contained the following provisions:

* The Company received a rate increase of 3.42 percent above existing rates, beginning with bills rendered January 23, 2001, and prior temporary rate increases became permanent;
* Rates were set at levels that recover the Company's Hydro-Quebec VJO contract costs, effectively ending the regulatory disallowances experienced by the Company from 1998 through 2000;
* The Company agreed not to seek any further increase in electric rates prior to April 2002 (effective in bills rendered January 2003) unless certain substantially adverse conditions arise, including a provision allowing a request for additional rate relief if power supply costs increase in excess of $3.75 million over forecasted levels;
* The Company agreed to write off in 2000 approximately $3.2 million in unrecovered rate case litigation costs, and to freeze its dividend rate until it successfully replaces short-term credit facilities with long-term debt or equity financing;
* Seasonal rates were eliminated in April 2001, which generated approximately $8.5 million in additional cash flow in 2001 that can be utilized to offset increased costs during 2002 and 2003;
* The Company agreed to consult extensively with the Department regarding capital spending commitments for upgrading our electric distribution system and to adopt customer care and reliability performance standards, in a first step toward possible development of performance-based rate-making;
* The Company agreed to withdraw its Vermont Supreme Court appeal of the VPSB's Order in the 1997 rate case; and
* The Company agreed to an earnings limitation for its electric operations in an amount equal to its allowed rate of return of 11.25 percent, with amounts earned over the limit being used to write off regulatory assets.

     The Company earned approximately $30,000 in excess of its allowed rate of return during 2001 before writing off regulatory assets in the same amount.

     On January 23, 2001, the VPSB approved the Company's settlement (the "Settlement Order") with the Department, with two additional conditions:
* The Company and customers shall share equally any premium above book value realized by the Company in any future merger, acquisition or asset sale, subject to an $8.0 million limit on the customers' share; and
* The Company's further investment in non-utility operations is restricted. For further information regarding recent rate developments, see Item 7. MD and  A  -  Rates,  Liquidity  and  Capital  Resources,  and  Note  I  of  Notes.

SINGLE  CUSTOMER  DEPENDENCE
     The Company had one major retail customer, IBM, metered at two locations that accounted for 13.5 percent, 11.2 percent, and 11.8 percent of total operating revenues, and 19.2 percent, 16.5 percent and 16.2 percent of the Company's retail operating revenues in 2001, 2000 and 1999, respectively. IBM's percent of total revenues and MWH sales in 2001 increased due to a rate increase and a decrease in total operating revenues as a result of decreased sales for resale pursuant to the MS agreement, which is discussed in greater detail in
Item 7 of the MD and A-Power Contract Commitments. No other retail customer accounted for more than 1.0% of our revenue during the past three years. Under the present regulatory system, the loss of IBM as a customer could have a material adverse effect on the Company and would require the Company to seek rate relief to recover the revenues previously paid by IBM from other customers in an amount sufficient to offset the fixed costs that IBM had been covering through its payments. See Note A of the Notes.

COMPETITION  AND  RESTRUCTURING
     Electric utilities historically have had exclusive franchises for the retail sale of electricity in specified service territories. Legislative authority has existed since 1941 that would permit Vermont cities, towns and villages to own and operate public utilities. Since that time, no municipality served by the Company has established a municipal public utility.
     During 2001, the Town of Rockingham ("Rockingham"), Vermont initiated inquiries and legal procedures to establish its own electric utility, seeking to purchase an existing hydro-generation facility from a third party, and the associated distribution plant owned by the Company within the town. In March 2002, voters in Rockingham approved an article authorizing Rockingham to create a municipal utility by acting to acquire a municipal plant which would include the Bellows Falls Hydroelectric facility and the electric distribution systems of the Company and/or Central Vermont Public Service Corporation. The Company receives annual revenues of approximately $4.0 million from its customers in Rockingham. Should Rockingham create a municipal system, the Company would vigorously pursue its right to receive just compensation from Rockingham. Such compensation would include full reimbursement for Company assets, if acquired, and full reimbursement of any other costs associated with the loss of customers in Rockingham, to assure that our remaining customers do not subsidize a Rockingham municipal utility.
     In 1987, the Vermont General Assembly enacted legislation that authorized the Department to sell electricity on a significantly expanded basis. Before the new law was passed, the Department's authority to make retail sales had been limited to residential and farm customers and the Department could sell only power that it had purchased from the Niagara and St. Lawrence projects operated by the New York Power Authority.
     Under the 1987 law, the Department can sell electricity purchased from any source at retail to all customer classes throughout the State, but only if it convinces the VPSB and other State officials that the public good will be served by such sales. Since 1987, the Department has made limited additional retail sales of electricity. The Department retains its traditional responsibilities of public advocacy before the VPSB and electricity planning on a statewide basis.
     In certain states across the country, including the New England states, legislation has been enacted to allow retail customers to choose their electricity suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems. Increased competitive pressure in the electric utility industry may restrict the Company's ability to charge energy prices sufficient to recover embedded costs, such as the cost of purchased power obligations or of generation facilities owned by the Company. The amount by which such costs might exceed market prices is commonly referred to as stranded costs.
     Regulatory and legislative authorities at the federal level and in some states, including Vermont where legislation has not been enacted, are considering how to facilitate competition for electricity sales. For further information regarding Competition and Restructuring, See Item 7. MD and A - Future Outlook.

CONSTRUCTION  AND  CAPITAL  REQUIREMENTS
     Our capital expenditures for 1999 through 2001 and projected for 2002 are set forth in Item 7. MD and A - Liquidity and Capital Resources-Construction. Construction projections are subject to continuing review and may be revised from time-to-time in accordance with changes in the Company's financial condition, load forecasts, the availability and cost of labor and materials, licensing and other regulatory requirements, changing environmental standards and other relevant factors.
     For the period 1999-2001, internally generated funds, after payment of dividends, provided approximately 82 percent of total capital requirements for construction, sinking fund obligations and other requirements. Internally generated funds provided 100 percent of such requirements for 2001. We anticipate that for 2002, internally generated funds will provide approximately 90 percent of total capital requirements for regulated operations, the remainder to be derived from bank loans.
     In connection with the foregoing, see Item 7. MD and A - Liquidity and Capital Resources.


POWER  RESOURCES
     On February 11, 1999, the Company entered into a contract with Morgan Stanley Capital Group, Inc. (MS). In January 2001, the MS contract was modified and extended to December 31, 2003. The contract provides us a means of managing price risks associated with changing fossil fuel prices. For additional information on the MS contract, see Note K of Notes.


     The Company generated, purchased or transmitted 2,393,194 MWh of energy for retail and requirements wholesale customers for the twelve months ended December 31, 2001. The corresponding maximum one-hour integrated demand during that period was 341.2 MW on August 9, 2001. This compares to the previous all-time peak of 323.5 MW on January 17, 2000. The following table shows the net generated and purchased energy, the source of such energy for the twelve-month period and the capacity in the month of the period system peak. See Note K of Notes.


Net  Electricity  Generated  and  Purchased  and  Capacity  at  Peak
                          Generated and Purchased          Capacity

                                           During year                 At time of
                                         Ended 12/31/2001            of annual peak
                                         MWH         percent         KW        percent
                                   ----------------  --------  --------------  --------
Wholly-owned plants:
Hydro . . . . . . . . . . . . . .            59,050      2.4%          32,410      8.4%
Diesel and Gas Turbine. . . . . .            18,291      0.8%          54,578     14.1%
Wind. . . . . . . . . . . . . . .            12,135      0.5%             480      0.1%
Jointly-owned plants:
Wyman #4. . . . . . . . . . . . .             6,960      0.3%           7,013      1.8%
Stony Brook I . . . . . . . . . .            49,822      2.1%          24,561      6.3%
McNeil. . . . . . . . . . . . . .            21,133      0.9%           6,443      1.7%
Owned in association with Others:
Vermont Yankee Nuclear. . . . . .           736,420     30.8%          89,370     23.1%
Long Term Purchases:
Hydro-Quebec. . . . . . . . . . .           793,800     33.2%         114,200     29.5%
Stony Brook I . . . . . . . . . .            22,831      1.0%          12,060      3.1%
Other:
NYPA. . . . . . . . . . . . . . .             1,609      0.1%             300      0.1%
Small Power Producers . . . . . .            98,296      4.0%          20,388      5.3%
Short-term purchases. . . . . . .           572,847     23.9%          25,700      6.6%
                                   ----------------  --------  --------------  --------
Total . . . . . . . . . . . . . .         2,393,194                   387,503
Less system sales energy. . . . .                 -                         -
                                   ----------------            --------------
Net Own Load. . . . . . . . . . .         2,393,194   100.00%         387,503   100.00%
                                   ================  ========  ==============  ========

Vermont  Yankee.

     On August 15, 2001, VY agreed to sell its nuclear power plant to Entergy Corporation for approximately $180 million. The FERC approved the Entergy purchase on January 30, 2002. The sale is subject to approval of the VPSB, the U.S. Nuclear Regulatory Commission and other regulatory bodies. A related agreement calls for Entergy to provide the current output level of the plant to VY's present sponsors, including GMP, at average annual prices ranging from $39 to $45 per megawatt hour through 2012, subject to a "low market adjuster" effective November, 2005, that protects the Company and other sponsors in the event that market prices for power drop significantly. No additional decommission liability funding or any other financing by VY is anticipated to complete the transaction. The sale, if completed, will lower projected costs over the remaining ten-year license period for VY. The Company would continue to own its equity interest in VY, whose primary role would consist of administering the power supply contracts between Entergy and VY's present sponsors. On March 4, 2002, the Department announced its endorsement of the proposed sale of the Vermont Yankee nuclear plant to Entergy Corporation. A Memorandum of Understanding was filed on March 4, 2002 with the VPSB by Entergy, Vermont Yankee, certain owners of Vermont Yankee, and the Department.
     The Company and Central Vermont Public Service Corporation acted as lead sponsors in the construction of the Vermont Yankee Nuclear Plant, a boiling-water reactor designed by General Electric Company. The plant, which became operational in 1972, has a generating capacity of 531 MW. Vermont Yankee has entered into power contracts with its sponsor utilities, including the Company, that expire at the end of the life of the unit. Pursuant to our power contract, we are required to pay 20% of Vermont Yankee's operating expenses (including depreciation and taxes), fuel costs (including charges in respect of estimated costs of disposal of spent nuclear fuel), decommissioning expenses, interest expense and return on common equity, whether or not the Vermont Yankee plant is operating. In 1969, we sold to other Vermont utilities a share of our entitlement to the output of Vermont Yankee. Accordingly, those utilities have an obligation to pay us 2.338% of Vermont Yankee's operating expenses, fuel costs, decommissioning expenses, interest expense and return on common equity, whether or not the Vermont Yankee plant is operating.
     Vermont Yankee has also entered into capital funds agreements with its sponsor utilities that expire on December 31, 2002. Under our Capital Funds Agreement, we are required, subject to obtaining necessary regulatory approvals, to provide 20% of the capital requirements of Vermont Yankee not obtained from outside sources.
     In December 1996, August 1997 and July 1998, decisions were made to retire three New England nuclear units, Connecticut Yankee, Maine Yankee and Millstone 1 effective immediately, with several years remaining on each license. The NRC's most recently issued Annual Performance Review and Inspection Plan assessment for Vermont Yankee, which showed all inspection findings being classified as having a very low safety significance, are for the period April 1, 2000 to March 31, 2001.
     During periods when Vermont Yankee power is unavailable, we occasionally incur replacement power costs in excess of those costs that we would have incurred for power purchased from Vermont Yankee. Replacement power is available to us from the ISO and through contractual arrangements with other utilities. Replacement power costs adversely affect cash flow and, absent deferral, amortization and recovery through rates, would adversely affect reported earnings. Routinely, in the case of scheduled outages for refueling, the VPSB has permitted the Company to defer, amortize and recover these excess replacement power costs for financial reporting and rate making purposes over the period until the next scheduled outage. Vermont Yankee has adopted an 18-month refueling schedule. The 2002 refueling outage is tentatively scheduled to begin October 2002, though it may occur earlier. In the case of unscheduled outages of significant duration resulting in substantial unanticipated costs for replacement power, the VPSB generally has authorized deferral, amortization and recovery of such costs.
     Vermont Yankee's current estimate of costs to decommission the plant, using the 1993 FERC approved 5.4 percent escalation rate through 2000, and 4.25% thereafter, is approximately $471 million, of which $297 million has been funded. At December 31, 2001, our portion of the net non-funded liability was $31 million, which we expect will be recovered through rates over Vermont Yankee's remaining operating life. Vermont Yankee's current operating license expires March 2012.
     During the year ended December 31, 2001, we used 736,420 MWh of Vermont Yankee energy representing 30.8% of the net electricity generated and purchased ("net power supply") by the Company. The average cost of Vermont Yankee electricity in 2001 was $0.043 per KWh. Vermont Yankee's annual capacity factor for 2001 was 91.2% compared with 99.2% for 2000, 90.9% in 1999, and 73.6% in
1998. The 2001 capacity factor is the best ever for Vermont Yankee in a year that included a refueling outage.
     See  Note  B  of  Notes  for  additional  information.

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

     Phase II. Agreements executed in 1985 among the Company, VELCO, other NEPOOL members and Hydro-Quebec provided for the construction of the second phase ("Phase II") of the interconnection between the New England Electric System and that of Hydro-Quebec. Phase II expanded the Phase I facilities from 690 MW to 2,000 MW, and provides for transmission of Hydro-Quebec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. Construction of Phase II commenced in 1988 and was completed in late 1990. The Phase II facilities commenced commercial operation November 1, 1990, initially at a rating of 1,200 MW, and increased to a transfer capability of 2,000 MW in July 1991. The Hydro-Quebec-NEPOOL Firm Energy Contract provides for the import of economical Hydro-Quebec energy into New England. The Company is entitled to 3.2% of the Phase II power-supply benefits. Total construction costs for Phase II were approximately $487,000,000. The New England participants, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. As a supporting participant, the Company must make support payments under 30-year agreements. These support agreements meet the capital lease accounting requirements under SFAS 13. At December 31, 2001, the present value of the Company's obligation was approximately $5,959,000. The Company's projected future minimum payments under the Phase II support agreements are approximately $426,000 for each of the years 2002-2006 and an aggregate of $3,831,000 for the years 2007-2015.
     The Phase II portion of the project is owned by New England Hydro-Transmission Electric Company, Inc. and New England Hydro-Transmission Corporation, subsidiaries of New England Electric System, in which certain of the Phase II participating utilities, including the Company, own equity interests. The Company owns approximately 3.2% of the equity of the corporations owning the Phase II facilities. During construction of the Phase II project, the Company, as an equity sponsor, was required to provide equity capital. At December 31, 2001, the capital structure of such corporations was approximately 42% common equity and 58% long-term debt. See Notes B and J of Notes.
     At times, we request that portions of our power deliveries from Hydro-Quebec and other sources be routed through New York. Our ability to do so could be adversely affected by the proposed tariff that NEPOOL has filed with the FERC, which would reduce our allocation of capacity on transmission interfaces with New York. As a result, our ability to import power to Vermont from outside New England could be adversely affected, thereby impacting our power costs in the future. See Item 7. MD and A - Transmission Expenses.

     Hydro-Quebec Power Supply Contracts. We have several purchase power contracts with Hydro-Quebec. The bulk of our purchases are comprised of two schedules, B and C3, pursuant to a Firm Contract dated December 1987. Under these two schedules, we purchase 114.2 MW. Under an arrangement negotiated in January 1996 ("9601"), we received payments from Hydro-Quebec of $3,000,000 in 1996 and $1,100,000 in 1997. In accordance with such arrangement, we agreed to shift certain transmission requirements, purchase certain quantities of power and make certain minimum payments for periods in which power is not purchased. In addition, in November 1996, we entered into a Memorandum of Understanding with Hydro-Quebec under which Hydro-Quebec paid $8,000,000 to the Company in exchange for certain power purchase options. The exercise of these options in 2001 resulted in an increase of approximately $7.6 million of power supply expenses to meet contractual obligations under the Company's December 1997 sell-back arrangement with Hydro-Quebec. See Item 7. MD and A - Power Supply Expenses, and Note K of Notes.
     During 2001, we used 434,012 MWh under Schedule B, 297,543 MWh under Schedule C3, and 62,245 MWh under the Hydro-Quebec arrangements representing 33.2% of our net power supply. The average cost of Hydro-Quebec electricity in 2001 was approximately $0.063 per KWh.

     Stony Brook I. The Massachusetts Municipal Wholesale Electric Company ("MMWEC") is principal owner and operator of Stony Brook, a 352.0-MW combined-cycle intermediate generating station located in Ludlow, Massachusetts, which commenced commercial operation in November 1981. We entered into a Joint Ownership Agreement with MMWEC dated as of October 1, 1977, whereby we acquired an 8.8% ownership share of the plant, entitling us to 31.0 MW of capacity. In addition to this entitlement, we have contracted for 14.2 MW of capacity for the life of the Stony Brook I plant, for which we will pay a proportionate share of MMWEC's share of the plant's fixed costs and variable operating expenses. The three units that comprise Stony Brook I are all capable of burning oil. Two of the units are also capable of burning natural gas. The natural gas system at the plant was modified in 1985 to allow two units to operate simultaneously on natural gas.
     During 2001, we used 72,653 MWh from this plant representing 3.1% of our net power supply at an average cost of $0.068 per KWh. See Note I and K of Notes.

     Wyman Unit #4. The W. F. Wyman Unit #4, which is located in Yarmouth, Maine, is an oil-fired steam plant with a capacity of 620 MW. Central Maine
Power Company sponsored the construction of this plant. We have a joint-ownership share of 1.1% (7.1 MW) in the Wyman #4 unit, which began commercial operation in December 1978.
     During 2001, we used 6,960 MWh from this unit representing 0.3% of our net power supply at an average cost of $0.064 per kWh, based only on operation, maintenance, and fuel costs incurred during 2001. See Note I of Notes.

     McNeil Station. The J.C. McNeil station, which is located in Burlington, Vermont, is a wood chip and gas-fired steam plant with a capacity of 53.0 MW.
We have an 11.0% or 5.8 MW interest in the J. C. McNeil plant, which began operation in June 1984. In 1989, the plant added the capability to burn natural gas on an as-available/interruptible service basis.
     During 2001, we used 21,133 MWh from this unit representing 0.9% of our net power supply at an average cost of $0.051 per kWh, based only on operation, maintenance, and fuel costs incurred during 2001. See Note I of Notes.

     Independent Power Producers. The VPSB has adopted rules that implement for Vermont the purchase requirements established by federal law in the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under the rules, qualifying facilities have the option to sell their output to a central state-purchasing agent under a variety of long- and short-term, firm and non-firm pricing schedules. Each of these schedules is based upon the projected Vermont composite system's power costs that would be required but for the purchases from independent producers. The State purchasing agent assigns the energy so purchased, and the costs of purchase, to each Vermont retail electric utility based upon its pro rata share of total Vermont retail energy sales. Utilities may also contract directly with producers. The rules provide that all reasonable costs incurred by a utility under the rules will be included in the utilities' revenue requirements for ratemaking purposes.
     Currently, the State purchasing agent, Vermont Electric Power Producers, Inc. ("VEPPI"), is authorized to seek 150 MW of power from qualifying facilities under PURPA, of which our average pro rata share in 2001 was approximately 33.5% or 50.2 MW.
     The rated capacity of the qualifying facilities currently selling power to VEPPI is approximately 74.5 MW. These facilities were all online by the spring of 1993, and no other projects are under development. We do not expect any new projects to come online in the foreseeable future because the excess capacity in the region has eliminated the need for and value of additional qualifying facilities.
     In 2001, through our direct contracts and VEPPI, we purchased 98,296 MWh of qualifying facilities production representing 4.0% of our net power supply at an average cost of $0.117 per KWh.

     Short Term Opportunity Purchases and Sales. We have arrangements with numerous utilities and power marketers actively trading power in New England and New York under which we may make purchases or sales of power on short notice and generally for brief periods of time when it appears economic to do so. Opportunity purchases are arranged when it is possible to purchase power for less than it would cost us to generate the power with our own sources. Purchases also help us save on replacement power costs during an outage of one of our base load sources. Opportunity sales are arranged when we have surplus energy available at a price that is economic to other regional utilities at any given time. The sales are arranged based on forecasted costs of supplying the incremental power necessary to serve the sale. Prices are set so as to recover all of the forecasted fuel or production costs and to recover some, if not all, associated capacity costs.
     During 2001, we purchased 334,452 MWh pursuant to short term opportunity purchases, representing 23.9% of our net power supply at an average cost of $0.052 per kWh.

     Company Hydroelectric Power. The Company wholly owns and operates eight hydroelectric generating facilities located on river systems within its service area, the largest of which has a generating output of 7.8 MW.
     In 2001, Company owned hydroelectric plants provided 59,050 MWh of energy, representing 2.4% of our net power supply at an average cost of $0.053 per kWh based on total embedded costs and maintenance. Low river levels due to drought and drainage of the Waterbury site reservoir in 2001 limited hydropower production. See State and Federal Regulation - Licensing.

     VELCO. The Company and six other Vermont electric distribution utilities own VELCO. Since commencing operation in 1958, VELCO has transmitted power for its owners in Vermont, including power from NYPA and other power contracted for by Vermont utilities. VELCO also purchases bulk power for resale at cost to its owners, and as a member of NEPOOL, represents all Vermont electric utilities in pool arrangements and transactions. See Note B of Notes.

     Fuel. During 2001, our retail and requirements wholesale sales were provided by the following fuel sources:
* 37.4% from hydroelectric sources (2.4% Company-owned, 0.1% NYPA, 33.2% Hydro-Quebec and 1.7% small power producers);
* 30.8% from a nuclear generating source (the Vermont Yankee nuclear plant described below);
*     3.2%  from  wood;
*     2.0%  from  oil;
*     2.2%  from  natural  gas;
*     0.5%  from  wind  power  producers;  and
*     23.9%  purchased  on  a  short-term basis from other utilities through the
ISO.
     Vermont Yankee has several requirement-based contracts for the four components (uranium, conversion, enrichment and fabrication) used to produce nuclear fuel. These contracts are utilized only if the need or requirement for fuel arises. Under these contracts, any disruption of operating activity would allow VY to cancel or postpone deliveries until actually required. The contracts extend through various time periods and contain clauses to allow VY the option to extend the agreements. Negotiation of new contracts and renegotiations of existing contracts routinely occur, often focusing on one of the four components at a time. The 2001 reload cost approximately $20.2 million. Future reload costs will depend on market and contract prices.
     On January 20, 1997, Vermont Yankee entered into an agreement with a former uranium supplier whereby the supplier could opt to terminate a production purchase agreement dated August 4, 1978. Although there had been no transactions under the production purchase agreement for several years, Vermont Yankee maintained certain financial rights. In consideration for the option to terminate the production purchase agreement and the subsequent exercise of the option, Vermont Yankee received $600,000 in 1997, which was recorded as an offset to nuclear fuel expense. The potential future payments over a ten-year period range from zero to $2.4 million. No payments were received in 2001 or 2000 under this agreement. Due to the uncertainty of this transaction, any benefits received will be recorded on a cash basis.
     Vermont Yankee has a contract with the United States Department of Energy ("DOE") for the permanent disposal of spent nuclear fuel. Under the terms of this contract, in exchange for the one-time fee discussed below and a quarterly fee of 1 mil per kWh of electricity generated and sold, the DOE agrees to provide disposal services when a facility for spent nuclear fuel and other high-level radioactive waste is available, which is required by contract to be prior to January 31, 1998. The actual date for these disposal services is expected to be delayed many years. DOE currently estimates that a permanent disposal facility will not begin operation before 2010. A DOE temporary disposal site may be provided in a few years, but no decision has been made to proceed on providing a temporary disposal site at this time.
     The DOE contract obligates Vermont Yankee to pay a one-time fee of approximately $39.3 million for disposal costs for all spent fuel discharged through April 7, 1983. Although such amount has been collected from the Vermont Yankee participants, Vermont Yankee has elected to defer payment of the fee to the DOE as permitted by the DOE contract. The fee must be paid no later than the first delivery of spent nuclear fuel to the DOE. Interest accrues on the unpaid obligation based on the thirteen-week Treasury Bill rate and is compounded quarterly. Through 2001 Vermont Yankee accumulated approximately $115.0 million in an irrevocable trust to be used exclusively for settling this obligation at some future date, provided the DOE complies with the terms of the aforementioned contract.
     We do not maintain long-term contracts for the supply of oil for our wholly owned oil-fired peak generating stations (80 MW). We did not experience difficulty in obtaining oil for our own units during 2001, and, while no assurance can be given, we do not anticipate any such difficulty during 2002. None of the utilities from which we expect to purchase oil- or gas-fired capacity in 2002 has advised us of grounds for doubt about maintenance of secure sources of oil and gas during the year.
     Wood for the McNeil plant is furnished to the Burlington Electric Department from a variety of sources under short-term contracts ranging from several weeks' to six months' duration. The McNeil plant used 254,510 tons of wood chips and mill residue, 461,490 gallons of fuel oil, and 116,586 million cubic feet of natural gas in 2001. The McNeil plant, assuming any needed regulatory approvals are obtained, is forecasting year 2002 consumption of wood chips to be 300,000 tons, fuel oil of 100,000 gallons and natural gas consumption of 36,000 million cubic feet.
     The Stony Brook combined-cycle generating station is capable of burning either natural gas or oil in two of its turbines. Natural gas is supplied to the plant subject to its availability. During periods of extremely cold weather, the supplier reserves the right to discontinue deliveries to the plant in order to satisfy the demand of its residential customers. We assume, for planning and budgeting purposes, that the plant will be supplied with gas during the months of April through November, and that it will run solely on oil during the months of December through March. The plant maintains an oil supply sufficient to meet approximately one-half of its annual needs.
     Wind Project. The Company was selected by the DOE and the Electric Power Research Institute ("EPRI") to build a commercial scale wind-powered facility. The DOE and EPRI provided partial funding for the wind project of approximately $3.9 million. The net cost to the Company of the project, located in the southern Vermont town of Searsburg, was $7.8 million. The eleven wind turbines have a rating of 6 MW and were commissioned July 1, 1997.
     In 2001, the plant provided 12,135 MWh, representing 0.5% of the Company's net power supply at an average cost of $0.07 per kWh.




SEGMENT  INFORMATION
     Financial information about the Company's primary industry segment, the electric utility, is presented in Item 6, Selected Financial Data, and in the Annual Report and Notes included herein.
     The Company has partially sold or disposed of most of the operations and assets of Northern Water Resources, Inc. ("NWR"), formerly known as Mountain Energy, Inc., classified as discontinued operations in 1999. Industry segment information relating to the Company's discontinued operations is presented in Note L of the Notes.

SEASONAL  NATURE  OF  BUSINESS
      Winter recreational activities, longer hours of darkness and heating loads from cold weather usually cause our average peak electric sales to occur in December, January or February. Summer air conditioning loads have increased in recent years as a result of steady economic growth in our service territory. Our heaviest load in 2001, 341.2 MW, occurred on August 9, 2001.
     Under NEPOOL market rules implemented in May 1999, the cost basis that had supported the Company's previous seasonally differentiated rate design was eliminated, making a seasonal rate structure no longer appropriate. The elimination of the seasonal rate structure in all classes of service effective April 2001 was approved by the VPSB in January 2001.

EMPLOYEES
     As of December 31, 2001, the Company had 193 employees, exclusive of temporary employees. The Company considers its relations with employees to be excellent.

ENERGY  EFFICIENCY
     In 2001, GMP did not offer its own energy efficiency programs. Energy efficiency services were provided to GMP's customers by a statewide Energy Efficiency Utility ("EEU") known as "Efficiency Vermont", created by the VPSB in 1999. The EEU is funded by a separate energy efficiency charge that appears as a line item on each customer bill. In 2001, the charge was 1.798 percent of each customer's total electric bill. Some charges, such as late fees and outdoor lighting, are excluded. The funds we collect are remitted to a fiscal agent representing the State of Vermont. Since 1992, the Company's efficiency programs have achieved a cumulative annual saving of 89,000 megawatthours, saving approximately $7.9 million per year for our customers. In 2001, the Company spent approximately $80,000 on management of energy efficiency programs existing prior to the creation of the EEU.

RATE  DESIGN
     The Company seeks to design rates to encourage the shifting of electrical use from peak hours to off-peak hours. Since 1976, we have offered optional time-of-use rates for residential and commercial customers. Currently, approximately 1,882 of the Company's residential customers continue to be billed on the original 1976 time-of-use rate basis. In 1987, the Company received regulatory approval for a rate design that permitted it to charge prices for electric service that reflected as accurately as possible the cost burden imposed by each customer class. The Company's rate design objectives are to provide a stable pricing structure and to accurately reflect the cost of providing electric services. This rate structure helps to achieve these goals. Since inefficient use of electricity increases its cost, customers who are charged prices that reflect the cost of providing electrical service have real incentives to follow the most efficient usage patterns. Included in the VPSB's order approving this rate design was a requirement that the Company's largest customers be charged time-of-use rates on a phased-in basis by 1994. At
December 31, 2001, approximately 1,495 of the Company's largest customers, comprising 53% of retail revenues, continue to receive service on mandatory time-of-use rates.
     In May 1994, the Company filed its current rate design with the VPSB. The parties, including the Department, IBM and a low-income advocacy group, entered into a settlement that was approved by the VPSB on December 2, 1994. Under the settlement, the revenue allocation to each rate class was adjusted to reflect class-by-class cost changes since 1987, the differential between the winter and summer rates was reduced, the customer charge was increased for most classes, and usage charges were adjusted to be closer to the associated marginal costs.
     No modifications to base rate redesign have taken place since the VPSB Order issued on December 2, 1994, however, as previously noted, the VPSB
Settlement Order of January 2001 eliminated seasonal rate differentials effective April 2001.

DISPATCHABLE  AND  INTERRUPTIBLE  SERVICE  CONTRACTS
     In 2001, we had 28 dispatchable power contracts: 20 contracts were year-round, while the 8 seasonal contracts include two major ski areas. The dispatchable portion of the contracts allows customers to purchase electricity during times designated by the Company when low cost power is available. The customer's demand during these periods is not considered in calculating the monthly billing. This program enables the Company and the customers to benefit from load control. We shift load from our high cost peak periods and the customer uses inexpensive power at a time when its use provides maximum value. These programs are available by tariff for qualifying customers.

ENVIRONMENTAL  MATTERS
     We had been notified by the Environmental Protection Agency ("EPA") that we were one of several potentially responsible parties for clean up at the Pine Street Barge Canal site in Burlington, Vermont. In September 1999, we negotiated a final settlement with the United States, the State of Vermont, and other parties over terms of a Consent Decree that covers claims addressed in earlier negotiations and implementation of the selected remedy. In October 1999, the federal district court approved the Consent Decree that addresses claims by the EPA for past Pine Street Barge Canal site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site. For information regarding the Pine Street Barge Canal site and other environmental matters, see Item 7. MD and A- Environmental Matters, and Note I of Notes.

UNREGULATED  BUSINESSES
     In 1998, we sold the assets of our wholly owned subsidiary, Green Mountain Propane Gas Company. In 1999, Green Mountain Resources, Inc. sold its remaining interest in Green Mountain Energy Resources. During 1999, the Company discontinued operations of Northern Water Resources, Inc.("NWR"), a subsidiary of the Company that invests in wastewater, energy efficiency and generation businesses. The loss in 2000 reflects the sale of most of NWR's remaining energy assets and the current estimated costs of winding down NWR's wastewater businesses. For information regarding our remaining unregulated businesses, see
Item  7a.  MD  and  A  -  Unregulated  Businesses.

EXECUTIVE  OFFICERS

The names, ages, and positions of the Company's Executive Officers as of March 15, 2002 are:

Christopher  L.  Dutton    53
     President, Chief Executive Officer of the Company and Chairman of the Executive Committee of the Company since August 1997. Vice President, Finance and Administration, Chief Financial Officer and Treasurer from 1995 to August 1997. Vice President and General Counsel from 1993 to January 1995. Vice President, General Counsel and Corporate Secretary from 1989 to 1993.

Robert  J.  Griffin,  CPA       45
     Treasurer since February 2002. Controller since October 1996. Manager of General Accounting from 1990 to 1996.

Walter  S.  Oakes         55
     Vice President-Field Operations since August 1999. Assistant Vice President-Customer Operations from June 1994 to August 1999. Assistant Vice
President, Human Resources from August 1993 to June 1994. Assistant Vice President-Corporate Services from 1988 to 1993.

Mary  G.  Powell          41
     Senior Vice President-Chief Operating Officer since April 2001. Senior Vice President-Customer and Organizational Development since December 1999. Vice President-Administration from February 1999 through December 1999. Vice President, Human Resources and Organizational Development from March 1998 to February 1999. Prior to joining the Company, she was President of HRworks, Inc., a human resources management firm, from January 1997 to March 1998. From 1992 to January 1997, she worked for KeyCorp in Vermont, most recently as Senior Vice President Community Banking. At KeyCorp, she also served as Vice President Administration and Vice President of Human Resources.

Stephen  C.  Terry       59
     Senior Vice President-Corporate and Legal Affairs since August 1999. Senior Vice President, Corporate Development from August 1997 to August 1999. Vice President and General Manager, Retail Energy Services from 1995 to August 1997. Vice President-External Affairs from 1991 to January 1995.

     Officers are elected by the Board of Directors of the Company and its wholly owned subsidiaries, as appropriate, for one-year terms and serve at the pleasure of such boards of directors.
     Additional information regarding compensation, beneficial ownership of the Company's stock, members of the board of directors, and other information is presented in the Company's Proxy Statement to Shareholders dated March 29, 2002, and is hereby incorporated by reference.

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

TRANSMISSION  AND  DISTRIBUTION
     The Company had, at December 31, 2001, approximately 2 miles of 115 kV transmission lines, 6 miles of 69 kV transmission lines, 3 miles of 44 kV and 185 miles of 34.5 kV transmission lines. Our distribution system includes approximately 2,300 miles of overhead lines of 2.4 kV to 34.5 kV, and approximately 460 miles of underground cable of 2.4 kV to 34.5 kV. At such date, we owned approximately 159,000 kVa of substation transformer capacity in transmission substations, 570,00 kVa of substation transformer capacity in distribution substations and 1,085,000 kVa of transformers for step-down from distribution to customer use.
     The Company owns 34.8% of the Highgate transmission inter-tie, a 225-MW converter and transmission line used to transmit power from Hydro-Quebec.
     We also own 29.5% of the common stock and 30% of the preferred stock of VELCO, which operates a high-voltage transmission system interconnecting electric utilities in the State of Vermont.

PROPERTY  OWNERSHIP
     The Company's wholly owned plants are located on lands that we own in fee. Water power and floodage rights are controlled through ownership of the necessary land in fee or under easements.
     Transmission and distribution facilities that are not located in or over public highways are, with minor exceptions, located either on land owned in fee or pursuant to easements which, in nearly all cases, are perpetual. Transmission and distribution lines located in or over public highways are so located pursuant to authority conferred on public utilities by statute, subject to regulation by state or municipal authorities.

INDENTURE  OF  FIRST  MORTGAGE
     The Company's interests in substantially all of its properties and franchises are subject to the lien of the mortgage securing its First Mortgage Bonds. See Note M, Subsequent Events, for information on recent events concerning First Mortgage Bonds.

GENERATING  FACILITIES  OWNED
      The following table gives information with respect to generating facilities presently available in which the Company has an ownership interest. See also Item 1. Business - Power Resources.


                    Winter
                    Capability

                            Location           Name          Fuel     MW
                         ---------------  ---------------  --------  -----
Wholly Owned
Hydro . . . . . . . . .  Middlesex, VT    Middlesex #2     Hydro       3.3
Hydro . . . . . . . . .  Marshfield, VT   Marshfield #6    Hydro       4.9
Hydro . . . . . . . . .  Vergennes, VT    Vergennes #9     Hydro       2.1
Hydro . . . . . . . . .  W. Danville, VT  W. Danville #15  Hydro       1.1
Hydro . . . . . . . . .  Colchester, VT   Gorge #18        Hydro       3.3
Hydro . . . . . . . . .  Essex Jct., VT   Essex #19        Hydro       7.8
Hydro . . . . . . . . .  Waterbury, VT    Waterbury #22    Hydro       5.0  (1)
Hydro . . . . . . . . .  Bolton, VT       DeForge #1       Hydro       7.8
Diesel. . . . . . . . .  Vergennes, VT    Vergennes #9     Oil         4.2
Diesel. . . . . . . . .  Essex Jct., VT   Essex #19        Oil         4.4
Gas . . . . . . . . . .  Berlin, VT       Berlin #5        Oil        56.6
Turbine . . . . . . . .  Colchester, VT   Gorge #16        Oil        16.1
Wind. . . . . . . . . .  Searsburg, VT    Searsburg        Wind        1.2
Jointly Owned
Steam . . . . . . . . .  Vernon, VT       Vermont Yankee   Nuclear    93.8  (2)
Steam . . . . . . . . .  Yarmouth, ME     Wyman #4         Oil         7.1
Steam . . . . . . . . .  Burlington, VT   McNeil           Wood/Gas    6.6  (3)
Combined. . . . . . . .  Ludlow, MA       Stony Brook #1   Oil/Gas    31.0  (2)
Total Winter Capability                                              256.3
                                                                     =====




(1)   Reservoir  has been drained, dam awaiting repairs by the State of Vermont.
(2) For a discussion of the impact of various power supply sales on the availability of generating facilities, see Item 1. Business - Power Resources.
(3)   The  Company's entitlement in McNeil is 5.8 MW.  However, we receive up to
6.6  MW  as  a  result  of  other  owners'  losses  on  this  system.

CORPORATE  HEADQUARTERS
     The Company terminated an operating lease for its corporate headquarters building and two of its service center buildings in the first quarter of 1999. During 1998, the Company recorded a loss of approximately $1.9 million before applicable income taxes to reflect the probable loss resulting from this transaction. The Company sold its corporate headquarters building in 1999, but retained ownership of its two service centers.

ITEM  3.  LEGAL  PROCEEDINGS
     The Company is not involved in any material litigation at the present time. See the discussion under Item 7. MD and A - Environmental Matters, Rates, and
Note  I  of  Notes.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
     None.


PART  II
ITEM  5.    MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
           STOCKHOLDER  MATTERS

     Outstanding shares of the Common Stock are listed and traded on the New York Stock Exchange under the symbol GMP. The following tabulation shows the high and low sales prices for the Common Stock on the New York Stock Exchange during 2000 and 2001:



                  HIGH      LOW
                --------  --------
2000
First Quarter.  $      9  $6  9/16
Second Quarter    8  1/2    6  5/8
Third Quarter.    8  3/4    7  3/8
Fourth Quarter   14  3/4   7  9/16
2001
First Quarter.  $  19.50  $  11.06
Second Quarter     16.65     14.88
Third Quarter.     17.74     15.56
Fourth Quarter     18.85     15.90

The number of common stockholders of record as of March 15, 2001 was 5,673. Quarterly cash dividends were paid as follows during the past two years:




       First     Second    Third     Fourth
      Quarter   Quarter   Quarter   Quarter
      --------  --------  --------  --------
2000  $ 0.1375  $ 0.1375  $ 0.1375  $ 0.1375
2001  $ 0.1375  $ 0.1375  $ 0.1375  $ 0.1375

Dividend Policy. On November 23, 1998, the Company's Board of Directors announced a reduction in the quarterly dividend from $0.275 per share to $0.1375 per share on the Company's common stock. The current indicated annual dividend is $0.55 per share of common stock.

     Our current dividend policy reflects changes affecting the electric utility industry, which is moving away from the traditional cost-of-service regulatory model to a competition based market for power supply. In addition, the Settlement Order limits the dividend rate at its current level until short-term credit facilities are replaced with long-term debt or equity.

     Historically, we based our dividend policy on the continued validity of three assumptions: The ability to achieve earnings growth; the receipt of an allowed rate of return that accurately reflects our cost of capital; and the retention of our exclusive franchise. The Company's Board of Directors will continue to assess and adjust the dividend, when appropriate, as the Vermont electric industry evolves towards competition. In addition, if other events beyond our control cause the Company's financial situation to deteriorate, the Board of Directors would consider whether the current dividend level is appropriate or if the dividend should be reduced or eliminated. See Item 7. MD and A - Liquidity and Capital Resources-Dividend Policy, Future Outlook, Competition and Restructuring, and Note C of Notes for a discussion of dividend restrictions.



ITEM  6.   SELECTED  FINANCIAL  DATA

RESULTS  OF  OPERATIONS  FOR  THE  YEARS  ENDED  DECEMBER  31,
--------------------------------------------------------------


                                                                        2001       2000       1999       1998       1997
                                                                      ---------  ---------  ---------  ---------  ---------
In thousands, except per share data
Operating Revenues . . . . . . . . . . . . . . . . . . . . . . . . .  $283,464   $277,326   $251,048   $184,304   $179,323
Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . .   267,005    272,066    243,102    178,832    163,808
                                                                      ---------  ---------  ---------  ---------  ---------
      Operating Income . . . . . . . . . . . . . . . . . . . . . . .    16,459      5,260      7,946      5,472     15,515
                                                                      ---------  ---------  ---------  ---------  ---------
Other Income
      AFUDC - equity . . . . . . . . . . . . . . . . . . . . . . . .       210        284        134        104        357
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,163      2,422      3,319      1,509      1,074
                                                                      ---------  ---------  ---------  ---------  ---------
      Total other income . . . . . . . . . . . . . . . . . . . . . .     2,373      2,706      3,453      1,613      1,431
                                                                      ---------  ---------  ---------  ---------  ---------
Interest Charges
      AFUDC - borrowed . . . . . . . . . . . . . . . . . . . . . . .      (188)      (228)       (91)      (131)      (315)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,227      7,485      7,274      8,007      7,965
                                                                      ---------  ---------  ---------  ---------  ---------
          Total interest charges . . . . . . . . . . . . . . . . . .     7,039      7,257      7,183      7,876      7,650
                                                                      ---------  ---------  ---------  ---------  ---------
Net Income (Loss) from continuing operations before. . . . . . . . .    11,793        709      4,216       (791)     9,296
   preferred dividends
Net Income (Loss) from discontinued operations, including
   provisions for loss on disposal . . . . . . . . . . . . . . . . .      (182)    (6,549)    (7,279)    (2,086)       142
Dividends on Preferred Stock . . . . . . . . . . . . . . . . . . . .       933      1,014      1,155      1,296      1,433
                                                                      ---------  ---------  ---------  ---------  ---------
Net Income (Loss)Applicable
      to Common Stock. . . . . . . . . . . . . . . . . . . . . . . .  $ 10,678   $ (6,854)  $ (4,218)  $ (4,173)  $  8,005
                                                                      =========  =========  =========  =========  =========
Common Stock Data
      Basic earnings per share-continuing operations . . . . . . . .  $   1.93   $  (0.06)  $   0.57   $  (0.40)  $   1.54
      Basic earnings per share-discontinued operations . . . . . . .     (0.03)     (1.19)     (1.36)     (0.40)      0.03
                                                                      ---------  ---------  ---------  ---------  ---------
      Basic earnings per share . . . . . . . . . . . . . . . . . . .  $   1.90   $  (1.25)  $  (0.79)  $  (0.80)  $   1.57
                                                                      =========  =========  =========  =========  =========
      Diluted earnings (loss) per share from discontinued operations  $   1.88   $  (0.06)  $   0.57   $  (0.40)  $   1.54
      Diluted earnings (loss) per share from continuing operations .     (0.03)     (1.19)     (1.36)     (0.40)      0.03
                                                                      ---------  ---------  ---------  ---------  ---------
      Diluted earnings (loss) per share. . . . . . . . . . . . . . .  $   1.85   $  (1.25)  $  (0.79)  $  (0.80)  $   1.57
                                                                      =========  =========  =========  =========  =========
Cash dividends declared per share. . . . . . . . . . . . . . . . . .  $   0.55   $   0.55   $   0.55   $   0.96   $   1.61
      Weighted average shares outstanding-basic. . . . . . . . . . .     5,630      5,491      5,361      5,243      5,112
      Weighted average share equivalents outstanding-diluted . . . .     5,789      5,491      5,361      5,243      5,112


FINANCIAL  CONDITION  AS  OF  DECEMBER  31
------------------------------------------

                                           2001      2000      1999      1998      1997
                                         --------  --------  --------  --------  --------
In thousands
ASSETS
Utility Plant, Net. . . . . . . . . . .  $196,858  $194,672  $192,896  $195,556  $196,720
Other Investments . . . . . . . . . . .    20,945    20,730    20,665    20,678    21,997
Current Assets. . . . . . . . . . . . .    36,183    53,652    33,238    35,700    29,125
Deferred Charges. . . . . . . . . . . .    75,073    46,036    41,853    35,576    35,831
Non-Utility Assets. . . . . . . . . . .     1,075     1,518    11,099    27,314    42,060
                                         --------  --------  --------  --------  --------
Total Assets. . . . . . . . . . . . . .  $330,134  $316,608  $299,751  $314,824  $325,733
                                         ========  ========  ========  ========  ========

CAPITALIZATION AND LIABILITIES
Common Stock Equity . . . . . . . . . .  $101,277  $ 92,044  $100,645  $106,755  $114,377
Redeemable Cumulative Preferred Stock .    12,560    12,795    14,435    16,085    17,735
Long-Term Debt, Less Current Maturities    74,400    72,100    81,800    88,500    93,200
Capital Lease Obligation. . . . . . . .     5,959     6,449     7,038     7,696     8,342
Current Liabilities . . . . . . . . . .    38,841    68,109    36,708    28,825    25,286
Deferred Credits and Other. . . . . . .    95,396    61,794    59,125    59,889    53,723
Non-Utility Liabilities . . . . . . . .     1,701     3,317         -     7,074    13,070
                                         --------  --------  --------  --------  --------
Total Capitalization and Liabilities. .  $330,134  $316,608  $299,751  $314,824  $325,733
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

     Our critical accounting policies are discussed in Item 7a, "Quantitative And Qualitative Disclosures About Market Risk, And Other Factors", and in Item 8, Note 1, "Significant Accounting Policies". Management believes the most critical accounting policies include the regulatory accounting framework within which we operate and the manner in which we account for certain power supply arrangements that qualify as derivatives. These accounting policies, among others, affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.

     There are statements in this section that contain projections or estimates and that are considered to be "forward-looking" as defined by the Securities and Exchange Commission (the "SEC"). In these statements, you may find words such as believes, expects, plans, or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are discussed under the captions "Power Contract Commitments", "Future Outlook", "Transmission Expenses", "Environmental Matters", "Rates" and "Liquidity and Capital Resources", in this Management Discussion and Analysis and include:
*     regulatory  and  judicial  decisions  or  legislation;
*     weather;
*     energy  supply  and  demand  and  pricing;
*     contractual  commitments;
*     availability,  terms,  and  use  of  capital;
*     general  economic  and  business  environment;
*     changes  in  technology;
*     nuclear  and  environmental  issues;  and
*     industry  restructuring  and  cost  recovery  (including  stranded costs).

     These forward-looking statements represent our estimates and assumptions only as of the date of this report.

EARNINGS  SUMMARY
     The Company reported consolidated earnings of $1.85 per share of common stock, diluted, in 2001 compared to a loss of $1.25 per share in 2000 and a loss of $0.79 per share in 1999. The 2001 earnings represent a consolidated return on average common equity of 11.02 percent, and a return on regulated operations of
11.25  percent.  The  consolidated  return on average common equity was negative
7.1 percent in 2000 and negative 4.0 percent in 1999. Income from continuing operations was $1.88 per share, diluted, in 2001, compared with a loss of $0.06 per share in 2000 and earnings of $0.57 per share in 1999. Certain subsidiary operations, classified as discontinued in 1999, lost $0.03 per share in 2001, compared with a loss of $1.19 per share in 2000 and a loss of $1.36 per share in 1999.
On January 23, 2001, the Vermont Public Service Board ("VPSB") issued an order (the "Settlement Order") approving a settlement between the Company and the Vermont Department of Public Service (the "Department") that granted the Company an immediate 3.42 percent rate increase, and allowed full recovery of power supply costs under the Hydro-Quebec Vermont Joint Owners ("VJO") contract. The Settlement Order paved the way for restoration of the Company's first mortgage bond credit rating to investment grade status (See "Rates-Retail Rate Cases" and "Liquidity and Capital Resources" in this section) and along with lower power supply costs, enabled the Company to earn its allowed rate of return of 11.25 percent on utility operations during 2001.
     The improvement in earnings from continuing operations in 2001 compared with the prior year resulted from several factors, primarily:
* power supply costs were $10.5 million lower than during 2000, principally due to decreased costs associated with the management of the Company's long-term power supply sale commitments to Hydro Quebec, and a decrease in lower margin wholesale sales of electricity;
* the 3.42 percent retail rate increase under the Settlement Order resulted in an increase of $9.1 million in retail operating revenues; and
* the write-off in 2000 of $3.2 million or $0.35 per share in regulatory litigation costs.

     The consolidated loss in 2000 was greater than the prior year consolidated loss as a result of the VPSB Settlement Order that provided for the write-off of $3.2 million or $0.35 per share in regulatory litigation costs and higher power supply costs that were not recovered in rates. Power supply expense increased $28.3 million in 2000, outpacing revenue growth of $26.3 million and reductions in depreciation and amortization expense of $0.9 million.
     The Company's discontinued operations lost $0.03 per share in 2001, compared with a loss of $1.19 per share in 2000, and a loss of $1.36 per share in 1999. During 1999, the Company discontinued operations of Northern Water Resources, Inc.("NWR"), formerly known as Mountain Energy, Inc., a subsidiary of the Company that invested in wastewater, energy efficiency and generation businesses. The loss in 2000 reflects the sale of most of NWR's remaining energy assets and the estimated costs of winding down NWR's wastewater businesses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, AND OTHER RISK FACTORS- The primary concern affecting future operating results is the volatility of the wholesale electricity market. Inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in our commodity prices. Restructuring of the wholesale market for electricity has brought increased price volatility to our power supply markets.
     The price of electricity is subject to fluctuations resulting from changes in supply and demand. To reduce price risk caused by these market fluctuations, we have established a policy to hedge (through the utilization of derivatives) our supply and related purchase and sales commitments, as well as our anticipated purchases and sales. Changes in the market value of derivatives have a high correlation to the price changes of the hedged commodities.
     The Company has a contract with Morgan Stanley Capital Group, Inc. ("MS"), which is used to hedge against increases in fossil fuel prices. MS purchases the majority of the Company's power supply resources at index (fossil fuel resources) or specified (i.e., contracted resources) prices and then sells to us at a fixed rate to serve pre-established load requirements. This contract allows management to fix the cost of much of its power supply requirements, subject to power resource availability and other risks. The MS contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133") and is effective through December 31, 2003. Management's estimate of the fair value of the future net cost of this arrangement at December 31, 2001 is approximately $11.6 million.
     We also sometimes use future contracts to hedge forecasted wholesale sales of electric power, including material sales commitments as discussed in Note K. We currently have an arrangement with Hydro-Quebec that grants them an option to call power at prices that are expected to be below current and estimated future market rates. This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at December 31, 2001 is approximately $25.7 million.


A sensitivity analysis has been prepared to estimate the exposure to the market price risk of our electricity commodity positions, using the Black-Scholes model, over the next 13 years. Our daily net commodity position consists of purchased electric capacity. Assumptions used within the model include a ten-year government bond risk-free interest rate of 5.02 percent, volatility equivalent to the peer weighted average from NEPOOL which varies from 36 percent in the first year to 18 percent in year 13, locked in forward commitment prices for 2002 and 2003, and an average of approximately 71,500 MWh per year with a forward market price of $54.29 per MWh for periods beyond 2003. Actual results may differ materially from the table. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are not recognized in earnings until the derivative positions are settled. The table below presents market risk estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in prices which for the Company's derivatives discussed above totals approximately $1.8 million.


             Commodity Price Risk               At December 31, 2001

                      Fair Value     Market Risk
                    ---------------  ------------
                    (in thousands)
Net short position  $        37,313  $      1,789

The major risk factors for the Company potentially arising from electric industry restructuring, if adopted in Vermont, including risks pertaining to the recovery of stranded costs, are:
*     regulatory  and  legal  decisions;
*     cost  and  amount  of  default  service  responsibility;
*     the  market  price  of  power;  and
*     the  amount  of  market  share  retained  by  the  Company.

     There can be no assurance that any potential future restructuring plan ordered by the VPSB, the courts, or through legislation will include a mechanism that would allow for full recovery of our stranded costs and include a fair return on those costs as they are being recovered. If laws are enacted or regulatory decisions are made that do not offer an adequate opportunity to recover stranded costs, we believe we have compelling legal arguments to challenge such laws or decisions.
     The largest category of our potential stranded costs is future costs under long-term power purchase contracts, which, based on current forecasts, are above-market. The magnitude of our stranded costs is largely dependent upon the future market price of power. We have discussed various market price scenarios with interested parties for the purpose of identifying stranded costs. Preliminary market price assumptions, which are likely to change, have resulted in estimates of the Company's stranded costs of between $167 million and $204 million over the life of the contracts. We intend to aggressively pursue mitigation efforts in order to minimize the amount and maximize the recovery of these costs.
     If retail competition is implemented in Vermont, we cannot predict what the impact would be on the Company's revenues from electricity sales. Historically, electric utility rates have been based on a utility's cost of service. As a result, electric utilities are subject to certain accounting standards that apply only to regulated businesses. Statement of Financial Accounting Standards Number 71, ("SFAS 71"), Accounting for the Effects of Certain Types of Regulation, allows regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.

     The Company currently complies with the provisions of SFAS 71. If the Company had determined that it no longer met the criteria for following SFAS 71, at December 31, 2001 the accounting impact would have been an extraordinary, non-cash charge to operations of $74.2 million. Factors that could give rise to the discontinuance of SFAS 71 include:
*     deregulation;
* a change in the regulators' approach to setting rates from cost-based regulation to another form of regulation;
* increasing competition that limits our ability to sell utility services or products at rates that will recover costs; and
* regulatory actions that limit rate relief to a level insufficient to recover costs.
     The enactment of restructuring legislation or issuance of a regulatory order containing provisions that do not allow for the recovery of above-market power costs would require the Company to estimate and record losses immediately, on an undiscounted basis, for any above-market power purchase contracts and other costs which are probable of not being recoverable from customers, to the extent that those costs are estimable.
     We are unable to predict what form future legislation, if passed, or an order, if issued, will take, and we cannot predict if or to what extent SFAS 71 will continue to be applicable in the future. In addition, members of the staff of the Securities and Exchange Commission have raised questions concerning the continued applicability of SFAS 71 to certain other electric utilities facing restructuring. However, we currently believe that the continued application of SFAS 71 is appropriate at this time.
     We cannot predict whether restructuring legislation enacted by the Vermont General Assembly or any subsequent report or actions of, or proceedings before, the VPSB or the Vermont General Assembly would have a material adverse effect on our operations, financial condition or credit ratings. The failure to recover a significant portion of our purchased power costs, or to retain and attract customers in a competitive environment, would likely have a material adverse effect on our business, including our operating results, cash flows and ability to pay dividends at current levels.

UNREGULATED  BUSINESSES
     In 2000, we significantly reduced our investment in unregulated businesses, continuing the process we began in June 1999, when we decided to sell or otherwise dispose of the assets of NWR, and report its results as loss from operations of a discontinued segment. NWR, which invested in energy generation, energy efficiency and wastewater treatment projects, lost approximately $0.2 million in 2001, compared with a loss of $6.5 million in 2000, and a loss of $7.3 million in 1999. The 2001 loss resulted primarily from provisions to recognize adjustments to liability estimates under warrantees for past equipment sales.
     Risk factors associated with the discontinuation of NWR operations include the outcome of warranty litigation, and future cash requirements necessary to minimize costs of winding down wastewater operations. Several municipalities using wastewater treatment equipment provided by Micronair, LLC, a wholly owned subsidiary of NWR, have commenced or threatened litigation against Micronair. The ultimate loss remains subject to the disposition of remaining NWR assets and liabilities, and could exceed the amounts recorded.
          The Company's unregulated rental water heater business earned $0.3 million in 2001, essentially unchanged from the prior year.

RESULTS  OF  OPERATIONS
OPERATING REVENUES AND MWH SALES-Operating revenues and megawatthour ("MWh") sales for the years ended 2001, 2000 and 1999 consisted of:



                                           Years ended December 31,
                                      2001                2000        1999
                           --------------------------  ----------  ----------
                           (dollars in thousands)
 Operating Revenues
     Retail . . . . . . .  $                  195,093  $  185,944  $  179,997
     Sales for Resale . .                      83,804      88,333      68,305
     Other. . . . . . . .                       4,567       3,049       2,746
                           --------------------------  ----------  ----------
 Total Operating Revenues  $                  283,464  $  277,326  $  251,048
                           ==========================  ==========  ==========

 MWH Sales-Retail . . . .                   1,948,131   1,947,857   1,900,188
 MWH Sales for Resale . .                   2,368,887   2,575,657   2,172,849
                           --------------------------  ----------  ----------
 Total MWH Sales. . . . .                   4,317,018   4,523,514   4,073,037
                           ==========================  ==========  ==========



 Average  Number  of  Customers

                                          Years ended December 31,
                                        2001             2000    1999
                               ------------------------  ------  ------
    Residential . . . . . . .                    73,270  72,424  71,515
    Commercial and Industrial                    13,006  12,769  12,461
    Other . . . . . . . . . .                        65      65      66
                               ------------------------  ------  ------
 Total Number of Customers. .                    86,341  85,258  84,042
                               ========================  ======  ======

Differences  in  operating  revenues  were  due  to  changes  in  the following:


    Change in Operating Revenues      2000 to      1999 to
                                      2001         2000
                                 ---------------  -------
                                  (In thousands)
 Retail Rates . . . . . . . . .  $        9,122   $ 4,551
 Retail Sales Volume. . . . . .              27     1,396
 Resales and Other Revenues . .          (3,011)   20,331
                                 ---------------  -------
 Increase in Operating Revenues  $        6,138   $26,278
                                 ===============  =======

In 2001, total electricity sales decreased 4.6 percent compared with 2000 due principally to reduced sales for resale executed pursuant to the MS agreement, described in more detail below under the headings "Power Supply Expenses" and "Power Contract Commitments". Total operating revenues increased $6.1 million or 2.2 percent in 2001 compared with 2000 primarily due to increases in retail and other operating revenues, partially offset by a decrease in lower margin wholesale sales. Retail operating revenues increased $9.1 million or 4.9 percent in 2001 compared with 2000 due to a 3.42 percent retail rate increase that went into effect January 2001 and an additional increase in revenues from an industrial customer pursuant to revisions in a special contract with that customer approved in the Settlement Order.

     In 2000 total electricity sales increased 11.1 percent compared with 1999 due principally to sales for resale executed pursuant to the MS agreement, described in more detail below under the headings "Power Supply Expenses" and "Power Contract Commitments". Total operating revenues increased $26.3 million or 10.5 percent primarily for the same reason. Total retail revenues increased $5.9 million or 3.3 percent in 2000 primarily due to:
*     a 3.0 percent retail rate increase that went into effect January 2000; and
* a 2.6 percent increase in sales of electricity to both our commercial and industrial and our residential customers resulting primarily from customer growth and load growth for our largest customer.

     International Business Machines Corporation ("IBM"), the Company's single largest customer, operates manufacturing facilities in Essex Junction, Vermont. IBM's electricity requirements for its main plant and an adjacent plant accounted for approximately 26.6, 26.6, and 25.9 percent of the Company's retail MWh sales in 2001, 2000, and 1999, respectively, and 19.2, 16.5, and 16.2 percent of the Company's retail operating revenues in 2001, 2000, and 1999, respectively. No other retail customer accounted for more than one percent of the Company's revenue in any year.
     Since 1995, the Company has had agreements with IBM with respect to electricity sales above agreed-upon base-load levels. On December 8, 2000, the VPSB approved a new three-year agreement between the Company and IBM, ending December 31, 2003. The price of power for the renewal period of the agreement is above our marginal costs of providing incremental service to IBM.

POWER SUPPLY EXPENSES- Prior to 2001, our inability to recover our power supply costs had been a primary reason for the poor performance of the Company's common stock price during 1999 and 2000. The Settlement Order removed this obstacle by allowing the Company rate recovery of its estimated power supply costs for 2001. Furthermore, the Settlement Order allowed the Company to defer approximately $8.5 million in rate levelization revenues for recognition in 2002 and 2003, if necessary, to achieve its allowed rate of return. The deferred recognition of rate levelization revenues provides us an opportunity to recover our power supply costs in 2002 without further rate relief (See "Power Contract
Commitments",  and  "Rates-Retail  Rate  Cases"  in  this  section).
     Power supply expenses constituted 75.3, 77.7, and 75.4 percent of total operating expenses for the years 2001, 2000, and 1999, respectively. Power supply expenses decreased by $10.5 million or 5.0 percent in 2001 and increased $28.3 million or 15.4 percent in 2000. The decrease in power supply expenses in 2001 compared with 2000 resulted from the following:
* a $7.7 million decrease in energy costs arising from a power supply arrangement with Hydro-Quebec, discussed under the caption "Power Contract Commitments", whereby Hydro-Quebec has an option to purchase energy at prices that were below market replacement costs;
* a $5.9 million decrease in Vermont Yankee costs due primarily to the timing of scheduled outages at the plant, where the outage costs including the costs of replacement power are deferred and amortized over the subsequent refueling cycle;
* a $4.5 million decrease from power purchased for resale, primarily under a power supply agreement discussed under the caption "Power Contract Commitments" below, whereby we buy power from MS that is sufficient to serve pre-established load requirements at a pre-defined price; and
* a $3.0 million decrease in Company-owned generation costs reflecting a reduction in generation used to maintain system reliability as compared to the prior year when the unavailability of certain transmission equipment required these units to run more frequently.


     These amounts were partially offset by the disallowance in rates of 2000 Hydro Quebec power contract costs that required $7.5 million of those costs to be charged in 1999 and amortized as a reduction of power supply expenses during 2000, $2.1 million in higher energy prices in 2001 under our MS agreement, and higher capacity costs in 2001 of approximately $1.0 million.
     Power supply expenses increased by $28.3 million or 15.4 percent from 1999 to 2000. The increase in power supply expenses from 1999 to 2000 resulted from the following:

* a $20.0 million increase from power purchased for resale, primarily under a power supply agreement discussed below, whereby we buy power from MS that is sufficient to serve pre-established load requirements at a pre-defined price;
* a $7.7 million increase in energy costs arising from a power supply arrangement with Hydro-Quebec, discussed below, whereby Hydro-Quebec has an option to purchase energy at prices that were below market replacement costs;
* the costs to serve increased retail sales of electricity of 2.8 percent in 2001 and higher unit power supply costs; and
* a $3.6 million increase in capacity costs associated with our long-term Hydro-Quebec power supply contract.

     These amounts were partially offset by a reduction in 2000 of $9.7 million in losses accrued for the Hydro-Quebec power cost disallowance under past regulatory rulings. Results for 1999 reflected pretax charges of $2.2 million in disallowed Hydro-Quebec power costs, compared with the amortization during 2000 of accrued power expenses of $7.5 million for 2000 that had been recorded in 1999. The power supply costs of Company-owned generation increased 39.3 percent or $2.2 million in 2000 due to purchases by MS under a power supply agreement discussed below and because units were dispatched for system reliability requirements due to the unavailability of certain transmission facilities.

     The Independent System Operator of New England ("ISO") was created to manage the operations of the New England Power Pool ("NEPOOL") effective May 1, 1999. The ISO works as a clearinghouse for purchasers and sellers of electricity in the deregulated wholesale energy markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold.
     We must purchase electricity to meet customer demand during periods of high usage and to replace energy repurchased by Hydro-Quebec under an arrangement negotiated in 1997. Our costs to serve demand during periods of warmer than normal temperatures in summer months and to replace such energy repurchases by Hydro-Quebec rose substantially after the wholesale power markets became deregulated in 1999, which caused much greater volatility in spot prices for electricity. The cost of securing future power supplies had also risen substantially in tandem with higher summer power supply costs. The Company cannot predict the extent to which future prices will trade above historical levels of cost. If the new markets continue to experience the volatility evident during 1999 and 2000, our earnings and cash flow could be adversely impacted by a material amount.

POWER CONTRACT COMMITMENTS- On February 11, 1999, we entered into a contract with MS as a result of our power requirements solicitation in 1998. A master power purchase and sales agreement ("PPSA") defines the general contract terms under which the parties may transact. The sales under the PPSA commenced on February 12, 1999 and will terminate after all obligations under each transaction entered into by MS and the Company have been fulfilled. The PPSA was filed with the Federal Energy Regulatory Commission ("FERC") and the VPSB was notified as well. In January 2001, the PPSA was modified and extended to December 31, 2003.
     The PPSA provides us with a means of managing price risks associated with changing fossil fuel prices. On a daily basis, and at MS's discretion, we sell power to MS from either (i) all or part of our portfolio of power resources at predefined operating and pricing parameters or (ii) any power resources available to us, provided that sales of power from sources other than
Company-owned generation comply with the predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements. MS is also responsible for scheduling supply resources. We remain responsible for resource performance and availability. MS provides no coverage against major unscheduled outages. The Company and MS have agreed to the protocols that are used to schedule power sales and purchases and to secure necessary transmission. We anticipate that arrangements we make to manage power supply risks will be on average more costly than the expected cost of fuel during the periods being hedged because these arrangements would typically incorporate a risk premium.
     During 1994, we negotiated an arrangement with Hydro-Quebec that reduced the cost under our 1987 contract with Hydro-Quebec over the November 1995 through  October  1999  period  (the  "July  1994  Agreement").
     As  part  of  the  July  1994 Agreement, we were obligated to purchase $4.0 million  (in  1994  dollars)  worth  of  research  and  development  work  from
Hydro-Quebec over a four-year period (which was extended to 2001), and made a $6.5 million (in 1994 dollars) payment to Hydro-Quebec in 1995. Hydro-Quebec retains the right to curtail annual energy deliveries by 10 percent up to five times, over the 2001 to 2015 period, if documented drought conditions exist in Qu bec.
     Hydro-Quebec also has the right to reduce the load factor from 75 percent to 65 percent a total three times over the life of the 1987 contract. The Company can delay such reduction by one year under the same contract. During 2001, Hydro-Quebec exercised the first of these options for 2002 and the Company delayed the effective date of this exercise until 2003. The Company estimates that the net cost of Hydro-Quebec's exercise of its option will increase power
supply expense during 2003 by approximately $0.4 million.       During the first
year  of  the July 1994 Agreement (the period from November 1995 through October
1996), the average cost per kilowatt-hour of Schedules B and C3 combined was cut from 6.4 to 4.2 cents per kilowatt-hour, a 34 percent (or $16 million) cost reduction. Over the period from November 1996 through December 2000 and accounting for the payments to Hydro-Quebec, the combined unit costs were lowered from 6.5 to 5.9 cents per kilowatt-hour, reducing unit costs by 10 percent and saving $20.7 million in nominal terms.
     Under a power supply arrangement executed in January 1996 ("9601"), we received payments from Hydro-Quebec of $3.0 million in 1996 and $1.1 million in 1997. Under 9601 we were required to shift up to 40 megawatts of deliveries to an alternate transmission path, and use the associated portion of the NEPOOL/Hydro-Quebec interconnection facilities to purchase power for the period from September 1996 through June 2001 at prices that varied based upon conditions in effect when the purchases were made. 9601 also provided for minimum payments by the Company to Hydro-Quebec for periods in which power was not purchased under the arrangement. 9601 allowed Hydro-Quebec to curtail deliveries of energy should it need to use certain resources to supplement available supply. Hydro-Quebec did curtail deliveries in the fourth quarter of 2000. We estimate that 9601 has provided a benefit of approximately $3.0 million on a net present value basis over the past six years.
     Under a separate arrangement executed on December 5, 1997 ("9701"), Hydro-Quebec paid $8.0 million to the Company in 1997. In return for this payment, we provided Hydro-Quebec options for the purchase of power. Commencing April 1, 1998 and effective through the term of the 1987 Contract, which ends in 2015, Hydro-Quebec may purchase up to 52,500 MWh ("option A") on an annual basis, at the 1987 Contract energy prices, which are substantially below current market prices. The cumulative amount of energy that may be purchased under option A shall not exceed 950,000 MWh.
     Over the same period, Hydro-Quebec may exercise an option to purchase a total of 600,000 MWh ("option B") at the 1987 Contract energy price. Under option B, Hydro-Quebec may purchase no more than 200,000 MWh in any year. As of December 31, 2001, Hydro-Quebec had purchased or called to purchase 432,000 MWh under option B.
     In 2001, Hydro-Quebec exercised option A and option B, and called for deliveries to third parties at a net expense to the Company of approximately $7.6 million, including capacity charges.
     In 2000, Hydro-Quebec exercised option A and option B, and called for deliveries to third parties at a net cost to the Company of approximately $14.0 million (including the cost of January and February, 2001 calls, and the cost of related financial positions), which was due to higher energy replacement costs incurred by the Company. Approximately $6.6 million of the $14.0 million net 9701 costs were recovered in rates on an annual basis.
     In 1999, Hydro-Quebec called for deliveries to third parties at a net cost to the Company of approximately $6.3 million. Hydro-Quebec's option to curtail energy deliveries pursuant to the July 1994 Agreement can be exercised in addition to these purchase options.
     The VPSB, in the Settlement Order stated, "The record does not demonstrate that any other New England utility foresaw the extent and degree of volatility that has developed in the New England wholesale power markets. Absent that volatility, the 97-01 Agreement would not have had adverse effects." In conjunction with the Settlement Order, Hydro-Quebec committed to the Department that it would not call any energy under option B of 9701 during the contract year ending October 31, 2002.
     On April 17, 2001, an Arbitration Tribunal issued its decision in the arbitration brought by a group of Vermont electric companies and municipal utilities, known as the Vermont Joint Owners ("VJO"), against Hydro-Quebec for its failure to deliver electricity pursuant to the VJO/Hydro-Quebec power supply contract during the 1998 ice storm. The Company is a member of the VJO.
     In its award, the Arbitration Tribunal agreed partially with Hydro-Quebec and partially with the VJO. In the decision, the Tribunal concluded (i) the VJO/Hydro-Quebec power supply contract remains in effect and Hydro-Quebec is required to continue to provide capacity and energy to the Company under the terms of the VJO contract, which expires in 2015 and (ii) Hydro-Quebec is required to return certain capacity payments to the VJO.
          On July 23, 2001, the Company received approximately $3.2 million representing its share of refunded capacity payments from Hydro-Quebec. These proceeds reduced related deferred assets leaving a deferred balance of unrecovered arbitration costs of approximately $1.4 million. We believe it is probable that this balance will ultimately be recovered in rates.

Vermont  Yankee  Nuclear  Power  Corporation("VY")
     On August 15, 2001, VY agreed to sell its nuclear power plant to Entergy Corporation for approximately $180 million. The FERC approved the Entergy purchase on January 30, 2002. The sale is subject to approval of the VPSB, the U.S. Nuclear Regulatory Commission, and other regulatory bodies. A related agreement calls for Entergy to provide the current output level of the plant to VY's present sponsors, including the Company, at average annual prices ranging from $39 to $45 per megawatt hour through 2012, subject to a "low market adjuster" effective November 2005, that protects the Company and other sponsors in the event that market prices for power drop significantly. No additional decommission liability funding or any other financing by VY is anticipated to complete the transaction. The sale, if completed, will lower projected costs over the remaining license period for VY. The Company would continue to own its equity interest in VY, whose role would consist primarily of administering power supply contracts between Entergy and VY's present sponsors. On March 4, 2002, the Vermont Department of Public Service announced its endorsement of the proposed sale of the Vermont Yankee nuclear plant to Entergy Corporation, as discussed in Note B.

     The VY plant currently has several fuel rods that will require repair during 2002, a maintenance requirement that is not unique to VY. There are various means of addressing the maintenance, including an estimated ten-day shutdown of the plant, or a delay in shutdown accompanied by a reduction in the generation output at the plant. At the present time, the Company is unable to estimate the duration of any future outage or its ultimate cost, but it could be material.

OTHER  OPERATING  EXPENSES-  Other operating expenses decreased $1.7 million, or
9.7 percent in 2001 compared with 2000. The decrease was primarily due to a $3.2 million charge during 2000 for disallowed regulatory litigation costs, ordered by the VPSB as part of the Settlement Order, offset in part by increased outside service expense during 2001.
     Other operating expenses increased $0.1 million in 2000 compared with 1999. The increase was primarily due to a $3.2 million charge for disallowed regulatory litigation costs, ordered by the VPSB as part of the Settlement Order. The increase was offset by a $3.3 million decrease in administrative and general expense caused by the Company's reorganization efforts that reduced the size of the workforce and lowered building occupancy costs.

TRANSMISSION EXPENSES-Transmission expenses decreased $0.1 million or 0.8 percent in 2001 compared with 2000.
     Transmission expenses increased $3.4 million or 31.8 percent in 2000 compared with 1999 primarily due to congestion charges that reflect the lack of adequate transmission or generation capacity in certain locations within New England. These charges are allocated to all ISO members. The Company is unable to predict the magnitude or duration of future congestion charge allocation, but amounts could be material.

     In 2000, FERC issued a separate order ("Order 2000") requiring all utilities to file plans for the formation and administration of regional transmission organizations ("RTO"). In January 2001, the Company and other Vermont transmission owning companies filed in compliance with Order 2000. The Vermont companies support the Petition for Declaratory Order by various New England transmission owning companies, with reservations. The Vermont companies' principal concerns relate to:
* whether a New England RTO ("NERTO") will include all non-Pool Transmission Facilities in the NERTO Tariff on a rolled in basis;
* whether Highgate and Phase I/Phase II transmission facilities will be included in the Tariff without a separate transmission levy;
* whether NERTO will continue the transition to a single regional transmission rate; and
* the percentage of equity that transmission owners may acquire in the new organization.
     It has become likely that New England will adopt separate local energy prices that reflect transmission constraints between local regions within the NERTO. The changes are expected to become effective during 2003. The locational energy prices are likely to vary between local regions based on variables that include the amount of local generation, the cost of local transmission facilities and the congestion within the local transmission system. The Company is unable to estimate how these transmission issues will be resolved, but the negative impact on transmission expense could be material.

MAINTENANCE EXPENSES-Maintenance expenses increased $0.5 million or 7.2 percent in 2001 compared with 2000 due to increased expenditures on right-of-way maintenance programs. Maintenance expenses decreased in 2000 by $0.1 million or
1.4  percent  compared  with  1999  due  to reductions in scheduled maintenance.

DEPRECIATION  AND  AMORTIZATION-     Depreciation  and  amortization  expense
decreased $1.0 million or 6.6 percent in 2001 compared with 2000 due to reductions in amortization of demand side management costs that were only partially offset by increased depreciation of utility plant in service. Depreciation and amortization expenses decreased $0.9 million or 5.5 percent in 2000 compared with 1999 for the same reason.

INCOME TAXES-Income tax amounts increased in 2001 due to an increase in the Company's taxable income. Income taxes decreased for 2000 due to an increase in the Company's taxable loss.

OTHER INCOME-Other income decreased $0.3 million in 2001 compared with 2000 due in part to reduced interest income from the reduced investment returns available
in 2001.       Other income decreased $0.7 million in 2000 due to a $0.6 million gain  on  the  1999  sale  of  Green  Mountain  Energy  Resources,  Inc.

INTEREST EXPENSE-Interest expense decreased $0.2 million or 3.0 percent in 2001 compared with 2000 primarily due to scheduled reductions in long-term debt offset in part by a $12 million term loan made on August 24, 2001.
     Interest expense increased $0.1 million or 1.0 percent in 2000 due to increases in short-term debt and rising interest rates that were partially offset by reductions in long-term debt.

DIVIDENDS  ON  PREFERRED  STOCK-     Dividends  on  preferred  stock  decreased
$81,000, or 8.0 percent in 2001 compared with 2000 due to repurchases of preferred stock. In 2000, dividends on preferred stock decreased $141,000 or
12.2  percent  for  the  same  reason.

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

PINE STREET BARGE CANAL SITE-The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We have previously been notified by the Environmental Protection Agency ("EPA") that we are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal site in Burlington, Vermont, where coal tar and other industrial materials were deposited.
     In September 1999, we negotiated a final settlement with the United States EPA, the State of Vermont (the "State"), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. In November 1999, the Consent Decree was filed in the federal district court. The Consent Decree addresses claims by the EPA for past Pine Street Barge Canal site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
     As of December 31, 2001, our total expenditures related to the Pine Street Barge Canal site since 1982 were approximately $25.2 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals for a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up ("remediation costs"), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimburse the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
     We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, together with our remediation costs, to be $12.4 million over the next 32 years. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset and we believe that it is probable that we will receive future revenues to recover these costs.
     Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street Barge Canal site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site-related costs, the Company and the Department, and as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.
     We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street Barge Canal site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street Barge Canal site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers". The Settlement Order released January 23, 2001 did not change the status of Pine Street Barge Canal site cost recovery.

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


RATES
RETAIL RATE CASES- The Company reached a final settlement agreement with the Department in its 1998 rate case during November 2000. The final settlement agreement contained the following provisions:

* The Company received a rate increase of 3.42 percent above existing rates, beginning with bills rendered January 23, 2001, and prior temporary rate increases became permanent;
* Rates were set at levels that recover the Company's Hydro-Quebec VJO contract costs, effectively ending the regulatory disallowances experienced by the Company from 1998 through 2000;
* The Company agreed not to seek any further increase in electric rates prior to April 2002 (effective in bills rendered January 2003) unless certain substantially adverse conditions arise, including a provision allowing a request for additional rate relief if power supply costs increase in excess of $3.75 million over forecasted levels;
* The Company agreed to write off in 2000 approximately $3.2 million in unrecovered rate case litigation costs, and to freeze its dividend rate until it successfully replaces short-term credit facilities with long-term debt or equity financing;
* Seasonal rates were eliminated in April 2001, which generated approximately $8.5 million in additional cash flow in 2001 that can be utilized to offset increased costs during 2002 and 2003;
* The Company agreed to consult extensively with the Department regarding capital spending commitments for upgrading our electric distribution system and to adopt customer care and reliability performance standards, in a first step toward possible development of performance-based rate-making;
* The Company agreed to withdraw its Vermont Supreme Court appeal of the VPSB's Order in a 1997 rate case; and
* The Company agreed to an earnings limitation for its electric operations in an amount equal to its allowed rate of return of 11.25 percent, with amounts earned over the limit being used to write off regulatory assets.

     The Company earned approximately $30,000 in excess of its allowed rate of return during 2001 before writing off regulatory assets in the same amount.

     On January 23, 2001, the VPSB approved the Company's settlement with the Department, with two additional conditions:
* The Company and customers shall share equally any premium above book value realized by the Company in any future merger, acquisition or asset sale, subject to an $8.0 million limit on the customers' share; and
*     The  Company's further investment in non-utility operations is restricted.


LIQUIDITY  AND  CAPITAL  RESOURCES
CONSTRUCTION-Our capital requirements result from the need to construct facilities or to invest in programs to meet anticipated customer demand for electric service. Capital expenditures, net of customer advances for construction, over the past three years and forecasted for 2002 are as follows



             Generation     Transmission   Distribution   Conservation   Other*    Total
           ---------------  -------------  -------------  -------------  -------  -------
                                             (In thousands)
Actual:
---------
1999. . .  $           211  $         144  $       5,930  $       1,943  $ 9,038  $17,266
2000. . .            1,937            348          7,316             **    5,876   15,477
2001. . .            2,323          1,219          8,567             **    3,529   15,638
Forecast:
---------
2002. . .  $         3,258  $       1,827  $       9,173             **  $ 5,447  $19,705

* Other includes $6.1 million in 1999, $1.3 million in 2000, $1.5 million in 2001, and an estimated $2.2 million in 2002 for the Pine Street Barge Canal site.
**A state-wide Energy Efficiency Utility set up by the VPSB in 1999 manages all energy efficiency programs, receiving funds the Company bills to its customers as a separate charge.

DIVIDEND POLICY- The annual dividend rate was $0.55 per share at December 31, 2001.
     The Settlement Order limits the dividend rate at its current level until short-term credit facilities are replaced with long-term debt or equity financing. Retained earnings at December 31, 2001 were approximately $8.1 million. The Company recorded substantial improvement in retained earnings during 2001 and, with continued growth in retained earnings, believes it will be able to gradually increase the current dividend rate after restructuring its credit arrangements. If retained earnings were eliminated, the Company would not be able to declare a dividend under its Restated Articles of Association.

FINANCING AND CAPITALIZATION-Internally-generated funds provided approximately 100 percent, 41 percent, and 92 percent of requirements for 2001, 2000 and 1999, respectively. Internally generated funds, after payment of dividends, provide capital requirements for construction, sinking funds and other requirements. We anticipate that for 2002, internally generated funds will provide approximately 90 percent of total capital requirements for regulated operations, the remainder to be derived by bank loans.
     The Company is not dependent on the use of off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities. We do have material power supply commitments that are discussed in detail under the captions "Power Contract
Commitments"  and  "Power  Supply  Expenses".
     At December 31, 2001, our capitalization consisted of 51.2 percent common equity, 42.5 percent long-term debt and 6.3 percent preferred equity.
          The Company has a $15.0 million, 364-day revolving credit agreement with Fleet Financial Services ("Fleet") joined by KeyBank National Association, ("KeyBank") expiring June 2002 (the "Fleet-Key Agreement"). The Fleet-Key Agreement replaced a similar agreement with Fleet and Citizens Bank of Massachusetts (the "Fleet agreement") in the amount of $15.0 million, with borrowings outstanding of $500,000, with a weighted average rate of 9.5 percent, at December 31, 2000. There were no amounts outstanding on the Fleet-Key Agreement at December 31, 2001. There was no non-utility short-term debt outstanding at December 31, 2001. The Fleet-Key Agreement is unsecured.
     On September 20, 2000, we established a $15.0 million revolving credit agreement with KeyBank. The Company was required to invest $15.0 million provided by Energy East Corporation ("EE"), pursuant to a power supply option agreement, in a certificate of deposit at KeyBank pledged by the Company to secure the repayment of the Keybank revolving credit facility. The payment made by EE was returned with accrued interest on September 11, 2001. The KeyBank agreement expired on September 19, 2001.
     On July 27, 2001, the VPSB approved a $12.0 million two-year unsecured loan agreement, with Fleet, joined by KeyBank, and the loan was made to the Company on August 24, 2001. The Company used this facility, along with proceeds from the maturing KeyBank certificate of deposit, to terminate the KeyBank agreement and repay the $15.0 million it received from EE pursuant to the power supply option agreement. At December 31, 2001, there was $12.0 million outstanding under the two-year loan agreement.
      On  March  12,  2002, the Company purchased $10.0 million of the Company's
7.32 percent, Class E, Series 1 preferred stock outstanding for approximately $10.1 million.
          On March 15, 2002, the Company will redeem all of its 10 percent First Mortgage Bonds due June 1, 2004. The bonds total $5.1 million and are subject to annual sinking fund requirements of $1.7 million. The call premium will be approximately $0.1 million.
     See Note D, Preferred Stock, Note F, Long Term Debt, and Note M, Subsequent Events for additional information.


     The Company anticipates that it will secure financing that replaces some or all of its expiring facilities during 2002.
     The  credit  ratings  of the Company's securities at December 31, 2001 are:



                      Fitch  Moody's  Standard & Poor's
                      -----  -------  -----------------
First mortgage bonds  BBB    Baa2     BBB
Preferred stock. . .  BBB-   Ba2      BB

During the first quarter of 2001, Moody's Investors Service and Fitch upgraded the Company's first mortgage bond and preferred stock ratings. The rating actions reflected the rating agencies' earnings and cash flow expectations for the Company following the Settlement Order.
          In the event of a change in the Company's first mortgage bond credit rating to below investment grade, scheduled payments under the Company's first mortgage bonds would not be affected. Such a change would require the Company to post what would currently amount to a $4.3 million bond under our remediation agreement with the EPA regarding the Pine Street Barge Canal site. The MS contract requires credit assurances if the Company's first mortgage bond credit ratings are lowered to below investment grade by any two of the three credit rating agencies listed above.
     The following table presents a summary of certain material contractual obligations existing as of December 31, 2001.


                   Summary of certain material     Payments Due by Period
                                                   ----------------------
                         contractual obligations               2003 and  2005 and    After
                                          TOTAL        2002      2004      2006      2006
                                     ---------------  -------  --------  --------  --------
                                     (In thousands)
Long-term debt. . . . . . . . . . .  $        84,100  $ 9,700  $ 23,400  $ 14,000  $ 37,000
Interest on long-term debt. . . . .           64,294    5,938     9,294     7,994    41,068
Preferred stock . . . . . . . . . .              560      235       150       115        60
Capital lease obligations . . . . .            5,959      426       851       851     3,831
Hydro-Quebec power supply contracts          715,579   48,473    94,960   100,561   471,585
MS power supply contract. . . . . .           30,331   17,227    13,104         -         -
                                     ---------------  -------  --------  --------  --------
    Total . . . . . . . . . . . . .  $       900,823  $81,999  $141,759  $123,521  $553,544
                                     ===============  =======  ========  ========  ========

See the captions "Power Supply Expense" and "Power Contract Commitments" for additional information about the Hydro-Quebec and MS power supply contracts, and Note M, Subsequent Events, for additional information about early retirement of long-term debt and preferred stock.
FUTURE  OUTLOOK

COMPETITION AND RESTRUCTURING-The electric utility business is experiencing rapid and substantial changes. These changes are the result of the following trends:
* disparity in electric rates, transmission, and generating capacity among and within various regions of the country;
*     improvements  in  generation  efficiency;
*     increasing  demand  for  customer  choice;
* new regulations and legislation intended to foster competition, also known as restructuring; and
*     increasing  volatility  of  wholesale  market  prices  for  electricity.

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

     These competitive pressures have led the Company and other utilities to offer, from time to time, special discounts or service packages to certain large customers.
     In certain states across the country, including all the New England states except Vermont, legislation has been enacted to allow retail customers to choose their electricity suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as retail wheeling). Increased pressure in the electric utility industry may restrict the Company's ability to charge energy prices sufficient to recover costs of service, such as the cost of purchased power obligations or of generation facilities owned by the Company. The amount by which such costs might exceed market prices is commonly referred to as stranded costs.
     Regulatory and legislative authorities at the federal level and in some states, including Vermont where legislation has not been enacted, are considering whether, when and how to facilitate competition for electricity sales at the retail level. Recent difficulties in some regulatory jurisdictions, such as California, have dampened any immediate push towards deregulation in Vermont. However, in the future, the Vermont General Assembly through legislation, or the VPSB through a subsequent report, action or proceeding, may allow customers to choose their electric supplier. If this happens without providing for recovery of a significant portion of the costs associated with our power supply obligations and other costs of providing vertically integrated service, the Company's franchise, including our operating results, cash flows and ability to pay dividends at the current level, would be adversely affected.
     During 2001, the Town of Rockingham ("Rockingham"), Vermont initiated inquiries and legal procedures to establish its own electric utility, seeking to purchase an existing hydro-generation facility from a third party, and the associated distribution plant owned by the Company within the town. In March 2002, voters in Rockingham approved an article authorizing Rockingham to create a municipal utility by acting to acquire a municipal plant which would include the Bellows Falls Hydroelectric facility and the electric distribution systems of the Company and/or Central Vermont Public Service Corporation. The Company receives annual revenues of approximately $4.0 million from its customers in Rockingham. Should Rockingham create a municipal system, the Company would vigorously pursue its right to receive just compensation from Rockingham. Such compensation would include full reimbursement for Company assets, if acquired, and full reimbursement of any other costs associated with the loss of customers in Rockingham, to assure that our remaining customers do not subsidize a Rockingham municipal utility.


NUCLEAR DECOMMISSIONING-The staff of the SEC has questioned certain current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating units in financial statements. In response to these questions, the Financial Accounting Standards Board ("FASB") had agreed to review the accounting for closure and removal costs, including decommissioning. The FASB issued a new statement in August 2001 for "Accounting for Asset Retirement Obligations", which provides guidance on accounting for nuclear plant decommissioning costs. The Company has not yet determined what impact, if any, the new accounting standard will have on its investment in VY. We do not believe that changes in such accounting, if required, would have an adverse effect on the results of our operations due to our current and future ability to recover decommissioning costs through rates.

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


39

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                        GREEN MOUNTAIN POWER CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Financial  Statements                                                    Page

Consolidated  Statements  of  Income                                         40
    For  the  Years  Ended  December  31,  2001,  2000,  and  1999

Consolidated  Statements  of  Cash  Flows For the                             41
    Years  Ended  December  31,  2001,  2000,  and  1999

Consolidated  Balance  Sheets  as  of                                         42
    December  31,  2001  and  2000

Consolidated  Capitalization  Data  as  of                                    44
    December  31,  2001  and  2000

Notes  to  Consolidated  Financial  Statements                                45

Quarterly  Financial  Information                                           70

Report  of  Independent  Public  Accountants                                  71

Schedules

For  the  Years  Ended  December  31,  2001,  2000,  and  1999:

    II  Valuation  and  Qualifying  Accounts  and Reserves                    72

             All other schedules are omitted as they are either not required, not applicable or the information is otherwise provided.

Consent  and  Report  of  Independent  Public  Accountants

             Arthur  Andersen  LLP                                          73


The accompanying notes are an integral part of the consolidated financial statements.



PART  I,  ITEM  1

GREEN  MOUNTAIN  POWER  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
                                                               DECEMBER 31,

                                                                                                 2001          2000
                                                                                            ---------------  --------
                                                                                            (in thousands)
ASSETS
UTILITY PLANT
                   Utility plant, at original cost                                          $       302,489  $291,107
                   Less accumulated depreciation                                                    119,054   110,273
                                                                                            ---------------  --------
                   Net utility plant                                                                183,435   180,834
                   Property under capital lease                                                       5,959     6,449
                   Construction work in progress                                                      7,464     7,389
                                                                                            ---------------  --------
                                                                  Total utility plant, net          196,858   194,672
                                                                                            ---------------  --------
OTHER INVESTMENTS
                   Associated companies, at equity                                                   14,093    14,373
                   Other investments                                                                  6,852     6,357
                                                                                            ---------------  --------
                                                                  Total other investments            20,945    20,730
                                                                                            ---------------  --------
CURRENT ASSETS
                   Cash and cash equivalents                                                          5,006       341
                   Certficate of deposit, pledged as collateral                                           -    15,437
                   Accounts receivable, less allowance for
                   doubtful accounts of $613 and $463                                                17,111    22,365
                   Accrued utility revenues                                                           5,864     7,093
                   Fuel, materials and supplies, at average cost                                      4,058     4,056
                   Prepayments                                                                        1,976     2,525
                   Income tax receivable                                                              1,699     1,613
                   Other                                                                                469       222
                                                                                            ---------------  --------
                                                                  Total current assets               36,183    53,652
                                                                                            ---------------  --------
DEFERRED CHARGES
                   Demand side management programs                                                    6,961     6,358
                   Purchased power costs                                                              3,504    11,789
                   Pine Street Barge Canal                                                           12,425    12,370
                   Power supply derivative deferral                                                  37,313         -
                   Other                                                                             14,870    15,519
                                                                                            ---------------  --------
                                                                  Total deferred charges             75,073    46,036
                                                                                            ---------------  --------

NON-UTILITY
                   Other current assets                                                                   8         8
                   Property and equipment                                                               250       252
                   Other assets                                                                         817     1,258
                                                                                            ---------------  --------
                                                                  Total non-utility assets            1,075     1,518
                                                                                            ---------------  --------

TOTAL ASSETS                                                                                $       330,134  $316,608
                                                                                            ===============  ========


The accompanying notes are an integral part of these consolidated financial statements.







GREEN  MOUNTAIN  POWER  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
                                          DECEMBER 31,

                                                    2001       2000
                                                  ---------  ---------
(in thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
5,701,010 and 5,582,552) . . . . . . . . . . . .  $ 19,004   $ 18,608
Additional paid-in capital . . . . . . . . . . .    74,581     73,321
Retained earnings. . . . . . . . . . . . . . . .     8,070        493
Treasury stock, at cost (15,856 shares). . . . .      (378)      (378)
                                                  ---------  ---------
Total common stock equity. . . . . . . . . . . .   101,277     92,044
Redeemable cumulative preferred stock. . . . . .    12,325     12,560
Long-term debt, less current maturities. . . . .    74,400     72,100
                                                  ---------  ---------
Total capitalization . . . . . . . . . . . . . .   188,002    176,704
                                                  ---------  ---------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . .     5,959      6,449
                                                  ---------  ---------
CURRENT LIABILITIES
Current maturities of preferred stock. . . . . .       235        235
Current maturities of long-term debt . . . . . .     9,700      9,700
Short-term debt. . . . . . . . . . . . . . . . .         -     15,500
Accounts payable, trade and accrued liabilities.     7,237      7,755
Accounts payable to associated companies . . . .     8,361      8,510
Rate levelization liability. . . . . . . . . . .     8,527          -
Customer deposits. . . . . . . . . . . . . . . .       971        696
Purchased power call option liability. . . . . .         -      8,276
Interest accrued . . . . . . . . . . . . . . . .     1,100      1,150
Energy East power supply obligation. . . . . . .         -     15,419
Other. . . . . . . . . . . . . . . . . . . . . .     2,945      1,103
                                                  ---------  ---------
Total current liabilities. . . . . . . . . . . .    39,076     68,344
                                                  ---------  ---------
DEFERRED CREDITS
Power supply derivative liability. . . . . . . .    37,313          -
Accumulated deferred income taxes. . . . . . . .    23,759     25,644
Unamortized investment tax credits . . . . . . .     3,413      3,695
Pine Street Barge Canal cleanup liability. . . .    10,059     11,554
Other. . . . . . . . . . . . . . . . . . . . . .    20,852     20,901
                                                  ---------  ---------
Total deferred credits . . . . . . . . . . . . .    95,396     61,794
                                                  ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
Net liabilities of discontinued segment. . . . .     1,701      3,317
                                                  ---------  ---------
Total non-utility liabilities. . . . . . . . . .     1,701      3,317
                                                  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . .  $330,134   $316,608
                                                  =========  =========



The accompanying notes are an integral part of these consolidated financial statements.





GREEN  MOUNTAIN  POWER  CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME          For the Years Ended December 31

                                                                                  2001       2000       1999
                                                                                ---------  ---------  ---------
(In thousands, except per share data)

OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $283,464   $277,326   $251,048
OPERATING EXPENSES
Power Supply
  Vermont Yankee Nuclear Power Corporation . . . . . . . . . . . . . . . . . .    30,114     34,813     34,987
  Company-owned generation . . . . . . . . . . . . . . . . . . . . . . . . . .     4,742      7,777      5,582
  Purchases from others. . . . . . . . . . . . . . . . . . . . . . . . . . . .   166,209    168,947    142,699
Other operating. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,924     17,644     17,582
Transmission . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,130     14,237     10,800
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,108      6,633      6,728
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .    14,294     15,304     16,187
Taxes other than income. . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,536      7,402      7,295
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,948       (691)     1,242
                                                                                ---------  ---------  ---------
    Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .   267,005    272,066    243,102
                                                                                ---------  ---------  ---------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,459      5,260      7,946
                                                                                ---------  ---------  ---------

OTHER INCOME
Equity in earnings of affiliates and non-utility operations. . . . . . . . . .     2,253      2,495      2,919
Allowance for equity funds used during construction. . . . . . . . . . . . . .       210        284        134
                                                                                ---------
Other (deductions) income, net . . . . . . . . . . . . . . . . . . . . . . . .       (90)       (73)       400
                                                                                ---------  ---------  ---------
    Total other income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,373      2,706      3,453
                                                                                ---------  ---------  ---------
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .    18,832      7,966     11,399
                                                                                ---------  ---------  ---------
INTEREST CHARGES
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,073      6,499      6,716
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,154        986        558
Allowance for borrowed funds used during construction. . . . . . . . . . . . .      (188)      (228)       (91)
                                                                                ---------  ---------  ---------
    Total interest charges . . . . . . . . . . . . . . . . . . . . . . . . . .     7,039      7,257      7,183
                                                                                ---------  ---------  ---------
INCOME BEFORE PREFERRED DIVIDENDS AND
DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,793        709      4,216
Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .       933      1,014      1,155
                                                                                ---------  ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . .    10,860       (305)     3,061
Net loss from discontinued segment operations, net of applicable income taxes.         -          -       (603)
Loss on disposal, including provisions for
operating losses during phaseout period, net of applicable income taxes. . . .      (182)    (6,549)    (6,676)
                                                                                ---------  ---------  ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK . . . . . . . . . . . . . . . . .  $ 10,678   $ (6,854)  $ (4,218)
                                                                                =========  =========  =========
EARNINGS PER SHARE
Basic earnings (loss) per share from continuing operations . . . . . . . . . .  $   1.93   $  (0.06)  $   0.57
Basic earnings (loss) per share from discontinued operations . . . . . . . . .     (0.03)     (1.19)     (1.36)
                                                                                ---------  ---------  ---------
Basic earnings (loss) per share. . . . . . . . . . . . . . . . . . . . . . . .  $   1.90   $  (1.25)  $  (0.79)
                                                                                =========  =========  =========
Diluted earnings (loss) per share from continuing operations . . . . . . . . .  $   1.88   $  (0.06)  $   0.57
Diluted earnings (loss) per share from discontinued operations . . . . . . . .     (0.03)     (1.19)     (1.36)
                                                                                ---------  ---------  ---------
Diluted earnings (loss) per share. . . . . . . . . . . . . . . . . . . . . . .  $   1.85   $  (1.25)  $  (0.79)
                                                                                =========  =========  =========
Cash dividends declared per share. . . . . . . . . . . . . . . . . . . . . . .  $   0.55   $   0.55   $   0.55
Weighted average shares outstanding-basic. . . . . . . . . . . . . . . . . . .     5,630      5,491      5,361
Weighted average equivalent shares outstanding-diluted . . . . . . . . . . . .     5,789      5,491      5,361
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Balance - beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .  $    493   $ 10,344   $ 17,508
Net Income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,611     (5,840)    (3,063)
                                                                                ---------  ---------  ---------
                                                                                  12,104      4,504     14,445
                                                                                ---------  ---------  ---------
Cash dividends-redeemable cumulative preferred stock . . . . . . . . . . . . .       933      1,014      1,155
Cash dividends-common stock. . . . . . . . . . . . . . . . . . . . . . . . . .     3,101      2,997      2,946
                                                                                ---------  ---------  ---------
                                                                                   4,034      4,011      4,101
                                                                                ---------  ---------  ---------
Balance - end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,070   $    493   $ 10,344
                                                                                =========  =========  =========





 GREEN  MOUNTAIN  POWER  CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS            FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              2001          2000       1999
                                                         ---------------  ---------  --------
OPERATING ACTIVITIES:                                    (in thousands)
Net income (loss) before preferred dividends. . . . . .  $       11,611   $ (5,840)  $(3,063)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . .          14,294     15,304    16,187
Dividends from associated companies less equity income.             280        (26)      169
Allowance for funds used during construction. . . . . .            (398)      (512)     (224)
Amortization of deferred purchased power costs. . . . .           3,767      5,575     5,725
Deferred income taxes . . . . . . . . . . . . . . . . .          (2,167)       161     1,530
Provision for chargeoff of deferred regulatory asset. .               -      3,229         -
Deferred purchased power costs. . . . . . . . . . . . .           1,126     (6,692)   (6,590)
Accrued purchase power contract option call . . . . . .          (8,276)     8,276         -
Provision for loss on segment disposal. . . . . . . . .             182      6,549     6,676
Arbitration costs recovered (deferred). . . . . . . . .           3,229     (3,184)   (1,684)
Rate levelization liability . . . . . . . . . . . . . .           8,527          -         -
Environmental and conservation deferrals, net . . . . .          (3,380)    (2,073)   (8,048)
Changes in:
Accounts receivable . . . . . . . . . . . . . . . . . .           5,254     (3,862)      474
Accrued utility revenues. . . . . . . . . . . . . . . .           1,229       (125)     (358)
Fuel, materials and supplies. . . . . . . . . . . . . .              (2)      (766)     (150)
Prepayments and other current assets. . . . . . . . . .             302       (165)    4,009
Accounts payable. . . . . . . . . . . . . . . . . . . .            (666)     3,004       665
Accrued income taxes payable and receivable . . . . . .           1,187       (372)   (1,611)
Other current liabilities . . . . . . . . . . . . . . .             794     (7,341)    1,722
Other . . . . . . . . . . . . . . . . . . . . . . . . .          (1,603)      (181)     (324)
                                                         ---------------  ---------  --------
Net cash provided by continuing operations. . . . . . .          35,290     10,959    15,105
Net change in discontinued segment. . . . . . . . . . .          (1,797)       245      (138)
                                                         ---------------  ---------  --------
Net cash provided by operating activities . . . . . . .          33,493     11,204    14,967

INVESTING ACTIVITIES:
Construction expenditures . . . . . . . . . . . . . . .         (12,963)   (13,853)   (9,174)
Proceeds from subsidiary sales. . . . . . . . . . . . .               -      6,000         -
Investment in nonutility property . . . . . . . . . . .            (212)      (187)     (190)
                                                         ---------------  ---------  --------
Net cash used in investing activities . . . . . . . . .         (13,175)    (8,040)   (9,364)
                                                         ---------------  ---------  --------
FINANCING ACTIVITIES:
Proceeds from term loan . . . . . . . . . . . . . . . .          12,000          -         -
Reduction in preferred stock. . . . . . . . . . . . . .            (235)    (1,640)   (1,650)
Issuance of common stock. . . . . . . . . . . . . . . .           1,655      1,250     1,054
Proceeds (purchases) of certificate of deposit. . . . .          16,173    (15,437)        -
Power supply option obligation. . . . . . . . . . . . .         (16,012)    15,419         -
Reduction in long-term debt . . . . . . . . . . . . . .          (9,700)    (6,700)   (1,700)
Short-term debt, net. . . . . . . . . . . . . . . . . .         (15,500)     7,600       900
Cash dividends. . . . . . . . . . . . . . . . . . . . .          (4,034)    (4,011)   (4,101)
                                                         ---------------  ---------  --------

Net cash used in financing activities . . . . . . . . .         (15,653)    (3,519)   (5,497)
                                                         ---------------  ---------  --------
Net increase (decrease) in cash and cash equivalents. .           4,665       (355)      106

Cash and cash equivalents at beginning of period. . . .             341        696       590
                                                         ---------------  ---------  --------

Cash and cash equivalents at end of period. . . . . . .  $        5,006   $    341   $   696
                                                         ===============  =========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
Interest (net of amounts capitalized) . . . . . . . . .  $        6,936   $  7,185   $ 7,034
Income taxes, net . . . . . . . . . . . . . . . . . . .           9,622      1,191       997


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED  CAPITALIZATION  DATA
GREEN  MOUNTAIN  POWER  CORPORATION  At  December  31,
                                                      SHARES
                                              ISSUED AND OUTSTANDING
                                              ----------------------

                                   AUTHORIZED    2001       2000          2001         2000
                                   ----------  ---------  ---------  ---------------  -------
                                                                     (In thousands)
COMMON STOCK
Common Stock, $3.33 1/3 par value  10,000,000  5,685,154  5,566,696  $        19,004  $18,608
                                                                     ===============  =======



                                                                                        OUTSTANDING
                                         AUTHORIZED  ISSUED    2001     2000         2001         2000
                                         ----------  -------  -------  -------  ---------------  -------
                                           Shares                               (In thousands)

REDEEMABLE CUMULATIVE PREFERRED STOCK,
100 PAR VALUE
4.75%, Class B, redeemable at
101 per share. . . . . . . . . . . . .      15,000   15,000    1,150    1,450  $           115  $   145
7%, Class C, redeemable at
101 per share. . . . . . . . . . . . .      15,000   15,000    2,850    3,300              285      330
9.375%, Class D, Series 1,
redeemable at $101 per share. . . . . .      40,000   40,000    1,600    3,200              160      320
7.32%, Class E, Series 1. . . . . . . .     200,000  120,000  120,000  120,000           12,000   12,000
                                                                                ---------------  -------
TOTAL PREFERRED STOCK                                                           $        12,560  $12,795
                                                                                ===============  =======




                                                                      2001         2000
                                                                 ---------------  -------
                                                                 (In thousands)
LONG-TERM DEBT
Fleet/Key Term Loan due August 2003 . . . . . . . . . . . . . .  $        12,000  $     -
FIRST MORTGAGE BONDS
6.21% Series due 2001 . . . . . . . . . . . . . . . . . . . . .                -    8,000
6.29% Series due 2002 . . . . . . . . . . . . . . . . . . . . .            8,000    8,000
6.41% Series due 2003 . . . . . . . . . . . . . . . . . . . . .            8,000    8,000
10.0% Series due 2004 - Cash sinking fund, $1,700,000 annually.            5,100    6,800
7.05% Series due 2006 . . . . . . . . . . . . . . . . . . . . .            4,000    4,000
7.18% Series due 2006 . . . . . . . . . . . . . . . . . . . . .           10,000   10,000
6.7% Series due 2018. . . . . . . . . . . . . . . . . . . . . .           15,000   15,000
9.64% Series due 2020 . . . . . . . . . . . . . . . . . . . . .            9,000    9,000
8.65% Series due 2022 - Cash sinking fund, commences 2012 . . .           13,000   13,000
                                                                 ---------------  -------
Total Long-term Debt Outstanding. . . . . . . . . . . . . . . .           84,100   81,800
Less Current Maturities (due within one year) . . . . . . . . .            9,700    9,700
                                                                 ---------------  -------
TOTAL LONG-TERM DEBT, LESS CURRENT MATURITIES . . . . . . . . .  $        74,400  $72,100
                                                                 ===============  =======


The accompanying notes are an integral part of these consolidated financial statements.

Notes  to  Consolidated  Financial  Statements

A.  SIGNIFICANT  ACCOUNTING  POLICIES


     1.  Organization  and  Basis  of  Presentation.  Green  Mountain  Power
Corporation (the "Company") is an investor-owned electric services company located in Vermont with a principal service territory that includes approximately one-quarter of Vermont's population. Nearly all of the Company's net income is generated from its regulated electric utility operation, which purchases and generates electric power and distributes it to approximately
87,000 retail and wholesale customers. At December 31, 2001, the Company's primary subsidiary investment was Northern Water Resources, Inc. ("NWR"), formerly known as Mountain Energy, Inc., which had invested in energy generation, energy efficiency and wastewater treatment projects across the United States. In 2000, the Company disposed of most of the assets of NWR, and reports its results as income (loss) from operations of a discontinued segment. In 1998, the Company sold the assets of its wholly-owned subsidiary, Green Mountain Propane Gas Company ("GMPG"). The Company's remaining wholly-owned subsidiaries, which are not regulated by the Vermont Public Service Board ("VPSB" or the "Board"), are Green Mountain Resources, Inc. ("GMRI"), which sold its remaining interest in Green Mountain Energy Resources in 1999 and is currently inactive, and GMP Real Estate Corporation. The results of these subsidiaries, excluding NWR, and the Company's unregulated rental water heater program are included in earnings of affiliates and non-utility operations in the Other (Deductions) Income section of the Consolidated Statements of Income. Summarized financial information for these subsidiaries is as follows:


             For the years ended December 31,
                    2001         2000    1999
              ---------------  ------  ------
              (In thousands)
Revenues . .  $         1,012  $1,034  $1,286
Expenses . .              575     495     184
              ---------------  ------  ------
  Net Income  $           437  $  539  $1,102
              ===============  ======  ======

The Company accounts for its investments in various associated companies, Vermont Yankee Nuclear Power Corporation ("Vermont Yankee" or "VY"), Vermont
Electric Power Company, Inc. ("VELCO"), New England Hydro-Transmission Corporation, and New England Hydro-Transmission Electric Company using the equity method of accounting. The Company's share of the net earnings or losses of these companies is also included in the Other Income section of the Consolidated Statements of Income. See Note B and Note L for additional information.

     2. Regulatory Accounting. The Company's utility operations, including accounting records, rates, operations and certain other practices of its electric utility business, are subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC") and the VPSB.
          The accompanying consolidated financial statements conform to accounting principles generally accepted in the United States applicable to rate-regulated enterprises in accordance with Statement of Financial Accounting Standards No. 71 ("SFAS 71"), Accounting for Certain Types of Regulation. Under SFAS 71, the Company accounts for certain transactions in accordance with permitted regulatory treatment. As such, regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. Conditions that could give rise to the discontinuance of SFAS 71 include increasing competition that restricts the Company's ability to recover specific costs, and a change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. In the event that the Company no longer meets the criteria under SFAS 71, the Company would be required to write off related regulatory assets and liabilities as summarized in the following table:


SFAS  71  Deferred  charges

                                    At December 31,
                                   2001          2000
                             -----------------  -------
                              (in thousands)
Power Supply Derivative . .  $          37,313  $     -
Pine Street Barge Canal . .             12,425   12,370
Power Supply. . . . . . . .              6,112   15,689
Demand Side Management. . .              6,961    6,358
Preliminary Survey. . . . .              1,094    1,040
Storm Damages . . . . . . .              2,169    2,102
Regulatory Commission costs                873      459
Tree Trimming . . . . . . .                905      999
Restructuring Costs . . . .              3,502    4,788
Other . . . . . . . . . . .              2,895    3,749
                             -----------------  -------
Total Deferred Charges. . .  $          74,249  $47,554
                             =================  =======

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

          3. Impairment. The Company is required to evaluate long-lived assets, including regulatory assets, for potential impairment. Assets that are no longer probable of recovery through future revenues would be revalued based upon future cash flows. Regulatory assets are charged to expense in the period in which they are no longer probable of future recovery. As of December 31, 2001, based upon the regulatory environment within which the Company currently operates, the Company does not believe that an impairment loss should be recorded. Competitive influences or regulatory developments may impact this status in the future.

          4. Utility Plant. The cost of plant additions includes all construction-related direct labor and materials, as well as indirect construction costs, including the cost of money ("Allowance for Funds Used During Construction" or "AFUDC"). As part of a rate agreement with the DPS, the Company discontinued recording AFUDC on construction work in progress in January 2001. The costs of renewals and improvements of property units are capitalized. The costs of maintenance, repairs and replacements of minor property items are charged to maintenance expense. The costs of units of property removed from service, net of removal costs and salvage, are charged to accumulated depreciation.

     5. Depreciation. The Company provides for depreciation using the straight-line method based on the cost and estimated remaining service life of the depreciable property outstanding at the beginning of the year and adjusted for salvage value and cost of removal of the property. Accounting for costs of removal could be affected by the new accounting standard on asset retirement obligations as discussed under the caption "New Accounting Standards".
          The annual depreciation provision was approximately 3.5 percent of total depreciable property at the beginning of 2001, 3.5 percent at the beginning of 2000 and 3.3 percent at the beginning of 1999.

     6. Cash and Cash Equivalents. Cash and cash equivalents include short-term investments with original maturities less than ninety days.

     7. Operating Revenues. Operating revenues consist principally of sales of electric energy at regulated rates. The Company accrues utility revenues, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenues with related costs.

     8. Deferred Charges. In a manner consistent with authorized or expected ratemaking treatment, the Company defers and amortizes certain replacement power, maintenance and other costs associated with the Vermont Yankee Nuclear Power Corporation's generation plant. In addition, the Company accrues and amortizes other replacement power expenses to reflect more accurately its cost of service to better match revenues and expenses consistent with regulatory treatment. The Company also defers and amortizes costs associated with its investment in its demand side management program.
     Other deferred charges totaled $14.9 million and $15.5 million at December 31, 2001 and 2000, respectively, consisting of regulatory deferrals of storm damages, rights-of-way maintenance, other employee benefits, preliminary survey and investigation charges, transmission interconnection charges, regulatory tax assets and various other projects and deferrals.

     9. Earnings Per Share. Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. During the year ended December 31, 2000, the Company established a stock incentive plan for all employees, and granted 335,300 options exercisable over vesting schedules of between one and four years. During 2001, the Company granted an additional 56,450 options. See Note C for additional information.

     10. Major Customers. The Company had one major retail customer, International Business Machines Corporation("IBM"), metered at two locations, that accounted for 26.6 percent, 26.6 percent, and 25.9 percent of retail MWh sales, and 19.2 percent, 16.5 percent and 16.2 percent of the Company's retail operating revenues in 2001, 2000 and 1999, respectively. IBM's percent of retail operating revenues in 2001 increased due to a rate increase.

     11. Fair Value of Financial Instruments. The present value of the first mortgage bonds and preferred stock outstanding, if refinanced using prevailing market rates of interest, would decrease from the balances outstanding at December 31, 2001 by approximately 7.3 percent. In the event of such a refinancing, there would be no gain or loss because under established regulatory precedent, any such difference would be reflected in rates and have no effect upon net income.

     12. Deferred Credits. At December 31, 2001, the Company had other deferred credits and long-term liabilities of $20.9 million, consisting of reserves for damage claims, and accruals for employee benefits compared with a balance of $20.9 million at December 31, 2000.

     13. Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect assets and liabilities, the disclosure of contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

     14. Reclassifications. Certain items on the prior year's consolidated financial statements have been reclassified to be consistent with the current year presentation.

          15.  New  Accounting  Standards.   In  June  1998,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133").
          SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, was effective for the Company beginning 2001.
               One objective of the Company's risk management program is to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights with counter-parties that have at least investment grade ratings. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. Futures, swaps and forward contracts are used to hedge market prices should option calls by Hydro-Quebec be exercised. The Company's risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions.
      On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings or other comprehensive income effects relating to future periods caused by application of SFAS 133. At December 31, 2001, the Company had a liability reflecting the negative fair value of the two derivatives described below, as well as a corresponding regulatory asset of approximately $37.3 million. The Company believes that the regulatory asset is probable of recovery in future rates. The regulatory liability is based on current estimates of future market prices that are likely to change by material amounts.
          If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.
               The Company has a contract with Morgan Stanley Capital Group, Inc. ("MS") used to hedge against increases in fossil fuel prices. MS purchases the majority of the Company's power supply resources at index (fossil fuel resources) or specified (i.e., contracted resources) prices and then sells to us at a fixed rate to serve pre-established load requirements. This contract allows management to fix the cost of much of its power supply requirements, subject to power resource availability and other risks. The MS contract is a derivative under SFAS 133 and is effective through December 31, 2003.
Management's estimate of the fair value of the future net cost of this arrangement at December 31, 2001 is approximately $11.6 million.
          We also sometimes use future contracts to hedge forecasted wholesale sales of electric power, including material sales commitments as discussed in Note K. We currently have an arrangement with Hydro-Quebec that grants them an option to call power at prices below current and estimated future market rates. This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at December 31, 2001 is approximately $25.7 million.
          In  June  2001,  the  FASB  issued  Statement  of Financial Accounting
Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method to account for business combinations initiated after June 30, 2001 and uses a non-amortization approach to purchased goodwill and other indefinite-lived intangible assets. Under SFAS 142, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives, will no longer be amortized, and will be subject to annual impairment tests. The Company does not expect the application of these accounting standards to materially impact its financial position or results of operations.
          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002, which provides guidance on accounting for nuclear plant decommissioning costs. SFAS 143 prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning obligations, and requires recognition of such liabilities at the time incurred. The Company has not yet determined what impact, if any, the accounting standard will have on its financial position or results of operations.
          In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 specifies accounting and reporting for the impairment or disposal of long-lived assets. The Company has not yet quantified the impact, if any, of adopting SFAS 144 on its financial position or results of operations.

B.  INVESTMENTS  IN  ASSOCIATED  COMPANIES

          The Company accounts for investments in the following associated companies by the equity method:


                                                   PERCENT     INVESTMENT IN EQUITY
                                              OWNERSHIP AT          AT DECEMBER 31,

                                          DECEMBER 31,2001        2001         2000
                                          -----------------  ---------------  -------
                                                             (IN THOUSANDS)
VELCO-common . . . . . . . . . . . . . .             29.50%  $         1,932  $ 1,916
VELCO-preferred. . . . . . . . . . . . .             30.00%              420      540
                                                             ---------------  -------
Total VELCO                                                            2,352    2,456

Vermont Yankee- Common . . . . . . . . .             17.88%            9,725    9,713
New England Hydro Transmission-Common. .              3.18%              761      827
New England Hydro Transmission Electric-
    Common . . . . . . . . . . . . . . .              3.18%            1,255    1,377
                                                             ---------------  -------
Total investment in associated companies                     $        14,093  $14,373
                                                             ===============  =======

Undistributed earnings in associated companies totaled approximately $522,000 at December 31, 2001.

          VELCO. VELCO is a corporation engaged in the transmission of electric power within the State of Vermont. VELCO has entered into transmission agreements with the State of Vermont and other electric utilities, and under these agreements, VELCO bills all costs, including interest on debt and a fixed return on equity, to the State and others using VELCO's transmission system. The Company's purchases of transmission services from VELCO were $11.5 million, $9.8 million, and $7.9 million for the years 2001, 2000 and 1999, respectively. Pursuant to VELCO's Amended Articles of Association, the Company is entitled to approximately 30 percent of the dividends distributed by VELCO. The Company has recorded its equity in earnings on this basis and also is obligated to provide its proportionate share of the equity capital requirements of VELCO through continuing purchases of its common stock, if necessary.


Summarized  financial  information  for  VELCO  is  as  follows:

At  and  for  the  years  ended  December  31,

                                     2001         2000     1999
                                ---------------  -------  -------
                                 (In thousands)
Company's equity in net income  $           308  $   395  $   357
                                ===============  =======  =======
Total assets . . . . . . . . .  $        89,370  $82,123  $67,294
Less:
Liabilities and long-term debt           81,448   73,874   58,731
                                ---------------  -------  -------
Net assets . . . . . . . . . .  $         7,922  $ 8,249  $ 8,563
                                ===============  =======  =======

Company's equity in net assets  $         2,352  $ 2,456  $ 2,529
                                ===============  =======  =======


Vermont Yankee. At December 31, 2001, the Company was responsible for approximately 17.9 percent of Vermont Yankee's expenses of operations, including costs of equity capital and estimated costs of decommissioning, and is entitled to a similar share of the power output of the nuclear plant, which has a net capacity of 531 megawatts. Vermont Yankee's estimate of the current cost of decommissioning is approximately $471 million, using the 1993 FERC approved escalation rate of 5.4% through 2000, and 4.25% thereafter, of which $297 million has been funded. At December 31, 2001, the Company's portion of the net unfunded liability was $31 million, which it expects will be recovered through rates over Vermont Yankee's remaining operating life, if the plant is not sold. As a sponsor of Vermont Yankee, the Company also is obligated to provide to VY 20 percent of capital requirements not obtained by outside sources. During 2001, the Company incurred $28.8 million in Vermont Yankee annual capacity charges, which included $1.9 million for interest charges. The Company's share of Vermont Yankee's long-term debt at December 31, 2001 was $10.6 million.

          On  August  15,  2001,  VY  agreed  to sell its nuclear power plant to
Entergy Corporation for approximately $180 million. On January 30, 2002, the Federal Energy Regulatory Commission approved the Entergy purchase. The sale is subject to approval of the VPSB, the U.S. Nuclear Regulatory Commission and other regulatory bodies. A related agreement calls for Entergy to provide the current output level of the plant to VY's present sponsors, including the Company, at average annual prices ranging from $39 to $45 per megawatthour through 2012, subject to a "low market adjuster" effective November 2005, that protects the Company and other sponsors in the event that market prices for power drop significantly. No additional decommission liability funding or any other financing by VY is anticipated to complete the transaction. The sale, if completed, will lower projected costs over the remaining license period for VY, and transfer the liability for decommissioning the plant to the buyer. The Company would continue to own its equity interest in VY. See Note M, Subsequent Events for additional information on recent events concerning regulatory approval.
          The VY plant currently has several fuel rods that will require repair during 2002, a maintenance requirement that is not unique to VY. There are various means of addressing the maintenance, including an estimated ten-day shutdown of the plant, or a delay in shutdown accompanied by a reduction in the generation output at the plant. At the present time, the Company is unable to estimate the duration of any future outage or its ultimate cost, but it could be material.
          During  January  2002,  several VY stockholders who had asserted their dissenters'  rights  sold  their  shares  back  to VY.  As a result of the stock buyback, the Company's ownership share of VY is expected to increase to approximately 19 percent.
               The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $9.5 billion. Any damages beyond $9.5 billion are indemnified under the Price-Anderson Act, but subject to congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $9.3 billion per incident by assessing each of the 106 reactor units that are currently subject to the Program in the United States a total of $88.1 million, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is adjusted at least every five years to reflect inflationary changes.
          The Price-Anderson Act has been renewed three times since it was first enacted in 1957. The Act will expire in August 2002 and Congress is considering reauthorization of this legislation.
     The above insurance covers all workers employed at nuclear facilities for bodily injury claims. Vermont Yankee retains a potential obligation for retrospective adjustments due to past operations of several smaller facilities that did not join the above insurance program. These exposures will cease to exist no later than December 31, 2007. Vermont Yankee's maximum retrospective obligation is $3.1 million. Insurance has been purchased from Nuclear Electric Insurance Limited ("NEIL") to cover the costs of property damage, decontamination or premature decommissioning resulting from a nuclear incident. All companies insured with NEIL are subject to retroactive assessments if losses exceed the accumulated funds available. The maximum potential assessment against Vermont Yankee with respect to NEIL losses arising during the current policy year is $16.2 million. Vermont Yankee's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.


Summarized  financial  information  for  Vermont  Yankee  is  as  follows:

At  and  for  the  years  ended  December  31,

                                           2001         2000          1999
                                         --------  ---------------  --------
                                                   (In thousands)
Earnings:
  Operating revenues. . . . . . . . . .  $178,840  $       178,294  $208,812
  Net income applicable to common stock     6,119            6,583     6,471
  Company's equity in net income. . . .  $  1,131  $         1,177  $  1,165
                                         ========  ===============  ========
Total assets. . . . . . . . . . . . . .  $723,815  $       706,984  $685,292
Less:
  Liabilities and long-term debt. . . .   669,640          652,663   631,365
                                         --------  ---------------  --------
Net Assets. . . . . . . . . . . . . . .  $ 54,175  $        54,321  $ 53,927
                                         ========  ===============  ========
Company's equity in net assets. . . . .  $  9,725  $         9,713  $  9,641
                                         ========  ===============  ========

C.  COMMON  STOCK  EQUITY



 Changes  in  common  stock  equity  for  the  years  ended  December  31,  2001,  2000  and  1999  are  as  follows:

                                COMMON STOCK              PAID-IN          RETAINED          TREASURY STOCK              STOCK
                                                                                             --------------
                                   SHARES       AMOUNT    CAPITAL          EARNINGS              SHARES       AMOUNT    EQUITY
                                -------------  --------  ---------  -----------------------  --------------  --------  ---------
                                                                    (Dollars in thousands)
BALANCE, DECEMBER 31, 1998 . .     5,313,296   $17,711   $ 71,914   $               17,508           15,856  $  (378)  $106,755
                                -------------  --------  ---------  -----------------------  --------------  --------  ---------
Common Stock Issuance:
DRIP . . . . . . . . . . . . .        67,525       225        418                                                           643
ESIP . . . . . . . . . . . . .        48,277       161        345                                                           506
Compensation Program:
   Restricted Shares . . . . .        (3,527)      (12)       (83)                                                          (95)
Net Loss                                                                            (3,063)                              (3,063)
Cash Dividends
Common Stock                                                                        (2,946)                              (2,946)
Preferred Stock:
4.75 per share                                                                        (10)                                 (10)
7.00 per share                                                                        (29)                                 (29)
9.375 per share                                                                       (57)                                 (57)
8.625 per share                                                                      (181)                                (181)
7.32 per share                                                                       (878)                                (878)
                                                                    -----------------------                            ---------
BALANCE, DECEMBER 31, 1999 . .     5,425,571   $18,085   $ 72,594   $               10,344           15,856  $  (378)  $100,645
                                -------------  --------  ---------  -----------------------  --------------  --------  ---------
Common Stock Issuance:
DRIP . . . . . . . . . . . . .        73,859       246        363                                                           609
ESIP . . . . . . . . . . . . .        83,931       280        401                                                           681
Compensation Program:
   Restricted Shares . . . . .          (809)       (3)       (37)                                                          (40)
Net Loss                                                                            (5,840)                              (5,840)
Cash Dividends
Common Stock                                                                        (2,997)                              (2,997)
Preferred Stock:
4.75 per share                                                                         (8)                                  (8)
7.00 per share                                                                        (26)                                 (26)
9.375 per share                                                                       (42)                                 (42)
8.625 per share                                                                       (60)                                 (60)
7.32 per share                                                                       (878)                                (878)
                                                                    -----------------------                            ---------
BALANCE, DECEMBER 31, 2000 . .     5,582,552   $18,608   $ 73,321   $                  493           15,856  $  (378)  $ 92,044
                                -------------  --------  ---------  -----------------------  --------------  --------  ---------
Common Stock Issuance:
DRIP . . . . . . . . . . . . .        30,087       100        352                                                           452
ESIP . . . . . . . . . . . . .        75,680       252        866                                                         1,118
Compensation Programs:
   Restricted Shares and ISOP.        12,691        44         42                                                            86
Net Income                                                                          11,611                               11,611
Cash Dividends
Common Stock                                                                        (3,101)                              (3,101)
Preferred Stock:
7.00 per share                                                                         (7)                                  (7)
9.375 per share                                                                       (23)                                 (23)
8.625 per share                                                                       (25)                                 (25)
7.32 per share                                                                       (878)                                (878)
                                                                    -----------------------                            ---------
BALANCE, DECEMBER 31, 2001 . .     5,701,010   $19,004   $ 74,581   $                8,070           15,856  $  (378)  $101,277
                                -------------  --------  ---------  -----------------------  --------------  --------  ---------


     The Company maintains a Dividend Reinvestment and Stock Purchase Plan ("DRIP") under which 423,985 shares were reserved and unissued at December 31, 2001. The Company also funds an Employee Savings and Investment Plan ("ESIP"). At December 31, 2001, there were 105,067 shares reserved and unissued under the ESIP.
     During 2000, the Company's Board of Directors, with subsequent approval of the Company's common shareholders, established a stock incentive plan. Under this plan, options for a total of 500,000 shares may be granted to any employee, officer, consultant, contractor or Director providing services to the Company. Outstanding options become exercisable at between one and four years after the grant date and remain exercisable until 10 years from the grant date.
          As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation,"("SFAS 123") the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Options have only been issued to employees and directors.

          Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS 123. The information presented below has been determined as if the Company accounted for its employee stock options under the fair value method of that statement. The fair values of the options granted in 2001 and 2000 are $4.16 and $2.03 per share, respectively. They were estimated at the grant date using the Black-Scholes option-pricing model. The following table presents information about the assumptions that were used for each plan year, and a summary of the options outstanding at December 31, 2001:




Plan  Weighted   Outstanding   Remaining                         Assumptions used in option pricing model
                                                            -----------------------------------------
year   average     options    Contractual                  Risk Free                  Expected   Expected   Dividend
      exercise                   Life                      Interest                   Life in     Stock       Yield
        price                                                rate                      Years    Volatility
      ---------                            -----------------------------------------  --------  ----------
2000  $    7.90      309,900    8.6 years                                      6.05%         7       30.58       4.5%
2001  $   16.61       54,250    9.5 years                                      5.25%         6       32.69       4.0%
      $    9.20      364,150
      =========  ===========

Pro-forma net earnings (loss) per share and a summary of options outstanding are as follows:


Pro-forma  net  income  (loss)               years  ended  December  31,

                                          2001      2000
                                         -------  --------
In thousands, except per share amounts
Net income (loss) reported. . . . . . .  $10,678  $(6,854)
Pro-forma net income (loss) . . . . . .  $10,515  $(6,913)
Net income (loss)per share
  As reported . . . . . . . . . . . . .  $  1.90  $ (1.25)
  Pro-forma . . . . . . . . . . . . . .  $  1.87  $ (1.26)
Diluted earnings per share
  As reported . . . . . . . . . . . . .  $  1.85  $ (1.25)
  Pro-forma . . . . . . . . . . . . . .  $  1.82  $ (1.26)


                                          Weighted     Range of
                                 Total     Average     Exercise     Options
                                  Options  Price      Prices      Exercisable
                                  -------  ------  -------------  -----------
Outstanding at January 1, 2000 .        -  $    -
Granted. . . . . . . . . . . . .  335,300    7.90  $        7.90
Exercised. . . . . . . . . . . .        -       -
Forfeited. . . . . . . . . . . .    3,400    7.90
Outstanding at December 31, 2000  331,900  $ 7.90  $        7.90            -
                                  -------  ------  -------------
Granted. . . . . . . . . . . . .   55,450  $16.67  $14.50-$16.78
Granted. . . . . . . . . . . . .    1,000   12.28  $       12.28
Exercised. . . . . . . . . . . .   17,400    7.90  $        7.90
Forfeited. . . . . . . . . . . .    6,800   10.61  $ 7.90-$16.78
                                                   -------------
Outstanding at December 31, 2001  364,150  $ 9.20  $ 7.90-$16.78       95,350
                                  =======  ======  =============  ===========

Options granted are not exercisable until one year after the date of grant. The pro-forma amounts may not be representative of future results and additional options may be granted in future years. For 2000, the number of total shares after giving effect to anti-dilutive common stock equivalents does not change.
          The following table presents a reconciliation of net income to net income available to common shareholders, and the average common shares to average common equivalent shares outstanding:







          Reconciliation of net income available     For the years ended
            for common shareholders and average shares     December 31

                                                   2001          2000      1999
                                              ---------------  --------  --------
                                              (in thousands)
Net income (loss) before preferred dividends  $        11,611  $(5,840)  $(3,063)
Preferred stock dividend requirement . . . .              933    1,014     1,155
                                              ---------------  --------  --------
Net income (loss) applicable to common
   stock . . . . . . . . . . . . . . . . . .  $        10,678  $(6,854)  $(4,218)
                                              ===============  ========  ========

Average number of common shares-basic. . . .            5,630    5,491     5,361
Dilutive effect of stock options . . . . . .              159        -         -
                                              ---------------  --------  --------
Average number of common shares-diluted. . .            5,789    5,491     5,361
                                              ===============  ========  ========


During 2000, the Compensation Program for Officers and Certain Key Management personnel, that authorized payment of cash, restricted and unrestricted stock grants based on corporate performance, was replaced with the stock incentive plan discussed above. Approximately 1,262 restricted shares, issued during
1996  and  1997,  remain  unvested  under  this  program  at  December 31, 2001.
          Dividend Restrictions. Certain restrictions on the payment of cash dividends on common stock are contained in the Company's indentures relating to long-term debt and in the Restated Articles of Association. Under the most restrictive of such provisions, approximately $8.0 million of retained earnings were free of restrictions at December 31, 2001.
     The properties of the Company include several hydroelectric projects licensed under the Federal Power Act, with license expiration dates ranging from 2001 to 2025. At December 31, 2001, $168,000 of retained deficit had been appropriated as excess earnings on hydroelectric projects as required by Section 10(d) of the Federal Power Act.




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

          Certain classes of preferred stock are subject to annual purchase or sinking fund requirements. The sinking fund requirements are mandatory. The purchase fund requirements are mandatory, but holders may elect not to accept the purchase offer. The redemption or purchase price to satisfy these requirements may not exceed $100 per share plus accrued dividends. All shares redeemed or purchased in connection with these requirements must be canceled and may not be reissued. The annual purchase and sinking fund requirements for the year 2002 for certain classes of preferred stock are as follows:

                              Purchase and Sinking Fund

                                       Shares to
          Class              Due dates    Retire

4.750%  Class B . . . . .  December 1        300
7.000%  Class C . . . . .  December 1        450
9.375%  Class D, Series 1  December 1      1,600

Under the Restated Articles of Association relating to Redeemable Cumulative Preferred Stock, the annual aggregate amount of purchase and sinking fund requirements for the next five years are $235,000 for 2002, $75,000 each for 2003 and 2004, $70,000 for 2005 and $105,000 thereafter.
          Certain classes of preferred stock are redeemable at the option of the Company or, in the case of voluntary liquidation, at various prices on various dates. The prices include the par value of the issue plus any accrued dividends and an early redemption premium. The redemption premium for Class B, C and D, Series 1, is $1.00 per share. See Note M, Subsequent Events, for additional information concerning the early redemption of preferred stock.

E.  SHORT-TERM  DEBT

          The Company has a $15.0 million 364-day revolving credit agreement with Fleet Financial Services ("Fleet") joined by KeyBank National Association("KeyBank"), expiring June 2002 (the "Fleet-Key Agreement"). The Fleet-Key Agreement replaced a similar agreement with Fleet and Citizens Bank of Massachusetts (the "Fleet agreement") in the amount of $15.0 million, with borrowings outstanding of $500,000, with a weighted average rate of 9.5 percent, at December 31, 2000. There was $0.0 outstanding on the Fleet-Key Agreement at December 31, 2001. There was no non-utility short-term debt outstanding at December 31, 2001 or 2000.
          The Fleet-Key Agreement is unsecured, and requires the Company to certify on a quarterly basis that it has not suffered a "material adverse change". Similarly, as a condition to further borrowings, the Company must certify that no event has occurred or failed to occur that has had or would reasonably be expected to have a materially adverse effect on the Company since the date of the last borrowing under this agreement. The Fleet-Key Agreement allows the Company to continue to borrow until such time that:
*     a  "material  adverse  effect"  has  occurred;  or
* the Company no longer complies with all other provisions of the agreement, in which case further borrowing will not be permitted; or
* there has been a "material adverse change", in which case the banks may declare the Company in default.
          On September 20, 2000, we established a $15.0 million revolving credit agreement ("KeyBank agreement") with KeyBank. Pursuant to a one year power supply option agreement between the Company and Energy East Corporation ("EE"), EE made a payment of $15.0 million to the Company. The Company was required to invest the funds provided by EE in a certificate of deposit at KeyBank pledged by the Company to secure the repayment of indebtedness issued under the Keybank agreement. The payment made by EE was returned to EE along with accrued interest on September 11, 2001. The KeyBank agreement expired on September 19, 2001. There was $15.0 million outstanding on the KeyBank agreement at December 31, 2000.
          The Company anticipates that it will secure financing that replaces some or all of its expiring facilities during 2002.
     During the first quarter of 2001, Moody's Investors Service and Fitch upgraded the Company's first mortgage bond and preferred stock ratings. The rating action reflected the rating agencies' earnings and cash flow expectations for the Company following the VPSB Order in the Company's 1998 retail rate case (the "Settlement Order") issued January 23, 2001. See Note I-5, Rate Matters, for further information regarding the settlement of the Company's 1998 retail rate case with the Department and the VPSB.

F.  LONG-TERM  DEBT


          Substantially all of the property and franchises of the Company are subject to the lien of the indenture under which first mortgage bonds have been issued. The weighted average rate on long term borrowings outstanding was 7.1 percent and 7.6 percent at December 31, 2001 and 2000, respectively. The annual sinking fund requirements (excluding amounts that may be satisfied by property additions) and long-term debt maturities for the next five years, as of December 31, 2001, are:

                          Sinking
                         Fund and
                       Maturities
                      -----------

2002 . . . . . . . .  $     9,700
2003 . . . . . . . .       21,700
2004 . . . . . . . .        1,700
2005 . . . . . . . .            -
2006 . . . . . . . .       14,000
Thereafter . . . . .       37,000
Total Long-term debt  $    84,100
                      ===========


The Company executed and delivered a $12.0 million, two-year, unsecured loan agreement with Fleet, joined by KeyBank, as part of the Fleet-Key Agreement for revolving credit. On July 27, 2001, the VPSB approved the financing arrangement, and the loan was made on August 24, 2001. The Company used this facility, along with proceeds from the maturing KeyBank certificate of deposit, to terminate the KeyBank agreement and repay the $15.0 million it received from EE pursuant to the power supply option agreement discussed above. At December 31, 2001, there was $12.0 million outstanding under the two-year loan agreement.
          See Note M, Subsequent Events, for information about the early redemption of certain first mortgage bonds.

G.  INCOME  TAXES

     Utility. The Company accounts for income taxes using the liability method. This method accounts for deferred income taxes by applying statutory rates to the differences between the book and tax bases of assets and liabilities.

          The regulatory tax assets and liabilities represent taxes that will be collected from or returned to customers through rates in future periods. As of December 31, 2001 and 2000, the net regulatory assets were $1,096,000 and $1,908,000, respectively, and included in Other Deferred Charges on the Company's consolidated balance sheets.
          The temporary differences which gave rise to the net deferred tax liability at December 31, 2001 and December 31, 2000, were as follows:


                                                                                        AT  DECEMBER  31,

                                                                                           2001         2000
                                                                                      ---------------  -------
                                                                                      (In thousands)
DEFERRED TAX ASSETS
Contributions in aid of construction                                                  $        10,435  $10,018
Deferred compensation and
     postretirement benefits                                                                    4,382    4,122
Self insurance and other reserves                                                                   -        -
Other                                                                                           5,525    1,958
                                                                                      ---------------  -------
                                                                                      $        20,342  $16,098
                                                                                      ---------------  -------

DEFERRED TAX LIABILITIES
Property related                                                                      $        39,518  $38,648
Demand side management                                                                          2,059    1,810
Deferred purchased power costs                                                                  1,450       84
Pine Street reserve                                                                               855      571
Other                                                                                             219      629
                                                                                      ---------------  -------
                                                                                      $        44,101  $41,742
                                                                                      ---------------  -------
                                      Net accumulated deferred income
                                                                       tax liability  $        23,759  $25,644
                                                                                      ===============  =======

The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the periods presented:


                                                                            YEARS  ENDED  DECEMBER  31,

                                                                               2001        2000    1999
                                                                          ---------------  -----  ------
                                                                          (In thousands)
Net change in deferred income tax                                         $       (1,885)  $ 443  $1,812
 liability
Change in income tax related
regulatory assets and liabilities                                                 (1,149)    184     176
Change in alternative minimum
 tax credit                                                                            -       -       -
                                                                          ---------------  -----  ------
Deferred income tax expense (benefit)                                     $       (3,034)  $ 627  $1,988
                                                                          ===============  =====  ======

The  components  of  the  provision  for  income  taxes  are  as  follows:


                  YEARS  ENDED  DECEMBER  31,

                                     2001          2000     1999
                                ---------------  --------  -------
                                (In thousands)
Current federal income taxes .  $        7,846   $  (786)  $ (339)
Current state income taxes . .           2,418      (249)    (125)
                                ---------------  --------  -------
Total current income taxes . .          10,264    (1,035)    (464)
Deferred federal income taxes.          (2,296)      461    1,479
Deferred state income taxes. .            (738)      166      509
                                ---------------  --------  -------
Total deferred income taxes. .          (3,034)      627    1,988
Investment tax credits-net . .            (282)     (283)    (282)
                                ---------------  --------  -------
Income tax provision (benefit)  $        6,948   $  (691)  $1,242
                                ===============  ========  =======

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                       YEARS ENDED DECEMBER 31,

                                                    2001          2000      1999
                                               ---------------  --------  --------
                                               (In thousands)
Income (loss) before income taxes and
  preferred dividends . . . . . . . . . . . .  $       18,559   $(6,531)  $(1,821)
Federal statutory rate. . . . . . . . . . . .            35.0%     34.0%     34.0%
Computed "expected" federal income
  taxes . . . . . . . . . . . . . . . . . . .           6,496    (2,221)     (619)
Increase (decrease) in taxes resulting from:
Tax versus book depreciation. . . . . . . . .              45        83        92
Dividends received and paid credit. . . . . .            (440)     (435)     (485)
AFUDC-equity funds. . . . . . . . . . . . . .             (72)      (33)       (5)
Amortization of ITC . . . . . . . . . . . . .            (282)     (282)     (282)
State tax (benefit) . . . . . . . . . . . . .           1,705       (83)      383
Excess deferred taxes . . . . . . . . . . . .             (60)      (60)      (60)
Tax attributable to subsidiaries. . . . . . .              63     2,213     2,271
Other . . . . . . . . . . . . . . . . . . . .            (506)      127       (53)
                                               ---------------  --------  --------
Total federal and state income tax (benefit).  $        6,948   $  (691)  $ 1,242
                                               ===============  ========  ========
Effective combined federal and state
  income tax rate . . . . . . . . . . . . . .            37.4%     10.6%   (68.2%)

Non-Utility. The Company's non-utility subsidiaries, excluding NWR, had accumulated deferred income taxes of approximately $2,000 on their balance sheets at December 31, 2001, attributable to depreciation timing differences.
          The components of the provision for the income tax expense (benefit) for the non-utility operations are:




                               YEARS ENDED DECEMBER 31,
                                         2001             2000   1999
                              --------------------------  -----  -----
                                          (In thousands)
State income taxes . . . . .  $                       -   $   7  $  99
Federal income taxes . . . .                         (1)     21    310
                              --------------------------  -----  -----
Income tax expense (benefit)  $                      (1)  $  28  $ 409
                              ==========================  =====  =====

     The effective combined federal and state income tax rate for the continuing non-utility operations was approximately 40 percent for each of the years ended December 31, 2001, 2000 and 1999. See Note L for income tax information on the discontinued operations of NWR.

H.  PENSION  AND  RETIREMENT  PLANS.

     The Company has a defined benefit pension plan covering substantially all of its employees. The retirement benefits are based on the employees' level of compensation and length of service. The Company's policy is to fund all accrued pension costs. The Company records annual expense and accounts for its pension plan in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions. The Company provides certain health care benefits for retired employees and their dependents. Employees become eligible for these benefits if they reach retirement age while working for the Company. The Company accrues the cost of these benefits during the service life of covered employees. The pension plan assets consist primarily of cash equivalent funds, fixed income securities and equity securities.
          Accrued postretirement health care expenses are recovered in rates to the extent those expenses are funded. In order to maximize the tax-deductible contributions that are allowed under IRS regulations, the Company amended its pension plan to establish a 401-h sub-account and separate VEBA trusts for its union and non-union employees. The VEBA plan assets consist primarily of cash equivalent funds, fixed income securities and equity securities. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans as of December 31, 2001 and 2000.


                                     At and for the years ended December 31,
                             Pension Benefits          Other Postretirement Benefits
                             ----------------          -----------------------------

                                                         2001          2000      2001      2000
                                                    ---------------  --------  --------  --------
                                                    (In thousands)
Change in projected benefit obligation:
Projected benefit obligation as of prior year end.  $       23,332   $22,444   $14,947   $11,955
Service cost . . . . . . . . . . . . . . . . . . .             537       655       241       216
Interest cost. . . . . . . . . . . . . . . . . . .           1,737     1,658     1,043     1,049
Participant contributions. . . . . . . . . . . . .               -         -       151         -
Change in actuarial assumptions. . . . . . . . . .             367         -         -     2,328
Actuarial (gain) loss. . . . . . . . . . . . . . .           1,650       513     1,021        73
Benefits paid. . . . . . . . . . . . . . . . . . .          (1,670)   (1,707)     (912)     (674)
Administrative expense . . . . . . . . . . . . . .             (58)     (231)        -         -
                                                    ---------------  --------  --------  --------
Projected benefit obligation as of year end. . . .  $       25,895   $23,332   $16,491   $14,947
                                                    ===============  ========  ========  ========

Change in plan assets:
Fair value of plan assets as of prior year end . .  $       27,760   $31,477   $10,944   $11,062
Administrative expenses paid . . . . . . . . . . .             (58)     (231)        -         -
Participant contributions. . . . . . . . . . . . .               -         -       151         -
Employer contributions . . . . . . . . . . . . . .               -         -       761       673
Actual return on plan assets . . . . . . . . . . .          (1,691)   (1,779)     (928)     (118)
Benefits paid. . . . . . . . . . . . . . . . . . .          (1,670)   (1,707)     (912)     (673)
                                                    ---------------  --------  --------  --------
Fair value of plan assets as of year end . . . . .  $       24,341   $27,760   $10,016   $10,944
                                                    ===============  ========  ========  ========

Funded status as of year end . . . . . . . . . . .  $       (1,554)  $ 4,428   $(6,475)  $(4,003)
Unrecognized transition obligation (asset) . . . .            (241)     (406)    3,608     3,936
Unrecognized prior service cost. . . . . . . . . .             986       766      (519)     (577)
Unrecognized net actuarial gain. . . . . . . . . .            (892)   (6,848)    2,711      (130)
                                                    ---------------  --------  --------  --------
Accrued benefits at year end . . . . . . . . . . .  $       (1,701)  $(2,060)  $  (675)  $  (774)
                                                    ===============  ========  ========  ========

The Company also has a supplemental pension plan for certain employees. Pension costs for the years ended December 31, 2001, 2000, and 1999 were $340,000, $346,000, and $556,000, respectively, under this plan. This plan is funded in part through insurance contracts.

          Net periodic pension expense and other postretirement benefit costs include the following components:

                                                               For the years ended December 31,
                                                               Pension Benefits   Other Postretirement Benefits
                                                     2001          2000      1999     2001     2000     1999
                                                ---------------  --------  --------  -------  -------  ------
                                                (In thousands)
Service cost . . . . . . . . . . . . . . . . .  $          537   $   655   $   620   $  241   $  216   $ 240
Interest cost. . . . . . . . . . . . . . . . .           1,737     1,658     1,780    1,043    1,049     855
Expected return on plan assets . . . . . . . .          (2,379)   (2,580)   (2,721)    (892)    (940)   (834)
Amortization of transition asset . . . . . . .            (164)     (164)     (196)       -        -       -
Amortization of net gain from earlier periods.               -         -         -        -        -       -
Amortization of prior service cost . . . . . .             147       121       128      (58)     (58)    (60)
Amortization of the transition obligation. . .               -         -         -      328      328     340
Recognized net actuarial gain. . . . . . . . .            (237)     (474)     (196)       -        -     (19)
Special termination benefit. . . . . . . . . .               -         -     3,122        -        -     888
Regulatory deferral. . . . . . . . . . . . . .               -         -    (3,122)       -        -    (888)
                                                ---------------  --------  --------  -------  -------  ------
    Net periodic benefit cost (income) . . . .  $         (359)  $  (784)  $  (585)  $  662   $  595   $ 522
                                                ===============  ========  ========  =======  =======  ======

     Assumptions used to determine postretirement benefit costs and the related benefit obligation were:




                                For the years ended December 31,
                                          Pension benefits      Other Postretirement Benefits
                    ----------------          -----------------------------

                                              2001   2000                   2001   2000
                                              -----  -----                 -----  -----
Weighted average assumptions as of year end:
Discount rate. . . . . . . . . . . . . . . .  7.50%  7.50%                 7.00%  7.50%
Expected return on plan assets . . . . . . .  9.00%  9.00%                 8.50%  8.50%
Rate of compensation increase. . . . . . . .  4.50%  4.50%                 4.25%  4.50%
Medical inflation. . . . . . . . . . . . . .     -      -                  8.00%  6.00%

     For measurement purposes, an 8.0 percent annual rate of increase in the per capita cost of covered medical benefits was assumed for 2001. This rate of increase gradually reduces to 6.0 percent in 2005. The medical trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point for all future years would increase the accumulated postretirement benefit obligation as of December 31, 2001 by $2.4 million and the total of the service and interest cost components of net periodic postretirement cost for the year ended December 31, 2001 by $208,000. Decreasing the trend rate by one percentage point for all future years would decrease the accumulated postretirement benefit obligation at December 31, 2001 by $1.9 million, and the total of the service and interest cost components of net periodic postretirement cost for 2001 by $165,000.
          In 1999, the Company deferred special termination pension benefit costs of $3.1 million due to an early retirement program and other employee separation activities. Curtailment and settlement gains of $2.3 million are included in the special termination pension benefit cost. Also in 1999, the Company deferred special termination postretirement benefit costs of $888,000 due to an early retirement program. Management believes that the amounts deferred are probable of recovery.

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

   2. ENVIRONMENTAL MATTERS. The electric industry typically uses or generates a range of potentially hazardous products in its operations. The Company must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. We believe that we are in substantial compliance with those requirements, and that there are no outstanding material complaints about our compliance with present environmental protection regulations, except for developments related to the Pine Street Barge Canal site. The Company maintains an environmental compliance and monitoring program that includes employee training, regular inspection of Company facilities, research and development projects, waste handling and spill prevention procedures and other activities.
          Pine Street Barge Canal Site. The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. The Company has been notified by the Environmental Protection Agency ("EPA") that it is one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal site in Burlington, Vermont where coal tar and other industrial materials were deposited.
          In September 1999, we negotiated a final settlement with the United States, the EPA, the State of Vermont, and other parties over terms of a Consent Decree that covers claims addressed in the earlier negotiations and implementation of the selected remedy. In November 1999, the Consent Decree was filed in the federal district court. The Consent Decree addresses claims by the EPA for past Pine Street Barge Canal site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
          As of December 31, 2001, the Company's total expenditures related to the Pine Street Barge Canal site since 1982 were approximately $25.2 million. This includes those amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier and more costly proposals for the site, as well as litigation and related costs necessary to obtain settlements with insurers and other PRP's to provide amounts required to fund the clean up (remediation costs) and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to the EPA and State orders that resulted in funding response activities at the site, and to reimburse the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
          We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, together with our remediation costs, to be $12.4 million over the next 33 years. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset, and we believe that it is probable that we will receive future revenues to recover these costs. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street Barge Canal site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers". The VPSB Settlement Order regarding the Company's 1998 retail rate request did not change the status of Pine Street cost recovery.

          Clean Air Act. The Company purchases most of its power supply from other utilities and does not anticipate that it will incur any material direct costs as a result of the Federal Clean Air Act or proposals to make more stringent regulations under that Act.

     3. OPERATING LEASES. The Company terminated an operating lease for its corporate headquarters building and two of its service center buildings in the first quarter of 1999. The Company sold its corporate headquarters building in 1999, but retained ownership of its two service centers.

     4. JOINTLY-OWNED FACILITIES. The Company has joint-ownership interests in electric generating and transmission facilities at December 31, 2001, as follows:


                             Ownership    Share of     Utility     Accumulated
                            Interest     Capacity        Plant       Depreciation
                           ---------  ---------  ---------------  -------------
                           (In %)    (In MWh)   (In thousands)
Highgate . . . . . . . .       33.8       67.6  $        10,299  $       4,388
McNeil . . . . . . . . .       11.0        5.9            8,866          4,779
Stony Brook (No. 1). . .        8.8         31           10,339          7,636
Wyman (No. 4). . . . . .        1.1        6.8            1,980          1,255
Metallic Neutral Return.       59.4          -            1,563            681


Metallic Neutral Return is a neutral conductor for NEPOOL/Hydro-Quebec Interconnection

          The Company's share of expenses for these facilities is reflected in the Consolidated Statements of Income. Each participant in these facilities must provide its own financing.

   5.  RATE  MATTERS.

RETAIL RATE CASES- The Company reached a final settlement agreement with the Department in its 1998 rate case during November 2000. The final settlement agreement contained the following provisions:

* The Company received a rate increase of 3.42 percent above existing rates, beginning with bills rendered January 23, 2001, and prior temporary rate increases became permanent;
* Rates were set at levels that recover the Company's Hydro-Quebec Vermont Joint Owners ("VJO") contract costs, effectively ending the regulatory disallowances experienced by the Company from 1998 through 2000;
* The Company agreed not to seek any further increase in electric rates prior to April 2002 (effective in bills rendered January 2003) unless certain substantially adverse conditions arise, including a provision allowing a request for additional rate relief if power supply costs increase in excess of $3.75 million over forecasted levels;
* The Company agreed to write off in 2000 approximately $3.2 million in unrecovered rate case litigation costs, and to freeze its dividend rate until it successfully replaces short-term credit facilities with long-term debt or equity financing;
* Seasonal rates were eliminated in April 2001, which generated approximately $8.5 million in additional cash flow in 2001 that can be utilized to offset increased costs during 2002 and 2003;
* The Company agreed to consult extensively with the Department regarding capital spending commitments for upgrading our electric distribution system and to adopt customer care and reliability performance standards, in a first step toward possible development of performance-based rate-making;
* The Company agreed to withdraw its Vermont Supreme Court appeal of the VPSB's Order in the 1997 rate case; and
* The Company agreed to an earnings limitation for its electric operations in an amount equal to its allowed rate of return of 11.25 percent, with amounts earned over the limit being used to write off regulatory assets.

     The Company earned approximately $30,000 in excess of its allowed rate of return during 2001 before writing off regulatory assets in the same amount.

     On January 23, 2001, the VPSB approved the Company's settlement with the Department, with two additional conditions:
* The Company and customers shall share equally any premium above book value realized by the Company in any future merger, acquisition or asset sale, subject to an $8.0 million limit on the customers' share; and
*     The  Company's further investment in non-utility operations is restricted.

          During 2001, the VPSB opened a review of "special" or off-tariff contracts, which require specific VPSB approval. As a result of the review, the Company became aware of one special contract for station service at the McNeil generating facility which had not received prior VPSB approval. The Company expects that a minor penalty will be levied by the VPSB for this omission, but such penalty could be material.


     6. DEFERRED CHARGES NOT INCLUDED IN RATE BASE. The Company has incurred and deferred approximately $3.9 million in costs for tree trimming, storm damage and federal regulatory commission work of which $1.2 million is being amortized on an annual basis. Currently, the Company amortizes such costs based on amounts being recovered and does not receive a return on amounts deferred. Management expects to seek and receive ratemaking treatment for these costs in future filings.
          The Settlement Order directed the Company to write-off deferred charges applicable to the state regulatory commission of $3.2 million as part of the rate case agreement with the Department. The charge is included in other operating expense for the year ended December 31, 2000. The Settlement Order requires the remaining balance and future expenditures of deferred regulatory commission charges be amortized over seven years.

     7. COMPETITION. During 2001, the Town of Rockingham ("Rockingham"), Vermont initiated inquiries and legal procedures, and on March 5, 2002, voters in Rockingham authorized the town to establish its own electric utility, by acting to acquire an existing hydro-generation facility from a third party, and the associated distribution plant owned by the Company within Rockingham. The Company receives annual revenues of approximately $4.0 million from its customers in Rockingham. Should Rockingham create a municipal system, the Company would vigorously pursue reimbursement such that our remaining customers do not subsidize Rockingham.

     8. OTHER LEGAL MATTERS. The Company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material effect on the financial position or the results of operations of the Company.

J.     OBLIGATIONS  UNDER  TRANSMISSION  INTERCONNECTION  SUPPORT  AGREEMENT

          Agreements executed in 1985 among the Company, VELCO and other NEPOOL members and Hydro-Quebec provided for the construction of the second phase (Phase II) of the interconnection between the New England electric systems and that of Hydro-Quebec. Phase II expands the Phase I facilities from 690 megawatts to 2,000 megawatts and provides for transmission of Hydro-Quebec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. Construction of Phase II commenced in 1988 and was completed in late 1990. The Company is entitled to 3.2 percent of the Phase II power-supply benefits. Total construction costs for Phase II were approximately $487 million. The New England participants, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. As a supporting participant, the Company must make support payments under thirty-year agreements. These support agreements meet the capital lease accounting requirements. At December 31, 2001, the present value of the Company's obligation is approximately $6.0 million.

          Projected future minimum payments under the Phase II support agreements are as follows:




                       Year ending December 31,
                     --------------------------
                           (In thousands)
2002. . . . . . . .  $                      426
2003. . . . . . . .                         425
2004. . . . . . . .                         426
2005. . . . . . . .                         425
2006. . . . . . . .                         426
Total for 2007-2015                       3,831
    Total . . . . .  $                    5,959
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

K.     LONG-TERM  POWER  PURCHASES

     1. Unit Purchases. Under long-term contracts with various electric utilities in the region, the Company is purchasing certain percentages of the electrical output of production plants constructed and financed by those utilities. Such contracts obligate the Company to pay certain minimum annual amounts representing the Company's proportionate share of fixed costs, including debt service requirements whether or not the production plants are operating. The cost of power obtained under such long-term contracts, including payments required when a production plant is not operating, is reflected as "Power Supply Expenses" in the accompanying Consolidated Statements of Income.
          Information (including estimates for the Company's portion of certain minimum costs and ascribed long-term debt) with regard to significant purchased power contracts of this type in effect during 2001 follows:


                                                                STONY            VERMONT
                                                                BROOK             YANKEE
                                                       -----------------------  ----------
                                                       (Dollars in thousands)
Plant capacity                                                       352.0 MW    531.0 MW
Company's share of output                                                4.40%      17.90%
Contract period expires:                                                 2006        2012
Company's annual share of:
                                   Interest            $                  161   $   1,932
                                   Other debt service                     401           -
                                   Other capacity                         527      26,819
                                                       -----------------------  ----------
Total annual capacity                                  $                1,089   $  28,751
                                                       =======================  ==========

Company's share of long-term debt                      $                2,797   $  10,667

2. Hydro-Quebec System Power Purchase and Sale Commitments. Under various contracts, the details of which are described in the table below, the Company purchases capacity and associated energy produced by the Hydro-Quebec system. Such contracts obligate the Company to pay certain fixed capacity costs whether or not energy purchases above a minimum level set forth in the contracts are made. Such minimum energy purchases must be made whether or not other, less expensive energy sources might be available. These contracts are intended to complement the other components in the Company's power supply to achieve the most economic power supply mix reasonably available. There are specific step-up provisions that provide that in the event any VJO contract member fails to meet its obligation under the contract with Hydro-Quebec, the remaining VJO participants, including the Company, will "step-up" to the defaulting participants share on a prorated basis.
          The Company's current purchases pursuant to the contract with Hydro-Quebec entered into December 4, 1987 (the "1987 Contract") are as follows:
(1) Schedule B -- 68 megawatts of firm capacity and associated energy to be delivered at the Highgate interconnection for twenty years beginning in September 1995; and (2) Schedule C3 -- 46 megawatts of firm capacity and associated energy to be delivered at interconnections to be determined at any time for 20 years, which began in November 1995.
          Hydro-Quebec also has the right to reduce the load factor from 75 percent to 65 percent under the 1987 Contract a total of three times over the life of the contract. The Company can delay such reduction by one year under the same contract. During 2001, Hydro-Quebec exercised the first of these options for 2002, and the Company delayed the effective date of this exercise until 2003. The Company estimates that the net cost of Hydro-Quebec's exercise of its option will increase power supply expense during 2003 by approximately $0.4 million.
          During 1994, the Company negotiated an arrangement with Hydro-Quebec that reduced the cost impacts associated with the purchase of Schedules B and C3 under the 1987 Contract, over the November 1995 through October 1999 period (the "July 1994 Agreement"). Under the July 1994 Agreement, the Company, in essence, will take delivery of the amounts of energy as specified in the 1987 Contract, but the associated fixed costs will be significantly reduced from those specified in the 1987 Contract.
          As part of the July 1994 Agreement, we were obligated to purchase $4.0 million (in 1994 dollars) worth of research and development work from
Hydro-Quebec over a period ending October 1999, which has since been extended, and made an additional $6.5 million (plus accrued interest) payment to Hydro-Quebec in 1995. Hydro-Quebec retains the right to curtail annual energy deliveries by 10 percent up to five times, over the 2001 to 2015 period, if documented drought conditions exist in Quebec. The period for completing the research and development purchase was subsequently extended to March 2001.
          During the first year of the July 1994 Agreement (the period from November 1995 through October 1996), the average cost per kilowatt-hour of Schedules B and C3 combined was cut from 6.4 to 4.2 cents per kilowatt-hour, a 34 percent or $16 million cost reduction. Over the period from November 1996 through December 2000 and accounting for the payments to Hydro-Quebec, the combined unit costs were lowered from 6.5 to 5.9 cents per kilowatt-hour, reducing unit costs by 10 percent and saving $20.7 million in nominal terms. All of the Company's contracts with Hydro-Quebec call for the delivery of system power and are not related to any particular facilities in the Hydro-Quebec system. Consequently, there are no identifiable debt-service charges associated with any particular Hydro-Quebec facility that can be distinguished  from  the  overall  charges  paid  under  the  contracts.
          A summary of the Hydro-Quebec contracts through the July 1994 Agreement, including historic and projected charges for the years indicated, follows:



                                                                                  THE 1987 CONTRACT
                                                                          SCHEDULE B            SCHEDULE C3
                                                --------------------------------------       -------------
                                                                         (Dollars in thousands except per KWh)
Capacity acquired                                                               68 MW               46 MW
Contract period                                                             1995-2015           1995-2015
Minimum energy purchase                                                            75%                 75%
(annual load factor)

Annual energy charge                      2001  $                              11,891        $      8,025
                          estimated  2002-2015                                 13,261   (1)         9,062   (1)

Annual capacity charge                    2001  $                              16,850        $     11,613
                          estimated  2002-2015  $                              17,103   (1)  $     11,687   (1)

Average cost per KWh                      2001  $                               0.063        $      0.064
                          estimated  2002-2015  $                               0.066   (2)  $      0.066   (2)

(1)Estimated  average  includes  load  factor  reduction  to  65 percent in 2003
(2)Estimated average in nominal dollars levelized over the period indicated includes amortization of payments to Hydro-Quebec for the July 1994 Agreement

          Under a power supply arrangement executed in January 1996 ("9601"), we received payments from Hydro-Quebec of $3.0 million in 1996 and $1.1 million in 1997. Under 9601, the Company was required to shift up to 40 megawatts of its Schedule C3 deliveries to an alternate transmission path and use the associated portion of the NEPOOL/Hydro-Quebec interconnection facilities to purchase power for the period from September 1996 through June 2001 at prices that varied based upon conditions in effect when the purchases were made. The 9601 arrangement also provided for minimum payments by the Company to Hydro-Quebec for the periods in which power was not purchased under the arrangement. This arrangement allowed Hydro-Quebec to curtail energy deliveries should it need to use certain resources to supplement available supply. During the last three months of 2000, Hydro-Quebec curtailed energy deliveries.
          Under a separate arrangement established on December 5, 1997 (the "9701 arrangement"), Hydro-Quebec provided a payment of $8.0 million to the Company in 1997. In return for this payment, the Company provided Hydro-Quebec an ongoing option for the purchase of power. Commencing April 1, 1998, and effective through October 2015, Hydro-Quebec can exercise an option to purchase up to 52,500 MWh ("option A") on an annual basis, at energy prices established in accordance with the 1987 Contract. The cumulative amount of energy purchased under the 9701 arrangement shall not exceed 950,000 MWh. Hydro-Quebec's option to curtail energy deliveries pursuant to the 1987 Contract and the July 1994 Agreement may be exercised in addition to these purchase options.
          Over the same period, Hydro-Quebec can exercise an option on an annual basis to purchase a total of 600,000 MWh ("option B") at the 1987 Contract energy price. Hydro-Quebec can purchase no more than 200,000 MWh in any given contract year ending October 31. As of December 31, 2001, Hydro-Quebec had purchased or called to purchase 432,000 MWh under option B.
          In 2001, Hydro-Quebec exercised option A and option B, calling for deliveries to third parties at a net expense to the Company of approximately $7.6 million, including capacity charges.
          In 2000, Hydro-Quebec called for deliveries to third parties at a net cost to the Company of approximately $14.0 million (including the cost of the January and February 2001 calls and related financial positions), which was due to higher energy replacement costs. The 9701 arrangement costs are currently being recovered in rates on an annual basis. The VPSB, in the Settlement Order stated, "The record does not demonstrate that any other New England utility foresaw the extent and degree of volatility that has developed in the New
England wholesale power markets. Absent that volatility, the 97-01 Agreement would not have had adverse effects." In conjunction with the Settlement Order, Hydro-Quebec committed to the Department that it would not call any energy under option B of the 9701 arrangement during the contract year ending October 31, 2002. In 1999, Hydro-Quebec called for deliveries to third parties at a net cost to the Company of approximately $6.3 million. The Company's estimate of the fair value of the future net cost for the 9701 arrangement, which is dependent upon the timing of any exercise of options, and the market price for replacement power, is approximately $25.7 million. Future estimates could change by a material amount.
          On April 17, 2001, an Arbitration Tribunal issued its decision in the arbitration brought by a group of Vermont electric companies and municipal utilities, known as the Vermont Joint Owners ("VJO"), against Hydro-Quebec for its failure to deliver electricity pursuant to the VJO/Hydro-Quebec power supply contract during the 1998 ice storm. The Company is a member of the VJO.
          In its award, the Arbitration Tribunal agreed partially with Hydro-Quebec and partially with the VJO. In the decision, the Tribunal concluded (i) the VJO/Hydro-Quebec power supply contract remains in effect, and Hydro-Quebec is required to continue to provide capacity and energy to the Company under the terms of the VJO contract, which expires in 2015 and (ii)
Hydro-Quebec  is  required  to  return  certain  capacity  payments  to the VJO.
          On July 23, 2001, the Company received approximately $3.2 million representing its share of refunded capacity payments from Hydro-Quebec. These proceeds reduced related deferred assets. At December 31, 2001, the deferred balance of unrecovered arbitration costs is approximately $1.2 million. We believe it is probable that this balance will ultimately be recovered in rates.

     3. Morgan Stanley Agreement - On February 11, 1999, the Company entered into a contract with MS. In January 2001, the MS contract was modified and extended to December 31, 2003. The contract provides us a means of managing price risks associated with changing fossil fuel prices. On a daily basis, and at MS's discretion, the Company will sell power to MS from either (i) all or part of our portfolio of power resources at predefined operating and pricing parameters or (ii) any power resources available to the Company, provided that sales of power from sources other than Company-owned generation comply with the predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements. MS is also responsible for scheduling supply resources. The Company remains responsible for resource performance and availability. MS provides no coverage against major unscheduled outages.
          The Company and MS have agreed to the protocols that are used to schedule power sales and purchases and to secure necessary transmission. We anticipate that arrangements we make to manage power supply risks will be on average more costly than the expected cost of fuel during the periods being hedged because these arrangements would typically incorporate a risk premium.

     L.  DISCONTINUED  OPERATIONS.
          The Company sold or otherwise disposed of a significant portion of the operations and assets of NWR, which owned and invested in energy generation, energy efficiency, and wastewater treatment projects. The provisions for loss from discontinued operations reflect management's current estimate. Assets remaining include two wind power partnership investments, a note receivable from a regional hydro-power project, notes receivable and equity investments with two wastewater treatment projects, one of which has risk factors that include the outcome of warranty litigation, and future cash requirements necessary to minimize costs of winding down wastewater operations. Several municipalities using wastewater treatment equipment have commenced or threatened litigation. The ultimate loss remains subject to the disposition of remaining assets and liabilities, and could exceed the amounts recorded. The following illustrates the results and financial statement impact of NWR during and at the periods shown:




                                                                            2001                  2000      1999
                                                              --------------------------------  --------  --------
                                                              (In thousands except per share)
Revenues                                                      $                           156   $ 1,546   $ 2,296
                                                              --------------------------------  --------  --------
Net loss from operations                                      $                             -   $     -   $  (603)
Provisions for loss on disposal and
                                     future operating losses                             (182)   (6,549)   (6,676)
Net loss                                                      $                          (182)  $(6,549)  $(7,279)
                                                              ================================  ========  ========
Net loss per share-basic                                      $                         (0.03)  $ (1.19)  $ (1.36)
Proceeds from asset sales                                     $                         1,425   $ 6,000   $     -
Total assets                                                  $                         3,697   $ 8,411   $19,395


Income taxes for NWR for the years ended December 31, 2001, 2000 and 1999 are summarized as:


          YEARS  ENDED  DECEMBER  31,

                               2001     2000      1999
                              ------  --------  --------
(In thousands)
State income taxes . . . . .  $(175)  $(1,064)  $  (281)
Federal income taxes . . . .   (550)   (3,349)   (1,371)
Investment tax credits . . .      -         -         -
                              ------  --------  --------
Income tax expense (benefit)  $(725)  $(4,413)  $(1,652)
                              ======  ========  ========

M.  SUBSEQUENT  EVENTS

               On March 4, 2002, the Vermont Department of Public Service announced its endorsement of the proposed sale of the Vermont Yankee nuclear plant to Entergy Nuclear Corp. A Memorandum of Understanding was filed March 4, 2002 with the VPSB by Entergy, Vermont Yankee, certain owners of Vermont Yankee, and the Department.
          On March 12, 2002, the Company purchased $10.0 million of the Company's 7.32 percent, Class E, Series 1 preferred stock outstanding for approximately $10.1 million.
          On March 15, 2002, the Company will redeem all of its 10 percent First Mortgage Bonds due June 1, 2004. The bonds total $5.1 million and are subject to annual sinking fund requirements of $1.7 million. The call premium will be approximately $0.1 million.

     N.  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

          The following quarterly financial information, in the opinion of management, includes all adjustments necessary to a fair statement of results of operations for such periods. Variations between quarters reflect the seasonal nature of the Company's business and the timing of rate changes.


                                           2001  Quarter  ended

                                                 MARCH     JUNE    SEPTEMBER    DECEMBER     TOTAL
                                                -------  --------  ----------  ----------  ---------
(Amounts in thousands except per share data)
Operating revenues . . . . . . . . . . . . . .  $74,796  $67,471   $   76,051  $  65,146   $283,464
Operating income . . . . . . . . . . . . . . .    4,575    4,275        4,573      3,036     16,459
Net income from continuing operations. . . . .  $ 2,914  $ 2,884   $    3,387  $   1,675   $ 10,860
Net loss from
 discontinued operations . . . . . . . . . . .        -     (150)           -        (32)      (182)
Net Income applicable to common stock. . . . .  $ 2,914  $ 2,734   $    3,387  $   1,643   $ 10,678
                                                =======  ========  ==========  ==========  =========
Basic earnings (loss) per share from:
Continuing operations. . . . . . . . . . . . .  $  0.52  $  0.52   $     0.60  $    0.29   $   1.93
Discontinued operations. . . . . . . . . . . .        -    (0.03)           -          -      (0.03)
Basic earnings per share . . . . . . . . . . .  $  0.52  $  0.49   $     0.60  $    0.29   $   1.90
                                                =======  ========  ==========  ==========  =========
Weighted average common shares outstanding . .    5,588    5,615        5,644      5,672      5,630
Diluted earnings (loss) per share from:
Continuing operations. . . . . . . . . . . . .  $  0.51  $  0.50   $     0.58  $    0.29   $   1.88
Discontinued operations. . . . . . . . . . . .        -    (0.03)           -          -      (0.03)
Diluted earnings (loss) per share: . . . . . .  $  0.51  $  0.47   $     0.58  $    0.29   $   1.85
                                                =======  ========  ==========  ==========  =========
Weighted average common and common equivalent.    5,741    5,777        5,814      5,848      5,789
shares outstanding



                                           2000  Quarter  ended

                                                MARCH     JUNE    SEPTEMBER    DECEMBER     TOTAL
                                               -------  --------  ----------  ----------  ---------
(Amounts in thousands except per share data)
Operating revenues. . . . . . . . . . . . . .  $67,712  $61,927   $   78,143  $  69,544   $277,326
Operating income (loss) . . . . . . . . . . .    4,613   (2,997)       3,271        373      5,260
Net income (loss) from continuing operations.  $ 3,449  $(4,375)  $    1,961  $  (1,340)  $   (305)
Net loss from
 discontinued operations. . . . . . . . . . .        -   (1,530)           -     (5,019)    (6,549)
Net Income (loss) applicable to common stock.  $ 3,449  $(5,905)  $    1,961  $  (6,359)  $ (6,854)
                                               =======  ========  ==========  ==========  =========
Earnings (loss) per share from:
Continuing operations . . . . . . . . . . . .  $  0.63  $ (0.80)  $     0.36  $   (0.25)  $  (0.06)
Discontinued operations . . . . . . . . . . .        -    (0.28)           -      (0.91)     (1.19)
Basic and diluted . . . . . . . . . . . . . .  $  0.63  $ (1.08)  $     0.36  $   (1.16)  $  (1.25)
                                               =======  ========  ==========  ==========  =========
Weighted average common shares outstanding. .    5,437    5,472        5,505      5,551      5,491



                                           1999  Quarter  ended

                                                MARCH      JUNE     SEPTEMBER    DECEMBER     TOTAL
                                               --------  --------  -----------  ----------  ---------
(Amounts in thousands except per share data)
Operating revenues. . . . . . . . . . . . . .  $59,018   $59,535   $   68,478   $  64,017   $251,048
Operating income. . . . . . . . . . . . . . .    3,906       977        1,412       1,651      7,946
Net income (loss) from continuing operations.  $ 3,170   $  (412)  $     (115)  $     418   $  3,061
Net loss from
 discontinued operations. . . . . . . . . . .     (522)      (81)      (4,592)     (2,084)    (7,279)
Net Income (loss) applicable to common stock.  $ 2,648   $  (493)  $   (4,707)  $  (1,666)  $ (4,218)
                                               ========  ========  ===========  ==========  =========
Earnings (loss) per share from:
Continuing operations . . . . . . . . . . . .  $  0.60   $ (0.08)  $    (0.02)  $    0.07   $   0.57
Discontinued operations . . . . . . . . . . .    (0.10)    (0.02)       (0.85)      (0.39)     (1.36)
Basic and diluted . . . . . . . . . . . . . .  $  0.50   $ (0.10)  $    (0.88)  $   (0.31)  $  (0.79)
                                               ========  ========  ===========  ==========  =========
Weighted average common shares outstanding. .    5,318     5,344        5,374       5,291      5,361





REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS



To  the  Board  of  Directors  of
Green  Mountain  Power  Corporation:




We have audited the accompanying consolidated balance sheets and consolidated capitalization data of Green Mountain Power Corporation (a Vermont corporation) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Power Corporation and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.




/s/  Arthur  Andersen  LLP
Boston,  Massachusetts
March  12,  2002



Schedule  II
GREEN  MOUNTAIN  POWER  CORPORATION
VALUATION  AND  QUALIFYING  ACCOUNTS  AND  RESERVES
For  the  Years  Ended  December  31,  2001,  2000,  and  1999
                                                   Balance at     Additions      Additions              Balance at
                                                 Beginning of     Charged to     Charged to                 End of
                                                  Period     Cost & Expenses  Other Accounts  Deductions    Period
                                                -----------  ---------------  --------------  ----------  -----------
Injuries and Damages (1)
----------------------------------------------
2001 . . . . . . . . . . . . . . . . . . . . .  $13,382,713          212,555         312,229   1,842,949  $12,064,548
2000 . . . . . . . . . . . . . . . . . . . . .   10,129,130          111,667       3,193,383      51,467   13,382,713
1999 . . . . . . . . . . . . . . . . . . . . .    7,898,785          100,000       3,814,874   1,684,529   10,129,130

Bad Debt Reserve
----------------------------------------------
2001 . . . . . . . . . . . . . . . . . . . . .      425,890          150,000                                  575,890
2000 . . . . . . . . . . . . . . . . . . . . .      390,495           35,395               -           -      425,890
1999 . . . . . . . . . . . . . . . . . . . . .      400,000          261,697          12,762     283,964      390,495
(1) Includes Pine Street Barge Canal reserves

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS




We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Green Mountain Power Corporation included in this Form 10-K and have issued our report thereon dated March 12, 2002. Our report included an explanatory paragraph indicating that effective January 1, 2001, Green Mountain Power Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/  Arthur  Andersen  LLP
Boston,  Massachusetts
March  12,  2002

74


ITEM  9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
           ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None


                                    PART III

ITEMS  10,  11,  12  AND  13

     Certain information regarding executive officers called for by Item 10, "Directors and Executive Officers of the Registrant," is furnished under the caption, "Executive Officers" in Item 1 of Part I of this Report. The other information called for by Item 10, as well as that called for by Items 11, 12, and 13, "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," will be set forth under the captions "Election of Directors," Board Compensation, Meetings, Committees and Other Relationships, "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation and Other Information", "Compensation Committee Report on Executive Compensation", "Pension Plan Information and Other Benefits" and "Securities Ownership of
Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to its annual meeting of stockholders to be held on May 16, 2002. Such information is incorporated herein by reference. Such proxy statement pertains to the election of directors and other matters. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in March 2002.


                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
          FORM  8-K
Item 14(a)1. Financial Statements and Schedules. The financial statements and financial statement schedules of the Company are listed on the Index to financial statements set forth in Item 8 hereof.

Item 14(b) The following filings on Form 8-K were filed by the Company on the topic and date indicated:

None






The accompanying notes are an integral part of these consolidated financial statements.



          ITEM  14(A)3  AND  ITEM  14(C).  EXHIBITS          SEC  DOCKET
               ,     INCORPORATED  BY
     EXHIBIT               REFERENCE  OR

NUMBER                              DESCRIPTION                           EXHIBIT    PAGE FILED HEREWITH
----------  -----------------------------------------------------------  ----------  --------------------
3-A. . . .  RESTATED ARTICLES OF ASSOCIATION, AS CERTIFIED                      3-A  FORM 10-K 1993
            JUNE 6, 1991.                                                                        (1-8291)
3-A-1. . .  AMENDMENT TO 3-A ABOVE, DATED AS OF MAY 20, 1993.                 3-A-1  FORM 10-K 1993
                                                                                                 (1-8291)
3-A-2. . .  AMENDMENT TO 3-A ABOVE, DATED AS OF OCTOBER 11, 1996.             3-A-2  FORM 10-Q SEPT.
                                                                                            1996 (1-8291)
3-B. . . .  BY-LAWS OF THE COMPANY, AS AMENDED                                  3-B  FORM 10-K 1996
            FEBRUARY 10, 1997.                                                                   (1-8291)
4-B-1. . .  INDENTURE OF FIRST MORTGAGE AND DEED OF TRUST                       4-B              2-27300
            DATED AS OF FEBRUARY 1, 1955.
4-B-2. . .  FIRST SUPPLEMENTAL INDENTURE DATED AS OF                          4-B-2              2-75293
            APRIL 1, 1961.
4-B-3. . .  SECOND SUPPLEMENTAL INDENTURE DATED AS OF                         4-B-3              2-75293
            JANUARY 1, 1966.
4-B-4. . .  THIRD SUPPLEMENTAL INDENTURE DATED AS OF                          4-B-4              2-75293
            JULY 1, 1968.
4-B-5. . .  FOURTH SUPPLEMENTAL INDENTURE DATED AS OF                         4-B-5              2-75293
            OCTOBER 1, 1969.
4-B-6. . .  FIFTH SUPPLEMENTAL INDENTURE DATED AS OF                          4-B-6              2-75293
            DECEMBER 1, 1973.
4-B-7. . .  SEVENTH SUPPLEMENTAL INDENTURE DATED AS                           4-A-7              2-99643
            AUGUST 1, 1976.
4-B-8. . .  EIGHTH SUPPLEMENTAL INDENTURE DATED AS OF                         4-A-8              2-99643
            DECEMBER 1, 1979.
4-B-9. . .  NINTH SUPPLEMENTAL INDENTURE DATED AS OF                          4-B-9              2-99643
            JULY 15, 1985.
4-B-10 . .  TENTH SUPPLEMENTAL INDENTURE DATED AS OF                         4-B-10  FORM 10-K 1989
            JUNE 15, 1989.                                                                       (1-8291)
4-B-11 . .  ELEVENTH SUPPLEMENTAL INDENTURE DATED AS OF                      4-B-11  FORM 10-Q SEPT.
            SEPTEMBER 1, 1990.                                                              1990 (1-8291)
4-B-12 . .  TWELFTH SUPPLEMENTAL INDENTURE DATED AS OF                       4-B-12  FORM 10-K 1991
            MARCH 1, 1992.                                                                       (1-8291)
4-B-13 . .  THIRTEENTH SUPPLEMENTAL INDENTURE DATED AS OF                    4-B-13  FORM 10-K 1991
            MARCH 1, 1992.                                                                       (1-8291)
4-B-14 . .  FOURTEENTH SUPPLEMENTAL INDENTURE DATED AS OF                    4-B-14  FORM 10-K 1993
            NOVEMBER 1, 1993.                                                                    (1-8291)
4-B-15 . .  FIFTEENTH SUPPLEMENTAL INDENTURE DATED AS OF                     4-B-15  FORM 10-K 1993
            NOVEMBER 1, 1993.                                                                    (1-8291)
4-B-16 . .  SIXTEENTH SUPPLEMENTAL INDENTURE DATED AS OF                     4-B-16  FORM 10-K 1995
            DECEMBER 1, 1995.                                                                    (1-8291)
4-B-17 . .  REVISED FORM OF INDENTURE AS FILED AS AN EXHIBIT                 4-B-17  FORM 10-Q SEPT.
            TO REGISTRATION STATEMENT NO. 33-59383.                                         1995 (1-8291)
4-B-18 . .  CREDIT AGREEMENT BY AND AMONG GREEN MOUNTAIN POWER               4-B-18  FORM 10-K 1997
            THE BANK OF NOVA SCOTIA, STATE STREET BANK AND                                       (1-8291)
            TRUST COMPANY, FLEET NATIONAL BANK, AND FLEET
            NATIONAL BANK, AS AGENT
4-B-18(A).  AMENDMENT TO EXHIBIT 4-B-18                                   4-B-18(A)  FORM 10-Q SEPT.
                                                                                            1998 (1-8291)
10-A . . .  FORM OF INSURANCE POLICY ISSUED BY PACIFIC                         10-A              33-8146
            INSURANCE COMPANY, WITH RESPECT TO
            INDEMNIFICATION OF DIRECTORS AND OFFICERS.
10-B-1 . .  FIRM POWER CONTRACT DATED SEPTEMBER 16, 1958,                      13-B              2-27300
            BETWEEN THE COMPANY AND THE STATE OF VERMONT
            AND SUPPLEMENTS  THERETO DATED SEPTEMBER 19,
            1958; NOVEMBER 15, 1958;  OCTOBER 1, 1960 AND
            FEBRUARY 1, 1964.
10-B-2 . .  POWER CONTRACT, DATED FEBRUARY 1, 1968, BETWEEN THE COMPANY        13-D              2-34346
            AND VERMONT YANKEE NUCLEAR POWER CORPORATION.
10-B-3 . .  AMENDMENT, DATED JUNE 1, 1972, TO POWER CONTRACT                 13-F-1              2-49697
            BETWEEN THE COMPANY AND VERMONT YANKEE NUCLEAR
            POWER CORPORATION.
10-B-3(A).  AMENDMENT, DATED APRIL 15, 1983, TO POWER                     10-B-3(A)              33-8164
            CONTRACT BETWEEN THE COMPANY AND VERMONT
            YANKEE NUCLEAR POWER CORPORATION.
10-B-3(B).  ADDITIONAL POWER CONTRACT, DATED                              10-B-3(B)              33-8164
            FEBRUARY 1, 1984,BETWEEN THE COMPANY AND
            VERMONT YANKEE NUCLEAR POWER CORPORATION.
10-B-4 . .  CAPITAL FUNDS AGREEMENT, DATED FEBRUARY 1,                         13-E              2-34346
            1968, BETWEEN THE COMPANY AND VERMONT
            YANKEE NUCLEAR POWER CORPORATION.
10-B-5 . .  AMENDMENT, DATED MARCH 12, 1968, TO CAPITAL                        13-F              2-34346
            FUNDS AGREEMENT BETWEEN THE COMPANY AND
            VERMONT YANKEE NUCLEAR POWER CORPORATION.
10-B-6 . .  GUARANTEE AGREEMENT, DATED NOVEMBER 5, 1981, OF THE              10-B-6              2-75293
            COMPANY FOR ITS PROPORTIONATE SHARE OF THE OBLIGATIONS
            OF VERMONT YANKEE NUCLEAR POWER CORPORATION
            UNDER A $40 MILLION LOAN ARRANGEMENT.
10-B-7 . .  THREE-PARTY POWER AGREEMENT AMONG THE COMPANY,                     13-I              2-49697
            VELCO AND CENTRAL VERMONT PUBLIC SERVICE
            CORPORATION DATED NOVEMBER 21, 1969.
10-B-8 . .  AMENDMENT TO EXHIBIT 10-B-7, DATED JUNE 1, 1981.                 10-B-8              2-75293
10-B-9 . .  THREE-PARTY TRANSMISSION AGREEMENT AMONG THE                       13-J              2-49697
            COMPANY, VELCO AND CENTRAL VERMONT PUBLIC
            SERVICE CORPORATION, DATED NOVEMBER 21, 1969.
10-B-10. .  AMENDMENT TO EXHIBIT 10-B-9, DATED JUNE 1, 1981.                10-B-10              2-75293
10-B-14. .  AGREEMENT WITH CENTRAL MAINE POWER COMPANY ET                      5.16              2-52900
            AL, TO ENTER INTO JOINT OWNERSHIP OF WYMAN
            PLANT, DATED NOVEMBER 1, 1974.
10-B-15. .  NEW ENGLAND POWER POOL AGREEMENT AS AMENDED TO                      4.8              2-55385
            NOVEMBER 1, 1975.
10-B-16. .  BULK POWER TRANSMISSION CONTRACT BETWEEN THE                       13-V              2-49697
            COMPANY AND VELCO DATED JUNE 1, 1968.
10-B-17. .  AMENDMENT TO EXHIBIT 10-B-16, DATED JUNE 1, 1970.                13-V-I              2-49697
10-B-20. .  POWER SALES AGREEMENT, DATED AUGUST 2, 1976, AS                 10-B-20              33-8164
            AMENDED OCTOBER 1, 1977, AND RELATED
            TRANSMISSION AGREEMENT, WITH THE MASSACHUSETTS
            MUNICIPAL WHOLESALE ELECTRIC COMPANY.
10-B-21. .  AGREEMENT DATED OCTOBER 1, 1977, FOR JOINT OWNERSHIP,           10-B-21              33-8164
            CONSTRUCTION AND OPERATION OF THE MMWEC PHASE I
            INTERMEDIATE UNITS, DATED OCTOBER 1, 1977
10-B-28. .  CONTRACT DATED FEBRUARY 1, 1980, PROVIDING FOR                  10-B-28              33-8164
            THE SALE OF FIRM POWER AND ENERGY BY THE POWER
            AUTHORITY OF THE STATE OF NEW YORK TO THE
            VERMONT PUBLIC SERVICE BOARD.
10-B-30. .  BULK POWER PURCHASE CONTRACT DATED APRIL 7,                     10-B-32              2-75293
            1976, BETWEEN VELCO AND THE COMPANY.
10-B-33. .  AGREEMENT AMENDING NEW ENGLAND POWER POOL AGREEMENT             10-B-33              33-8164
            DATED AS OF DECEMBER 1, 1981, PROVIDING FOR USE OF
            TRANSMISSION INTER-CONNECTION BETWEEN NEW ENGLAND
            AND HYDRO-QUEBEC.
10-B-34. .  PHASE I TRANSMISSION LINE SUPPORT AGREEMENT                     10-B-34              33-8164
            DATED AS OF DECEMBER 1, 1981, AND AMENDMENT
            NO. 1 DATED AS OF JUNE 1, 1982, BETWEEN
            VETCO AND PARTICIPATING NEW ENGLAND UTILITIES
            FOR CONSTRUCTION, USE AND SUPPORT OF VERMONT
            FACILITIES OF TRANSMISSION INTERCONNECTION
            BETWEEN NEW ENGLAND AND HYDRO-QUEBEC.
10-B-35. .  PHASE I TERMINAL FACILITY SUPPORT AGREEMENT                     10-B-35              33-8164
            DATED AS OF DECEMBER 1, 1981, AND AMENDMENT
            NO. 1 DATED AS OF JUNE 1, 1982, BETWEEN
            NEW ENGLAND ELECTRIC TRANSMISSION CORPORATION
            AND PARTICIPATING NEW ENGLAND UTILITIES FOR
            CONSTRUCTION, USE AND SUPPORT OF NEW HAMPSHIRE
            FACILITIES OF TRANSMISSION INTERCONNECTION
            BETWEEN NEW ENGLAND AND HYDRO-QUEBEC.
10-B-36. .  AGREEMENT WITH RESPECT TO USE OF QUEBEC                         10-B-36              33-8164
            INTERCONNECTION DATED AS OF DECEMBER 1, 1981,
            AMONG PARTICIPATING NEW ENGLAND UTILITIES
            FOR USE OF TRANSMISSION INTERCONNECTION
            BETWEEN NEW ENGLAND AND HYDRO-QUEBEC.
10-B-39. .  VERMONT PARTICIPATION AGREEMENT FOR QUEBEC                      10-B-39              33-8164
            INTERCONNECTION DATED AS OF JULY 15, 1982,
            BETWEEN VELCO AND PARTICIPATING VERMONT
            UTILITIES FOR ALLOCATION OF VELCO'S RIGHTS
            AND OBLIGATIONS AS A PARTICIPATING NEW
            ENGLAND UTILITY IN THE TRANSMISSION INTER-
            CONNECTION BETWEEN NEW ENGLAND AND HYDRO-QUEBEC.
10-B-40. .  VERMONT ELECTRIC TRANSMISSION COMPANY, INC.                     10-B-40              33-8164
            CAPITAL FUNDS AGREEMENT DATED AS OF JULY 15,
            1982, BETWEEN VETCO AND VELCO FOR VELCO TO PROVIDE
            CAPITAL TO VETCO FOR CONSTRUCTION OF THE VERMONT FACILITIES
            OF THE TRANSMISSION INTER-CONNECTION BETWEEN NEW
            ENGLAND AND HYDRO-QUEBEC.
10-B-41. .  VETCO CAPITAL FUNDS SUPPORT AGREEMENT DATED AS                  10-B-41              33-8164
            OF JULY 15, 1982, BETWEEN VELCO AND PARTICIPATING VERMONT
            UTILITIES FOR ALLOCATION OF VELCO'S OBLIGATION TO VETCO
            UNDER THE CAPITAL FUNDS AGREEMENT.
10-B-42. .  ENERGY BANKING AGREEMENT DATED MARCH 21, 1983,                  10-B-42              33-8164
            AMONG HYDRO-QUEBEC, VELCO, NEET AND PARTI-
            CIPATING NEW ENGLAND UTILITIES ACTING BY AND
            THROUGH THE NEPOOL MANAGEMENT COMMITTEE FOR
            TERMS OF ENERGY BANKING BETWEEN PARTICIPATING
            NEW ENGLAND UTILITIES AND HYDRO-QUEBEC.
10-B-43. .  INTERCONNECTION AGREEMENT DATED MARCH 21, 1983,                 10-B-43              33-8164
            BETWEEN HYDRO-QUBEC AND PARTICIPATING NEW
            ENGLAND UTILITIES ACTING BY AND THROUGH THE
            NEPOOL MANAGEMENT COMMITTEE FOR TERMS AND
            CONDITIONS OF ENERGY TRANSMISSION BETWEEN
            NEW ENGLAND AND HYDRO-QUEBEC.
10-B-44. .  ENERGY CONTRACT DATED MARCH 21, 1983, BETWEEN                   10-B-44              33-8164
            HYDRO-QUEBEC AND PARTICIPATING NEW ENGLAND
            UTILITIES ACTING BY AND THROUGH THE NEPOOL
            MANAGEMENT COMMITTEE FOR PURCHASE OF
            SURPLUS ENERGY FROM HYDRO-QUEBEC.
10-B-50. .  AGREEMENT FOR JOINT OWNERSHIP, CONSTRUCTION AND                 10-B-50              33-8164
            OPERATION OF THE HIGHGATE TRANSMISSION
            INTERCONNECTION, DATED AUGUST 1, 1984,
            BETWEEN CERTAIN ELECTRIC DISTRIBUTION
            COMPANIES, INCLUDING THE COMPANY.
10-B-51. .  HIGHGATE OPERATING AND MANAGEMENT AGREEMENT,                    10-B-51              33-8164
            DATED AS OF AUGUST 1, 1984, AMONG VELCO AND
            VERMONT ELECTRIC-UTILITY COMPANIES, INCLUDING
            THE COMPANY.
10-B-52. .  ALLOCATION CONTRACT FOR HYDRO-QUEBEC FIRM POWER                 10-B-52              33-8164
            DATED JULY 25, 1984, BETWEEN THE STATE OF
            VERMONT AND  VARIOUS VERMONT ELECTRIC UTILITIES,
            INCLUDING THE COMPANY.
10-B-53. .  HIGHGATE TRANSMISSION AGREEMENT DATED AS OF                     10-B-53              33-8164
            AUGUST 1, 1984, BETWEEN THE OWNERS OF THE
            PROJECT AND VARIOUS VERMONT ELECTRIC
            DISTRIBUTION COMPANIES.
10-B-61. .  AGREEMENTS ENTERED IN CONNECTION WITH PHASE II                  10-B-61              33-8164
            OF THE NEPOOL/HYDRO-QUEBEC + 450 KV HVDC
            TRANSMISSION INTERCONNECTION.
10-B-62. .  AGREEMENT BETWEEN UNITIL POWER CORP. AND THE                    10-B-62              33-8164
            COMPANY TO SELL 23 MW CAPACITY AND ENERGY FROM
            STONY BROOK INTERMEDIATE COMBINED CYCLE UNIT.
10-B-68. .  FIRM POWER AND ENERGY CONTRACT DATED DECEMBER 4,                10-B-68  FORM 10-K 1992
            1987, BETWEEN HYDRO-QUEBEC AND PARTICIPATING                                         (1-8291)
            VERMONT UTILITIES, INCLUDING THE COMPANY, FOR
            THE PURCHASE OF FIRM POWER FOR UP TO THIRTY YEARS.
10-B-69. .  FIRM POWER AGREEMENT DATED AS OF OCTOBER 26, 1987,              10-B-69  FORM 10-K 1992
            BETWEEN ONTARIO HYDRO AND VERMONT DEPARTMENT OF                                      (1-8291)
            PUBLIC SERVICE.
10-B-70. .  FIRM POWER AND ENERGY CONTRACT DATED AS OF                      10-B-70  FORM 10-K 1992
            FEBRUARY 23, 1987, BETWEEN THE VERMONT JOINT                                         (1-8291)
            OWNERS OF THE HIGHGATE FACILITIES AND HYDRO-
            QUEBEC FOR UP TO 50 MW OF CAPACITY.
10-B-70(A)  AMENDMENT TO 10-B-70.                                        10-B-70(A)  FORM 10-K 1992
                                                                                                 (1-8291)
10-B-71. .  INTERCONNECTION AGREEMENT DATED AS OF                           10-B-71  FORM 10-K 1992
            FEBRUARY 23, 1987, BETWEEN THE VERMONT JOINT                                         (1-8291)
            OWNERS OF THE HIGHGATE FACILITIES AND HYDRO-QUEBEC.
10-B-72. .  PARTICIPATION AGREEMENT DATED AS OF APRIL 1, 1988,              10-B-72  FORM 10-Q
            BETWEEN HYDRO-QUEBEC AND PARTICIPATING VERMONT                           JUNE 1988
            UTILITIES, INCLUDING THE COMPANY, IMPLEMENTING                                       (1-8291)
            THE PURCHASE OF FIRM POWER FOR UP TO 30 YEARS
            UNDER THE FIRM POWER AND ENERGY CONTRACT DATED
            DECEMBER 4, 1987 (PREVIOUSLY FILED WITH THE
            COMPANY'S ANNUAL REPORT ON FORM 10-K FOR 1987,
            EXHIBIT NUMBER 10-B-68).
10-B-72(A)  RESTATEMENT OF THE PARTICIPATION AGREEMENT FILED             10-B-72(A)  FORM 10-K 1988
            AS EXHIBIT 10-B-72 ON FORM 10-Q FOR JUNE 1988.                                       (1-8291)
10-B-77. .  FIRM POWER AND ENERGY CONTRACT DATED DECEMBER 29,               10-B-77  FORM 10-K 1988
            1988, BETWEEN HYDRO-QUEBEC AND PARTICIPATING                                         (1-8291)
            VERMONT UTILITIES, INCLUDING THE COMPANY, FOR THE
            PURCHASE OF UP TO 54 MW OF FIRM POWER AND ENERGY.
10-B-78. .  TRANSMISSION AGREEMENT DATED DECEMBER 23, 1988,                 10-B-78  FORM 10-K 1988
            BETWEEN THE COMPANY AND NIAGARA MOHAWK POWER                                         (1-8291)
            CORPORATION (NIAGARA MOHAWK), FOR NIAGARA
            MOHAWK TO PROVIDE ELECTRIC TRANSMISSION TO
            THE COMPANY FROM ROCHESTER GAS AND ELECTRIC
            AND CENTRAL HUDSON GAS AND ELECTRIC.
10-B-81. .  SALES AGREEMENT DATED MAY 24, 1989, BETWEEN                     10-B-81  FORM 10-Q
            THE TOWN OF HARDWICK, HARDWICK ELECTRIC DEPARTMENT                       JUNE 1989
            AND THE COMPANY FOR THE COMPANY TO PURCHASE                                          (1-8291)
            ALL OF THE OUTPUT OF HARDWICK'S GENERATION AND
            TRANSMISSION SOURCES AND TO PROVIDE HARDWICK
            WITH ALL-REQUIREMENTS ENERGY AND CAPACITY EXCEPT
            FOR THAT PROVIDED BY THE VERMONT DEPARTMENT OF
            PUBLIC SERVICE OR FEDERAL PREFERENCE POWER.
10-B-82. .  SALES AGREEMENT DATED JULY 14, 1989, BETWEEN                    10-B-82  FORM 10-Q
            NORTHFIELD ELECTRIC DEPARTMENT AND THE COMPANY                           JUNE 1989
            FOR THE COMPANY TO PURCHASE ALL OF THE OUTPUT                                        (1-8291)
            OF NORTHFIELD'S GENERATION AND TRANSMISSION
            SOURCES AND TO PROVIDE NORTHFIELD WITH ALL-
            REQUIREMENTS ENERGY AND CAPACITY EXCEPT FOR
            THAT PROVIDED BY THE VERMONT DEPARTMENT OF
            PUBLIC SERVICE OR FEDERAL PREFERENCE POWER.
10-B-85. .  POWER PURCHASE AND SALE AGREEMENT BETWEEN                       10-B-85  FORM 10-K 1998
            MORGAN STANLEY CAPITAL GROUP INC. AND THE                                            (1-8291)
            COMPANY
10-B-86. .  REVOLVING CREDIT AGREEMENT WITH KEYBANK                         10-B-86  FORM 10-Q SEPT.
                                                                                            2000 (1-8291)
10-B-87. .  AMENDMENT TO FLEET REVOLVING CREDIT AGREEMENT                   10-B-87  FORM 10-Q SEPT.
                                                                                            2000 (1-8291)
10-B-88. .  ENERGY EAST POWER PURCHASE OPTION AGREEMENT                     10-B-88  FORM 10-Q SEPT.
                                                                                            2000 (1-8291)
10-B-89. .  SECOND AMENDED AND RESTATED CREDIT AGREEMENT BETWEEN            10-B-89  FORM 10-K 2001
            KEYBANK NATIONAL ASSOCIATION, FLEET NATIONAL BANK, AND
            THE COMPANY DATED JUNE 20, 2001

          MANAGEMENT  CONTRACTS  OR  COMPENSATORY  PLANS  OR  ARRANGEMENTS
          REQUIRED  TO  BE  FILED  AS  EXHIBITS  TO  THIS  FORM  10-K

                PURSUANT TO ITEM 14(C).,                    ALL UNDER SEC DOCKET 1-8291
               ------------------------------------------------------
     10-D-1B.  GREEN MOUNTAIN POWER CORPORATION SECOND AMENDED          10-D-1B  FORM 10-K 1993
               AND RESTATED DEFERRED COMPENSATION PLAN FOR DIRECTORS.
     10-D-1C.  GREEN MOUNTAIN POWER CORPORATION SECOND AMENDED          10-D-1C  FORM 10-K 1993
               AND RESTATED DEFERRED COMPENSATION PLAN FOR
               OFFICERS.
     10-D-1D.  AMENDMENT NO. 93-1 TO THE AMENDED AND RESTATED           10-D-1D  FORM 10-K 1993
               DEFERRED COMPENSATION PLAN FOR OFFICERS.
     10-D-1E.  AMENDMENT NO. 94-1 TO THE AMENDED AND RESTATED           10-D-1E  FORM 10-Q
               DEFERRED COMPENSATION PLAN FOR OFFICERS.                          JUNE 1994
     10-D-2 .  GREEN MOUNTAIN POWER CORPORATION MEDICAL EXPENSE          10-D-2  FORM 10-K 1991
               REIMBURSEMENT PLAN.
     10-D-4 .  GREEN MOUNTAIN POWER CORPORATION OFFICER                  10-D-4  FORM 10-K 1991
               INSURANCE PLAN.
     10-D-4A.  GREEN MOUNTAIN POWER CORPORATION OFFICERS'               10-D-4A  FORM 10-K 1990
               INSURANCE PLAN AS AMENDED.
     10-D-8 .  GREEN MOUNTAIN POWER CORPORATION OFFICERS'                10-D-8  FORM 10-K 1990
               SUPPLEMENTAL RETIREMENT PLAN.
     10-D-15B  GREEN MOUNTAIN POWER CORPORATION COMPENSATION PROGRAM   10-D-15B  FORM 10-K 1997
               FOR OFFICERS AND KEY MANAGEMENT PERSONNEL AS AMENDED
               AUGUST 4, 1997
     10-D-15C  GREEN MOUNTAIN POWER 2000 STOCK INCENTIVE PLAN          10-D-15C  FORM 10-K 2001
     10-D-21.  SEVERANCE AGREEMENT WITH N. R. BROCK                     10-D-21  FORM 10-K 1998
     10-D-22.  SEVERANCE AGREEMENT WITH C. L. DUTTON                    10-D-22  FORM 10-K 1998
     10-D-23.  SEVERANCE AGREEMENT WITH R. J. GRIFFIN                   10-D-23  FORM 10-K 1998
     10-D-27.  SEVERANCE AGREEMENT WITH W. S. OAKES                     10-D-27  FORM 10-K 1998
     10-D-28.  SEVERANCE AGREEMENT WITH M. G. POWELL                    10-D-28  FORM 10-K 1998
     10-D-29.  SEVERANCE AGREEMENT WITH S. C. TERRY                     10-D-29  FORM 10-K 1998
     10-D-30.  SEVERANCE AGREEMENT WITH J. H. WINER                     10-D-30  FORM 10-K 1998
     10-D-31.  AMENDMENT TO SEVERANCE AGREEMENT WITH N. R. BROCK        10-D-31  FORM 10-K 2001
     10-D-32.  AMENDMENT TO SEVERANCE AGREEMENT WITH C. L. DUTTON       10-D-32  FORM 10-K 2001
     10-D-33.  AMENDMENT TO SEVERANCE AGREEMENT WITH R. J. GRIFFIN      10-D-33  FORM 10-K 2001
     10-D-34.  AMENDMENT TO SEVERANCE AGREEMENT WITH W. S. OAKES        10-D-34  FORM 10-K 2001
     10-D-35.  AMENDMENT TO SEVERANCE AGREEMENT WITH M. G. POWELL       10-D-35  FORM 10-K 2001
     10-D-36.  AMENDMENT TO SEVERANCE AGREEMENT WITH S. C. TERRY        10-D-36  FORM 10-K 2001
     21 . . .  SUBSIDIARIES OF THE REGISTRANT                                21  FORM 10-K 1996
     *23-A-1.  CONSENT OF ARTHUR ANDERSEN LLP                            23-A-1
     24 . . .  LIMITED POWER OF ATTORNEY                                     24
     99 . . .  GREEN MOUNTAIN POWER LETTER OF ASSURANCE OF AUDIT             99  FORM 10-K 2001
               QUALITY.

81

                                              SEC 2001 FORM 10-K EXHIBIT 10-B-89

                           SECOND AMENDED AND RESTATED
                                CREDIT AGREEMENT


                                  by and among

                        GREEN MOUNTAIN POWER CORPORATION,


                          KEYBANK NATIONAL ASSOCIATION,


                               FLEET NATIONAL BANK


                                       and


                              FLEET NATIONAL BANK,

                                    AS AGENT


                             _______________________
                             _______________________

                                   $27,000,000

                             _______________________
                             _______________________


                            Dated as of June 20, 2001

1.     DEFINITIONS     87
1.1     DEFINED  TERMS     87
1.2     OTHER  DEFINITIONAL  PROVISIONS     95
2.     AMOUNT  AND  TERMS  OF  LOANS     95
2.1.     REVOLVING  CREDIT  LOANS     95
2.2.     TERM  LOANS     96
2.3.     PROCEDURE  FOR  BORROWINGS     96
2.4.     NOTES     97
2.5.     VOLUNTARY  REDUCTIONS  OF  THE  AGGREGATE REVOLVING CREDIT COMMITMENTS
98
2.6.     PREPAYMENTS  AND  PAYMENT  OF  LOANS     98
2.7.     CONVERSION  OPTIONS     99
2.8.     INTEREST  RATE  AND  PAYMENT  DATES  FOR  LOANS     100
2.9.     SUBSTITUTED  INTEREST  RATE     100
2.10.     ILLEGALITY     101
2.11.     INCREASED  COSTS     101
2.12.     INDEMNITY     102
2.13.     USE  OF  PROCEEDS     102
2.14.     CAPITAL  ADEQUACY     103
2.15.     EXTENSION  OF  REVOLVING  CREDIT  TERMINATION  DATE     103
2.16.     NOTICE  OF  COSTS:  SUBSTITUTION  OF  BANKS     104
3.     FEES;  PAYMENTS     104
3.1.     FACILITY  FEE     104
3.2     FEES  OF  THE  AGENT.     105
3.3     COMPUTATION  OF  INTEREST  AND  FEES.     105
3.4     PRO  RATA  TREATMENT  AND  APPLICATION  OF  PRINCIPAL  PAYMENTS     105
3.5.     UPFRONT  FEE.     106
4.     REPRESENTATIONS  AND  WARRANTIES.     106
4.1     SUBSIDIARY.     106
4.2.     CORPORATE  EXISTENCE  AND  POWER.     106
4.3     CORPORATE  AUTHORITY.     106
4.4     BINDING  AGREEMENT.     106
4.5.     LITIGATION     106
4.6.     NON  CONFLICTING  AGREEMENTS     106
4.7.     TAXES.     107
4.8.     FINANCIAL  STATEMENTS     107
4.9.     COMPLIANCE  WITH  APPLICABLE  LAWS     107
4.10.     GOVERNMENTAL  REGULATIONS     108
4.11.     PROPERTY     108
4.12     FEDERAL  RESERVE  REGULATIONS     108
4.13.     NO  MISREPRESENTATION.     108
4.14.     PENSION  PLANS     108
4.15.     PUBLIC  UTILITY  HOLDING  COMPANY  ACT.     108
4.16.     APPROVALS.     108
4.18.     NO  ADVERSE  CHANGE  OR  EVENT.     109
5.     CONDITIONS  OF BORROWING - FIRST BORROWING AND TERM LOAN EFFECTIVE DATE.
109
5.1.     EVIDENCE  OF  CORPORATE  ACTION.     109
5.2.     REVOLVING  CREDIT  NOTES.     109
5.4.     OPINION  OF  COUNSEL  TO  THE  COMPANY.     109
5.5.     FEES.     109
5.6.     CONSENTS,  LICENSES.     109
5.7.     PROFITABILITY.     110
5.8.     TERM  LOAN  EFFECTIVE  DATE.     110
6.     CONDITIONS  OF  BORROWING  -  ALL  BORROWINGS.     110
6.1.     COMPLIANCE.     110
6.2.     LOAN  CLOSINGS.     110
6.3.     APPROVAL  OF  COUNSEL.     111
6.4.     BORROWING  REQUEST.     111
6.5.     OTHER  DOCUMENTS.     111
7.     AFFIRMATIVE  COVENANTS.     111
7.1.     CORPORATE  EXISTENCE.     111
7.2.     TAXES.     111
7.3.     INSURANCE.     111
7.4.     PAYMENT  OF  INDEBTEDNESS  AND  PERFORMANCE  OF  OBLIGATIONS.     111
7.5.     OBSERVANCE  OF  LEGAL  REQUIREMENTS     111
7.6.     FINANCIAL  STATEMENTS  AND  OTHER  INFORMATION.     112
7.7.     INSPECTION.     113
8.     NEGATIVE  COVENANTS.     113
8.1     FUNDED  DEBT.     113
8.2.     LIENS.     114
8.3.     MERGERS  AND  CONSOLIDATIONS.     114
8.4     SALE  OF  PROPERTY.     114
8.5.     DIVIDENDS;  DISTRIBUTIONS.     114
8.6.     GUARANTIES.     114
8.7.     AMENDMENT  OF  CHARTER  OR  BY-LAWS.     115
8.8.     FUNDED  DEBT  TO  CAPITALIZATION  TEST.     115
9.     EVENTS  OF  DEFAULT.     115
10.     THE  AGENT.     117
10.1.     APPOINTMENT.     117
10.2.     DELEGATION  OF  DUTIES,  ETC.     117
10.3.     INDEMNIFICATION.     117
10.4.     EXCULPATORY  PROVISIONS.     118
10.5.     AGENT  IN  ITS  INDIVIDUAL  CAPACITY.     118
10.6.     KNOWLEDGE  OF  DEFAULT.     118
10.7.     RESIGNATION  OF  AGENT.     118
10.8.     REQUESTS  TO  THE  AGENT.     119
11.     NOTICES.     119
11.1.     MANNER  OF  DELIVERY.     119
11.2.     DISTRIBUTION  OF  COPIES.     121
11.3.     NOTICES  BY  THE  AGENT  OR  A  BANK.     121
12.     RIGHT  OF  SET-OFF.     121
13.     AMENDMENTS  WAIVERS  AND  CONSENTS.     121
14.     OTHER  PROVISIONS.     122
14.1.     NO  WAIVER  OF  RIGHTS  BY  THE  BANKS.     122
14.2.     HEADINGS;  PLURALS.     122
14.3.     COUNTERPARTS.     122
14.4.     SEVERABILITY.     122
14.5.     INTEGRATION.     122
14.6.     SALES  AND  PARTICIPATIONS IN LOANS AND NOTES, SUCCESSORS AND ASSIGNS,
SURVIVAL  OF  REPRESENTATIONS  AND  WARRANTIES.     123
14.7.     APPLICABLE  LAW.     124
14.8.     INTEREST.     124
14.9.     ACCOUNTING  TERMS  AND  PRINCIPLES.     124
14.10.     WAIVER  OF  TRIAL  BY  JURY.     124
14.11.     CONSENT  TO  JURISDICTION.     124
14.12.     SERVICE  OF  PROCESS.     125
14.13.     NO  LIMITATION  ON  SERVICE  OR  SUIT     125
15.      OTHER  OBLIGATIONS  OF  THE  COMPANY.     125
15.1.     TAXES  AND  FEES.     125
15.2.     EXPENSES.     125
15.3.     LOST  NOTES.     125
16.     EFFECTIVE  DATE.     126
EXHIBIT  A     ERROR!  BOOKMARK  NOT  DEFINED.
COMMITMENTS     ERROR!  BOOKMARK  NOT  DEFINED.
EXHIBIT  B     ERROR!  BOOKMARK  NOT  DEFINED.
SCHEDULE  I     ERROR!  BOOKMARK  NOT  DEFINED.
SCHEDULE  II     ERROR!  BOOKMARK  NOT  DEFINED.
EXHIBIT  C     ERROR!  BOOKMARK  NOT  DEFINED.
FORM  OF  BORROWING  REQUEST     ERROR!  BOOKMARK  NOT  DEFINED.
EXHIBIT  D-1     ERROR!  BOOKMARK  NOT  DEFINED.
FORM  OF  REVOLVING  CREDIT  NOTES     ERROR!  BOOKMARK  NOT  DEFINED.
GRID     ERROR!  BOOKMARK  NOT  DEFINED.
REVOLVING  CREDIT  NOTE     ERROR!  BOOKMARK  NOT  DEFINED.
EXHIBIT  D-1     ERROR!  BOOKMARK  NOT  DEFINED.
FORM  OF  TERM  LOAN  NOTES     ERROR!  BOOKMARK  NOT  DEFINED.
EXHIBIT  E     ERROR!  BOOKMARK  NOT  DEFINED.
FORM  OF  CONVERSION/CONTINUATION  REQUEST     ERROR!  BOOKMARK  NOT  DEFINED.
EXHIBIT  F     ERROR!  BOOKMARK  NOT  DEFINED.
SUBSIDIARIES     ERROR!  BOOKMARK  NOT  DEFINED.
EXHIBIT  G-1     ERROR!  BOOKMARK  NOT  DEFINED.
FORM  OF  OPINION  OF  COUNSEL  TO  COMPANY     ERROR!  BOOKMARK  NOT DEFINED.
EXHIBIT  G-2     ERROR!  BOOKMARK  NOT  DEFINED.
FORM OF OPINION OF COUNSEL TO COMPANY (FOR TERM LOAN EFFECTIVE DATE)     ERROR!
BOOKMARK  NOT  DEFINED.

                  SECOND AMENDED AND RESTATED CREDIT AGREEMENT
     This SECOND AMENDED AND RESTATED CREDIT AGREEMENT, dated as of June 20, 2001, among GREEN MOUNTAIN POWER CORPORATION, a Vermont corporation (the "Company"), the Signatory Banks hereto (each, a "Bank" and, collectively, the "Banks"), and FLEET NATIONAL BANK, as agent hereunder (in such capacity, the
"Agent") amends and restates in its entirety the Amended and Restated Credit Agreement dated of August 17, 1998 (the "Credit Agreement").
The Company has requested that the Banks agree to certain amendments to the Credit Agreement and, subject to the terms and provisions hereof, the Banks are willing to so amend the Credit Agreement and to restate the Credit Agreement in its entirety, as follows:
1.     DEFINITIONS1.     DEFINITIONS.
--     -----------
1.1.     DEFINED  TERMS1.1     DEFINED  TERMS.  As used in this Agreement, terms
----     --------------
defined in the paragraphs above have the meanings therein indicated, and the following terms have the following meaning:
     "Accountants"  Arthur  Andersen LLP, or such other firm of certified public
      -----------
accountants  of  recognized  national  standing  selected  by  the  Company.
     "Affected  Loan":  as  defined  in  paragraph  2.9.
      --------------
     "Affected  Principal Amount":  (i) in the event that the Company shall fail
      --------------------------
for any reason to borrow a Loan constituting a LIBOR Loan after it shall have delivered a Borrowing Request to the Agent, an amount equal to the principal amount of such LIBOR Loan; (ii) in the event that the right of the Company to have a LIBOR Loan outstanding hereunder shall be suspended or shall terminate for any reason prior to the last day of the Interest Period applicable thereto, an amount equal to the principal amount of such LIBOR Loan; and (iii) in the event that the Company shall prepay or repay all or any part of the principal amount of a LIBOR Loan prior to the last day of the Interest Period applicable thereto, an amount equal to the principal amount so prepaid or repaid. "Affiliate": a Person that directly or indirectly, or through one or more
 ---------
intermediaries,  controls  or  is  controlled by or is under common control with
 ----
another Person.  The term "control" means possession, directly or indirectly, of
 --
the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.
     "Agent's  Fees":  as  defined  in  paragraph  3.2.
      -------------
     "Aggregate  Commitments":  the  sum of the Commitments set forth in Exhibit
      ----------------------                                             -------
Aas  the  same  may  be  reduced  (through  reductions  in  the Revolving Credit
Commitment  portion  thereof)  pursuant  to  paragraph  2.5.
"Aggregate  Revolving  Credit  Commitments":  the  sum  of  the Revolving Credit
 -----------------------------------------
Commitments  set  forth  in  Exhibit  Aas  the  same  may be reduced pursuant to
 ----                        ----------
paragraph  2.5.
 ----
"Aggregate  Term  Loan  Commitments":  the  sum of the Term Loan Commitments set
 ----------------------------------
forth  in  Exhibit  A.
 --        ----------
"Agreement":  this  Second Amended and Restated Credit Agreement, as same may be
 ---------
amended, supplemented or otherwise modified from time to time. "Alternate Base Rate": the higher of (a) the annual rate of interest publicly
 ---------------------
announced from time to time by the Agent at the Agent's head office as its "prime rate" and (b) one-half of one percent ( %) above the Federal Funds Effective Rate.
"Alternate  Base  Rate  Loans":  Loans  (or any portion thereof) at such time as
 ----------------------------
they  (or  such portions) are made or are being maintained at a rate of interest
 --
based  upon  the  Alternate  Base  Rate.
"Applicable  Lending  Office":  as  to  any  Bank,  such Bank's Domestic Lending
 ---------------------------
Office  or  LIBOR  Lending  Office,  as  the  case  may  be.
 ----
"Applicable  Margin":  with  respect  to  LIBOR  Loans: (i) for Revolving Credit
 ------------------
Loans,  the  additional  rate  per  annum  to  be  added to LIBOR, determined by
 ---
reference  to  Schedule  I on Exhibit B hereto based upon the Debt Rating of the
 ---
Company;  provided that if the Company has no Debt Rating, the Applicable Margin
 -
shall be the highest rate per annum (i.e., Pricing Level IV) applicable to such Loans during the relevant period; and (ii) for Term Loans, the additional rate per annum equal to one and one-quarter percent (1.25%) to be added to LIBOR. "Authorized Signatory": the president, any vice president, the treasurer, the
 ---------------------
secretary, or any other duly authorized officer of the Company acceptable to Agent.
"Bank"  or  "Banks":  the signatory Banks to this Credit Agreement and any other
 -----------------
bank or lender that becomes a signatory hereto pursuant to paragraph 14.6. "Borrowing": a Borrowing of additional principal amounts pursuant to paragraph
 ---------
2.3 consisting of simultaneous Loans of the same Type made by each Bank. "Borrowing Request": as defined in paragraph 2.3.
 ------------------
"Borrowing  Date":  any date specified in a Borrowing Request delivered pursuant
 ---------------
to paragraph 2.3 as a date on which the Company requests the Banks to make Loans hereunder.
"Business  Day":  for all purposes other than as set forth in clause (ii) below,
 -------------
(i) any day other than a Saturday, Sunday or other day on which commercial banks located in New York City or Boston are authorized or required by law or other governmental actions to close and (ii) with respect to all notices and determinations in connection with, and payments of principal and interest on
LIBOR Loans, any day other than a Saturday, Sunday, or other day on which commercial banks located in New York City or Boston are authorized or required to close under the laws applicable to commercial banks located in New York City or Boston and, if the applicable day relates to a LIBOR Loan or an interest period for a LIBOR Loan, the day on which dealings in dollar deposits are also carried on in the London interbank market and banks are open for business in London.
"Code":  the Internal Revenue Code of 1986, as the same may be amended from time
 ----
to time, or any successor thereto, and the rules and regulations issued hereunder, as from time to time in effect.
"Commitment":  in  respect of any Bank, such Bank's undertaking to make Loans to
 ----------
the Company, subject to the terms and conditions hereof, in an aggregate outstanding principal amount equal to but not exceeding the amount set forth next to the name of such Bank on Exhibit Aunder the heading "Total Commitment",
                                  ---------
as the same may be reduced (through reductions in the Revolving Credit Commitment portion thereof) pursuant to paragraph 2.5.
     "Commitment Percentage":  as to any Bank, the percentage set forth opposite
      ---------------------
the  name  of  such Bank on Exhibit A under the heading "Commitment Percentage".
                            ---------
     "Commonly  Controlled  Entity":  an  entity,  whether  or not incorporated,
      ----------------------------
which is under common control with the Company within the meaning of Section 414(b) or 414(c) of the Code.
"Consolidated":  the  Company  and  its  Subsidiaries  taken  as  a  whole.
 ------------
"Consolidated Net Worth": the means the aggregate of the capital stock and other
 ----------------------
equity accounts (including, without limitation, retained earnings and paid-in capital) of the Consolidated Company.
"Conversion/Continuation  Request":  as  defined  in  paragraph  2.7.
 --------------------------------
"Conversion  Date":  the date on which a Loan of one Type is converted to a Loan
 ----------------
of  another  Type  or  continued  as  a  Loan  of  the  same  Type.
"Debt  Rating":  the  public  debt  rating of the Company's First Mortgage Bonds
 ------------
according  to Standard & Poor's Corporation or Moody's Investor Service.  In the
 --
event of a split rating, the lower of the two ratings will apply. In the event that neither Standard & Poor's Corporation nor Moody's Investor Service have a public debt rating for the Company, the Company shall be deemed to have no Debt Rating.
"Designated  Documents": the Company's annual report on Form 10-K for the fiscal
 ---------------------
year ending December 31, 2000, the Company's filing of Form 8-K dated January 5, 2001, the Company's filing of Form 8-K dated January 23, 2001, the Company's filing  of  Form  8-K  dated  January 26, 2001, the Company's filing of Form 8-K dated March 6, 2001, the Company's quarterly report on form 10-Q for fiscal quarter ending March 31, 2001, the Company's filing of Form 8-K dated April 25, 2001 and the Company's filing of Form 8-K dated May 2, 2001. "Dollars" and "$": dollars in lawful currency of the United States of America.
 -------
"Domestic  Lending  Office":  as  to any Bank, initially the office of such Bank
 -------------------------
designated  as  such  on  the  signature  page hereof, and thereafter such other
 -
office in the United States as reported by such Bank to the Agent, that shall be
 -
making  or  maintaining  Alternate  Base  Rate  Loans.
"Effective  Date":  as  defined  in  paragraph  16.
 ---------------
"End Date": (i) with respect to the Revolving Credit Loans, the Revolving Credit
 --------
Termination Date; and (ii) with respect to the Term Loans, the Term Loan Maturity Date.
"Environmental  Law":  Any  and  all federal, state, local and foreign statutes,
 ------------------
laws,  regulations,  ordinances,  rules,  judgments,  orders,  decrees, permits,
 -
concessions,  grants,  franchises,  licenses,  agreements  or other governmental
 -
restrictions  relating  to the environment (but not including zoning and similar
 -
land use laws and regulations which have no Material Adverse Effect on the Company) or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes into the environment, including, without limitation, ambient air, surface water, ground water or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes.
"Environmental  Notice":  any summons, citation, directive, information request,
 ---------------------
notice of potential responsibility, notice of violation or deficiency, order, claim, complaint, investigation, proceeding, judgment, letter or other communication, written or oral, actual or threatened, from the United States Environmental Protection Agency or other federal, state or local agency or authority, or any other entity or individual, public or private, concerning any intentional or unintentional act or omission which involves management of hazardous substances or wastes on or off any property owned or leased by the Company or any Subsidiary or Affiliate of the Company; the imposition of any Lien on such property; and any alleged violation of or responsibility under Environmental Laws.
     "ERISA":  the  Employee  Retirement Income Security Act of 1974, as amended
      -----
from time to time, and the rules and regulations issued thereunder, as from time to time in effect.
"Event  of  Default":  any of the events specified in paragraph 9, provided that
 ------------------
any requirement for the giving of notice, the lapse of time, or both, has been satisfied.
"Federal  Funds Effective Rate":  for any day, the weighted average of the rates
 -----------------------------
on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers on such day, as published for the prior day by the Federal Reserve Bank of Boston.
"First  Mortgage Bonds":  the Company's First Mortgage Bonds as set forth in the
 ---------------------
Company's 1997 Form 10-K filed on March 27, 1998 with the Securities and Exchange Commission.
     "FNB":  Fleet  National  Bank,  a  national  banking  association.
      ---
"Facility  Fee":  as  defined  in  paragraph  3.1.
 --------------
"Financial  Statements":  as  defined  in  paragraph  4.8.
 ---------------------
"Funded  Debt":  all  obligations  of the Company evidenced by bonds (including,
 ------------
without  limitation,  the  First  Mortgage  Bonds),  debentures,  notes or other
 -
similar  instruments  (including, without limitation, preferred stock not issued
 -
and outstanding as of the date hereof that has maturities within the term of this Agreement) and all other evidences of indebtedness of the Company
(including, without limitation, Short-Term Funded Debt), and any other instrument or arrangement which would be treated as indebtedness under GAAP, including, without limitation, capitalized leases but excluding trade obligations and normal accruals, including accounts payable, in the ordinary course of business not yet due and payable, or with respect to which the Company is contesting in good faith the amount or validity thereof by appropriate proceedings and then only to the extent that the Company has set aside on its books adequate reserves therefor in accordance with GAAP and such contest does not have a Material Adverse Effect.
     "GAAP":  generally  accepted  accounting  principles  from  time  to  time
      ----
followed  by  companies  engaged  in  a business similar to that of the Company,
      -
except as otherwise required by any applicable rules, regulations or orders of the VPSB, or other public regulatory authority having jurisdiction over the accounts of the Company; provided that the Company may at any time contest or controvert in good faith the validity or applicability to the Company of any such rule, regulation or order; and provided, further, that the federal income tax liability of the Company may be computed as if the Company were filing separate returns notwithstanding the fact that it may file consolidated returns as part of an affiliated group.
"Governmental  Body":  any  nation  or  government, any state or other political
 ------------------
subdivision  thereof,  any  entity  exercising executive, legislative, judicial,
 --
regulatory,  or  administrative functions, of, or pertaining to, government, and
 --
any  court  or  arbitrator.
"Interest  Payment  Date":  (a) as to any Alternate Base Rate Loan, the last day
 -----------------------
of each March, June, September and December commencing on the first such day to occur after such Loan is made or any LIBOR Loan is converted to an Alternate Base Rate Loan, and the date each Alternate Base Rate Loan is paid in full, (b) as to any LIBOR Loan in respect of which the Company has selected an Interest Period of one, two or three months, the last day of such Interest Period, and
(c) as to any LIBOR Loan having an Interest Period of six months, the last day and, in addition, the numerically corresponding day (or, if there is no numerically corresponding day, the last day) in the calendar month that is three months after the first day, of such Interest Period.
     "Interest  Period":
      ----------------
(a)     with  respect  to  any  LIBOR  Loan  comprising  the  same  Borrowing:
     (i) initially, the period commencing on, as the case may be, the Borrowing Date or a Conversion Date with respect to such LIBOR Loan, and ending one, two, three or six months thereafter, as selected by the Company in its irrevocable Borrowing Request as provided in paragraph 2.3 or its irrevocable Conversion/Continuation Request as provided in paragraph 2.7; and
(ii) thereafter, each period commencing on, as the case may be, the Borrowing Date or a Conversion Date with respect to such LIBOR Loan and ending one, two, three or six months thereafter, as selected by the Company in its irrevocable notice of conversion as provided in paragraph 2.7; and
     (b)     [Reserved]
(c) All of the foregoing provisions relating to Interest Periods set forth in paragraph (a) above are subject to the following:
     (i) if any Interest Period pertaining to a LIBOR Loan comprising the same Borrowing would otherwise end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Business Day;
(ii) if, with respect to the conversion of any Loan, the Company shall fail to give due notice as provided in paragraph 2.7 for such Loan, such Loan shall be automatically converted to an Alternate Base Rate Loan upon the expiration of the Interest Period with respect thereto;
(iii) any Interest Period pertaining to a LIBOR Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month;
(iv) the Company shall select Interest Periods relating to LIBOR Loans so as not to have more than twelve different Interest Periods relating to LIBOR Loans outstanding at any one time; and
(v) the Company shall select Interest Periods pertaining to LIBOR Loans such that, on the date the mandatory repayment is required to be made under paragraph 2.6(b), the outstanding principal amount of all Alternate Base Rate Loans and LIBOR Loans with Interest Periods ending on the date of such payment shall equal the aggregate principal amount of the Loans required to be repaid on such date.
     "KeyBank  Certificate  of  Deposit":  the  certificate of deposit issued by
      ---------------------------------
KeyBank National Association, in an amount not to exceed $15,150,000, for the benefit of the Company, which the Company has pledged to KeyBank National Association to secure its obligations under the KeyBank Credit Facility. "KeyBank Credit Facility": the credit facility, in a principal amount not to
 -------------------------
exceed  $15,000,000, in effect pursuant to that certain Revolving Line of Credit
 -
Agreement dated as of September 20, 2000, between KeyBank National Association, or its successors and assigns, and the Company.
     "LIBOR":  as applicable to any LIBOR Loan, the rate per annum as determined
      -----
on the basis of the offered rates for deposits in U.S. Dollars, for a period of time comparable to the Interest Period for such LIBOR Loan which appears on the Telerate page 3750 as of 11:00 a.m. London time on the day that is two (2)
Business Days (as such definition relates to LIBOR Loans) preceding the first day of such LIBOR Loan; provided, however, if the rate described above does not
                         -----------------
appear on the Telerate System on any applicable interest determination date, LIBOR shall be the rate (rounded upward, if necessary, to the nearest one hundred-thousandth of a percentage point), determined on the basis of the offered rates for deposits in U.S. dollars for a period of time comparable to the Interest Period for such LIBOR Loan which are offered by four major banks in the London interbank market at approximately 11:00 a.m. London time, on the day that is two (2) Business Days (as such definition relates to LIBOR Loans) preceding the first day of such LIBOR Loan as selected by Agent. The principal London office of each of the four major London banks will be requested to provide a quotation of its U.S. Dollar deposit offered rate. If at least two such quotations are provided, the rate for that date will be the arithmetic mean of the quotations. If fewer than two quotations are provided as requested, the rate for that date will be determined on the basis of the rates quoted for loans in U.S. dollars to leading European banks for a period of time comparable to Interest Period for such LIBOR Loan offered by major banks in New York City at approximately 11:00 a.m. New York City time, on the day that is two (2) Business Days (as such definition relates to LIBOR Loans) preceding the first day of such LIBOR Loan. In the event that Agent is unable to obtain any such quotation as provided above, it will be deemed that LIBOR pursuant to a LIBOR Loan cannot be determined. In the event that the Board of Governors of the Federal Reserve System shall impose a Reserve Percentage (as defined below) with respect to LIBOR deposits of member banks of the Federal Reserve System then for any period during which such Reserve Percentage shall apply, LIBOR shall be equal to the amount determined above divided by an amount equal to 1 minus the Reserve Percentage. "Reserve Percentage" shall mean the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed on member banks of the Federal Reserve System against "Euro-currency Liabilities" as defined in Regulation D.
     "LIBOR  Lending Office":  as to any Bank, initially the office of such Bank
      ---------------------
designated  as  such  on  the  signature  page hereof, and thereafter such other office as reported by such Bank to the Agent, that shall be making or maintaining LIBOR Loans.
"LIBOR  Loan":  Loans  (or  any  portions thereof) at such time as they (or such
 -----------
portions)  are  made or being maintained at a rate of interest based upon LIBOR.
 ---
"Lien":  any  mortgage,  pledge, hypothecation, assignment, deposit arrangement,
 ----
encumbrance,  lien  (statutory  or  other),  or  preference,  priority  or other security agreement or security interest of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the
Uniform  Commercial  Code  or  comparable  law  of  any  jurisdiction).
"Loan Documents":  collectively, this Agreement, the Notes, and any document and
 --------------
instrument  executed  and/or  delivered  in  connection  herewith  or therewith.
     "Loans":  collectively,  Revolving  Credit  Loans  and  Term  Loans.
      -----
     "Majority  Banks":  either: (a) at any time when there are fewer than three
      ---------------
(3) Banks party hereto, (i) at any time prior to the termination or expiration of the Commitments, Banks having at least 100% of the Aggregate Commitments; or
(ii) at any time upon or after the termination or expiration of the Commitments, Banks holding at least 100% of the outstanding Loans; or (b) at any time when there are three (3) or more Banks party hereto, (i) at any time prior to the termination or expiration of the Commitments, Banks having at least 66 2/3% of the Aggregate Commitments; or (ii) at any time upon or after the termination or expiration of the Commitments, Banks holding at least 66 2/3% of the outstanding Loans.
"Material  Adverse  Change":  a material adverse change in the business, assets,
 -------------------------
liabilities, condition (financial or otherwise), results of operations or business prospects of (a) the Company or (b) the Company and its Subsidiaries "taken as a whole" which would reasonably be expected to render the Company unable to perform its obligations under the Loan Documents. The term "Material Adverse Change" shall include, without limitation, any change in any law, regulation, treaty or directive or in the interpretation or application thereof by any Governmental Body, charged with the administration thereof or compliance by the Company with any request or directive from any Governmental Body, the result of which would have a Material Adverse Effect. The term "Material Adverse Change" shall also include, without limitation, the occurrence or failure to occur of any event, which occurrence or failure to occur has a Material Adverse Effect with respect to the Company.
"Material  Adverse  Effect":  (a) with respect to any Person (including, without
 --------------------------
limitation, the Company), any materially adverse effect on such Person's business, assets, liabilities, condition (financial or otherwise), results of operations or business prospects, (b) with respect to a group of Persons "taken as a whole" (including, without limitation, the Company and its Subsidiaries), any materially adverse effect on such Persons' business, assets, liabilities, financial conditions, results of operations or business prospects taken as a whole on, where appropriate, a consolidated basis in accordance with GAAP, and
(c) with respect to any Loan Document, any adverse effect, WHETHER OR NOT MATERIAL on the binding nature, validity or enforceability thereof as an obligation of the Company.
"Multiemployer  Plan":  a  Plan  which  is  a  multiemployer  plan as defined in
 -------------------
Section  4001  (a)(3)  of  ERISA.
 -----
     "Non-Consenting  Bank":  as  defined  in  paragraph  2.15.
      --------------------
"Notes":  as  defined  in  paragraph  2.4.
 -----
     "PBGC":  the  Pension  Benefit Guaranty Corporation established pursuant to
      ----
Subtitle A of Title IV of ERISA, or any Government Body succeeding to the functions thereof.
 "Person":  an  individual, partnership, corporation, limited liability company,
  ------
limited liability partnership, business trust, joint stock company, trust, unincorporated association, joint venture, Governmental Body or any other entity of whatever nature.
"Plan":  any  pension  plan which is covered by Title IV of ERISA and in respect
 ----
of which the Company or a Commonly Controlled Entity is an "employer" as defined in Section 3(5) of ERISA.
     "Property":  all  types  of  real,  personal, tangible, intangible or mixed
      --------
property.
     "Regulation  D":  Regulation  D  of  the  Board of Governors of the Federal
      -------------
Reserve  System,  as  amended  from  time  to  time.
     "Replacement  Bank":  as  defined  in  paragraph  2.15.
     ------------------
     "Reportable Event":  any event described in Section 4043(b) of ERISA, other
      ----------------
than  an  event  with  respect  to  which the 30-day notice requirement has been waived.
     "Revolving  Credit  Commitment":  in  respect  of  any  Bank,  such  Bank's
      -----------------------------
undertaking  to make Revolving Credit Loans to the Company, subject to the terms
      -
and conditions hereof, in an aggregate outstanding principal amount equal to but not exceeding the amount set forth next to the name of such Bank on Exhibit
                                                                         -------
Aunder the heading "Revolving Credit Commitment", as the same may be reduced pursuant to paragraph 2.5.
"Revolving  Credit  Commitment  Percentage":  as to any Bank, the percentage set
 -----------------------------------------
forth  opposite  the  name of such Bank on ExhibitA under the heading "Revolving
 -                                         -------
Credit  Commitment  Percentage".
 -
"Revolving  Credit  Loans":  Loans  made  pursuant  to  paragraph  2.1.
 ------------------------
"Revolving  Credit  Notes":  as  defined  in  paragraph  2.4.
 ------------------------
"Revolving  Credit  Termination  Date":  June  19,  2002  or any date subsequent
 ------------------------------------
thereto  resulting  from  an  extension of the Revolving Credit Termination Date
 ----
pursuant  to  paragraph  2.15.
 --
"Short-Term  Funded  Debt":  debt  with  initial maturities of less than one (1)
 ------------------------
year.
 --
"Special  Counsel":  Brown,  Rudnick,  Freed  & Gesmer, P.C., or such other firm
 ----------------
selected  by  the  Agent.
 --
     "Subsidiary":  any corporation a majority of the voting shares of which are
      ----------
at the time owned by the Company or by other subsidiaries of the Company or by the Company and other subsidiaries of the Company.
"Taxes":  any  present  or future income, stamp or other taxes, levies, imposts,
 -----
duties, fees, assessments, deductions, withholdings, or other like charges, now or hereafter imposed, levied, collected, withheld, or assessed by any Governmental Body.
"Term  Loans":  Loans  made  pursuant  to  paragraph  2.2.
 -----------
"Term Loan Commitment":  in respect of any Bank, such Bank's undertaking to make
 --------------------
Term Loans to the Company, subject to the terms and conditions hereof, in an aggregate outstanding principal amount equal to but not exceeding the amount set forth next to the name of such Bank on Exhibit Aunder the heading "Term Loan
                                           ---------
Commitment".
"Term  Loan  Commitment  Percentage":  as  to any Bank, the percentage set forth
 ----------------------------------
opposite  the  name  of  such  Bank  on  ExhibitA  under  the heading "Term Loan
 --                                      -------
Commitment  Percentage".
 --
"Term Loan Effective Date": as defined in paragraph 5.8.  Under no circumstances
 ------------------------
may the Term Loan Effective Date be later than October 12, 2001. "Term Loan Maturity Date": the date that is two years after the Term Loan
 --------------------------
Effective  Date.
 -----
"Term  Loan  Notes":  as  defined  in  paragraph  2.4.
 -----------------
"Total  Capitalization":  the  sum  of  (a) all Consolidated  Net Worth plus (b)
 ---------------------
Funded  Debt.
 --
"Type":  Loans  made  hereunder  as Alternate Base Rate Loans or LIBOR Loans, as
 ----
the  case  may  be.
 -
"Usage  Fee":  as  defined  in  paragraph  2.8(b).
 ----------
     "VPSB":  the  Vermont  Public  Service  Board.
      ----
1.2.     OTHER  DEFINITIONAL  PROVISIONS1.2     OTHER  DEFINITIONAL  PROVISIONS.
----     -------------------------------
(a) All terms defined in this Agreement shall have the meanings given such terms herein when used in any certificate, opinion or other document made or delivered pursuant hereto or thereto, unless otherwise defined therein. All terms defined in this Agreement and not defined in paragraph 1.1 shall have the respective meanings given them in the text of this Agreement.
(b) As used herein and in any certificate or other document made or delivered pursuant hereto or thereto, accounting terms relating to the Company not defined in paragraph 1.1, and accounting terms partly defined in paragraph 1.1, to the extent not defined, shall have the respective meanings given to them under GAAP.
(c) The words "hereof", "herein", "hereto" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and paragraph, schedule and exhibit references, contained herein shall refer to paragraphs hereof or schedules or exhibits hereto unless otherwise expressly provided herein. The word "or" shall not be exclusive.
2.     AMOUNT  AND  TERMS  OF  LOANS2.     AMOUNT  AND  TERMS  OF  LOANS.
--     -----------------------------
2.1.     REVOLVING  CREDIT  LOANS2.1.     REVOLVING  CREDIT  LOANS.
----     ------------------------
(a) Subject to the terms and conditions of this Agreement, each Bank severally agrees to make Revolving Credit Loans to the Company from time to time on and after the Effective Date to, but excluding, the Revolving Credit Termination Date; provided that the aggregate unpaid principal amount of all
                    --------
Revolving Credit Loans made by or due to each Bank at any one time shall not exceed an amount equal to such Bank's Revolving Credit Commitment; and provided
                                                                        --------
further that the aggregate unpaid principal amount of the Revolving Credit Loans
-------
at any one time outstanding shall not exceed the lesser of (i) the Aggregate Revolving Credit Commitments and (ii) the aggregate outstanding principal balance of all Revolving Credit Loans permitted to be outstanding hereunder after giving effect to the mandatory repayments required to be made under paragraph 2.6(b); and provided further that the aggregate unpaid principal
                         -----------------
amount  of  all Loans at any one time outstanding shall not exceed the lesser of
(i) the Aggregate Commitments and (ii) the aggregate outstanding principal balance of all Loans permitted to be outstanding hereunder after giving effect to the mandatory repayments required to be made under paragraph 2.6(b). During the period from the Effective Date to the Revolving Credit Termination Date, the Company may borrow, repay and reborrow Revolving Credit Loans hereunder, and may convert all or any part of the Revolving Credit Loans from one Type to another Type or continue all or any part of the Revolving Credit Loans as the same Type in accordance with and subject to the terms and provisions hereof. In the event the Company elects to extend the scheduled maturity of the Revolving Credit Loans in accordance with paragraph 2.15 hereof, during the period from and after the original Revolving Credit Termination Date to the extended Revolving Credit Termination Date, the Company may prepay the Revolving Credit Loans and may convert all or any part of the Revolving Credit Loans from one Type to Loans of another Type or continue all or any part of the Revolving Credit Loans as the same Type, all in accordance with and subject to the terms and provisions hereof.
2.2.     TERM  LOANS2.2.     TERM  LOANS.
----     -----------
(a) Subject to the terms and conditions of this Agreement, each Bank severally agrees to make Term Loans to the Company on the Term Loan Effective Date in the amount of the Term Loan Commitment of such Bank. The Banks shall have no obligation to make Term Loans on any date other than the Term Loan Effective Date and shall have no obligation to make Term Loans in excess of the Aggregate Term Loan Commitments. The Company may not reborrow any Term Loan (or any portion thereof) it has repaid. The Company may prepay the Term Loans and may convert all or any part of the Term Loans from one Type to Term Loans of another Type or continue all or any part of the Term Loans as the same Type, all in accordance with and subject to the terms and provisions hereof.
2.3.     PROCEDURE  FOR  BORROWINGS2.3.     PROCEDURE  FOR  BORROWINGS.
----     --------------------------
     The Company may effect a Borrowing on any Business Day occurring on or after the Effective Date (or, with respect to the Term Loans, only on the Term Loan Effective Date) by giving the Agent an irrevocable written notice of borrowing (each, a "Borrowing Request" in the form of Exhibit C) (which
                                                               ----------
Borrowing Request must be received by the Agent (a) prior to 10:00 a.m., Boston time, three Business Days (or fewer days, if each Bank in its sole discretion agrees) prior to the requested Borrowing Date, if the Company is requesting that LIBOR Loans be made as part of such Borrowing, and (b) prior to 10:00 a.m., Boston time, one Business Day prior to the requested Borrowing Date, if the Company is requesting that Alternate Base Rate Loans be made as part of such Borrowing), specifying (i) the amount(s) to be borrowed and whether and to what extent the Borrowing consists of Term Loans or Revolving Credit Loans, (ii) the requested Borrowing Date, (iii) whether such Borrowing is to consist of LIBOR Loans, Alternate Base Rate Loans or a combination thereof, and (iv) if the Loans are to be LIBOR Loans, the length of the initial Interest Period for each thereof. Each Borrowing shall be in an aggregate principal amount equal to or greater than $500,000 or, if less, the undrawn balance of the Commitments. The principal amount of each Bank's Revolving Credit Loan made on a Borrowing Date shall be in an amount equal to such Bank's Revolving Credit Commitment Percentage of the Revolving Credit Loans made on such Borrowing Date. The principal amount of each Bank's Term Loan made on the Term Loan Effective Date shall be in an amount equal to such Bank's Term Loan Commitment Percentage of the Term Loans made on such Borrowing Date. Subject to the provisions of paragraphs 2.8 and 2.9, Loans may be Alternate Base Rate Loans or LIBOR Loans, or any combination thereof. Upon receipt of each Borrowing Request from the Company, the Agent shall promptly notify each Bank thereof (such notice to be promptly confirmed in writing). Each Bank will make the amount of its Revolving Credit Commitment Percentage (or Term Loan Commitment Percentage, if the Borrowing is of the Term Loans) of each Borrowing available to the Agent for the account of the Company at the office of the Agent set forth in paragraph 11.1, not later than 12:00 noon, Boston time on the Borrowing Date requested by the Company, in funds immediately available to the Agent at such office. Amounts so made available to the Agent on a Borrowing Date will, subject to the satisfaction of the terms and conditions of this Agreement as determined by the Agent, be made immediately available on such date to the Company by the Agent at the office of the Agent specified in paragraph 11.1 by crediting the account of the Company on the books of such office with the aggregate of said amounts, in like funds as received by the Agent. Unless the Agent shall have received prior notice from a Bank (by telephone or otherwise, such notice to be promptly confirmed by telex, telecopy or other writing) that such Bank will not make available to the Agent such Bank's pro rata share of the Loans requested by the Company, the Agent may assume that such Bank has made such share available to the Agent on such Borrowing Date in accordance with this paragraph; provided that such Bank received notice of the proposed borrowing from the Agent, and the Agent may, in reliance upon such assumption, make available to the Company on such Borrowing Date a corresponding amount. If and to the extent such Bank shall not have so made such pro rata share available to the Agent on such Borrowing Date, such Bank shall pay to the Agent on demand (in addition to such Bank's pro rata share of the Loans to be funded on such Borrowing Date) an amount equal to the product of (i) the average computed for the period referred to in clause (iii) below, of the weighted average interest rate paid by the Agent for federal funds acquired by the Agent during each day included in such period, times(ii) the amount of such Bank's Revolving Credit Commitment
         -----
Percentage  of  such  Revolving  Credit  Loans  (or  the  Term  Loan  Commitment
Percentage  of  such Term Loans, as the case may be), times(iii) a fraction, the
                                                      -----
numerator of which is the number of days that elapse from and including such Borrowing Date to the date on which the amount of such Bank's Revolving Credit Commitment Percentage of such Revolving Credit Loans (or the Term Loan
Commitment  Percentage  of  such  Term  Loans,  as the case may be) shall become immediately available to the Agent, and the denominator of which is 365. Such Bank shall not be entitled to receive interest on its pro rata share of the Loans for any period prior to the date it actually funds is pro rata share. If and to the extent such Bank shall not have so made such pro rata share available to the Agent within three (3) days following such Borrowing Date (and if and to the extent Agent has funded Bank's pro rata share of the Loans), the Company shall pay to the Agent forthwith on demand (but without duplication) an amount equal to such Bank's Revolving Credit Commitment Percentage of such Revolving Credit Loans (or the Term Loan Commitment Percentage of such Term Loans, as the case may be), together with interest thereon for each day from the date such amount is made available to the Company until the date such amount is paid to the Agent, at the applicable interest rate for such Revolving Credit Loans (or Term Loans, as the case may be) as set forth in paragraph 2.8. Such payment by the Company, however, shall be without prejudice to its rights against such Bank.
2.4.     NOTES2.4.     NOTES.  Revolving  Credit  Loans  made  by each Bank with
----     -----
respect  to  Alternate  Base  Rate Loans and LIBOR Loans shall be evidenced by a
---
promissory  note  of  the  Company, substantially in the form of Exhibit D-1,all
---                                                              ------------
with  appropriate  insertions  therein  (as endorsed and as amended or otherwise
---
modified  from  time  to  time, a "Revolving Credit Note" and, collectively, the
---
"Revolving  Credit  Notes"),  payable to the order of such Bank and representing
---
the  obligation  of  the Company to pay the aggregate unpaid principal amount of
--
all  Revolving  Credit  Loans  made  by  such  Bank,  with  interest  thereon as
--
prescribed  or  determined  herein. Term Loans made by each Bank with respect to
--
Alternate  Base  Rate  Loans  and LIBOR Loans shall be evidenced by a promissory
--
note  of  the  Company,  substantially  in  the  form  of  Exhibit  D-2,all with
--
appropriate insertions therein (as endorsed and as amended or otherwise modified
--
     from time to time, a "Term Loan Note" and, collectively, the "Term Loan Notes"), payable to the order of such Bank and representing the obligation of the Company to pay the aggregate unpaid principal amount of all Term Loans made by such Bank, with interest thereon as prescribed or determined herein (the Term Loan Notes and the Revolving Credit Notes, each a "Note", and collectively, the "Notes"). Each Bank is hereby authorized to record the date and amount of each Revolving Credit Loan made by such Bank and the other information applicable thereto, and each payment or prepayment of principal of such Revolving Credit Loan, on the applicable grid (and any continuations thereof annexed to and constituting a part of its Notes. No failure to so record or any error in so recording shall affect the obligation of the Company to repay such Revolving Credit Loans, with interest thereon, as herein provided. Each Note shall (a) be dated the date the initial Loans are made, (b) be stated to mature on the respective End Date and (c) bear interest for the period from and including the date thereof on the unpaid principal amount thereof from time to time outstanding at the applicable interest rate per annum determined as provided herein.
2.5.     VOLUNTARY  REDUCTIONS OF THE AGGREGATE REVOLVING CREDIT COMMITMENTS2.5.
----     -------------------------------------------------------------------
     VOLUNTARY  REDUCTIONS  OF  THE  AGGREGATE  REVOLVING  CREDIT  COMMITMENTS.
(a)     Voluntary Reductions of Revolving Credit Commitments.  During the period
---     ----------------------------------------------------
     from  the  Effective  Date  to  the  Revolving  Credit Termination Date the
Company shall have the right, upon at least two Business Days' prior written notice to the Agent, to reduce permanently the Aggregate Revolving Credit Commitments in whole at any time, or in part from time to time, without premium or penalty, provided that (i) each partial reduction of such Aggregate Revolving Credit Commitments shall be in an amount equal to at least $500,000 or such amount plus a whole multiple of $500,000, and (ii) such Aggregate Revolving Credit Commitments shall not be reduced to an amount less than the aggregate principal balance of the Revolving Credit Loans outstanding on the date of such reduction (after giving effect to reductions in such balance made on such date).
(b)     General.  Reductions of the Aggregate Revolving Credit Commitments under
---     -------
clause (a) above shall reduce each Bank's Revolving Credit Commitment pro rata according to the Revolving Credit Commitment Percentage of such Bank. The Agent shall promptly notify each Bank of each reduction in the Aggregate Revolving Credit Commitments under clause (a) above upon its receipt of notice thereof, and remit to each Bank its pro rata share of any accompanying prepayments of the Revolving Credit Loans according to the outstanding principal balance of the
Revolving Credit Loans. Simultaneously with each reduction of the Aggregate Revolving Credit Commitments under this paragraph 2.5, the Company shall prepay the Revolving Credit Loans in the amount, if any, by which the aggregate unpaid principal balance of the Revolving Credit Loans exceeds the amount of the Aggregate Revolving Credit Commitments as so reduced.
     If any prepayment is made under this paragraph 2.5 or paragraph 2.6 with respect to any LIBOR Loans, in whole or in part, prior to the last day of the applicable Interest Period with respect thereto, the Company agrees that it shall indemnify the Banks in accordance with paragraph 2.12. After giving effect to any prepayment with respect to LIBOR Loans, no LIBOR Loans made (whether as a result of Borrowing or a conversion) on the same date and having the same Interest Period shall be outstanding in an aggregate principal amount of less than $500,000.
2.6.     PREPAYMENTS  AND  PAYMENT  OF  LOANS2.6.     PREPAYMENTS AND PAYMENT OF
----     ------------------------------------
LOANS.
---
(a)     Voluntary Prepayments.  The Company may, at its option, prepay Alternate
---     ---------------------
     Base Rate Loans or LIBOR Loans in whole or in part, without premium or penalty, subject to its obligation to indemnify provided in paragraph 2.12 (in the case of LIBOR Loans), at any time and from time to time upon at least one Business Day's (or, with respect to Term Loans, two Business Day's) prior irrevocable written notice to the Agent, specifying the amount to be prepaid, and the date and amount of prepayment. Upon receipt of such notice, the Agent shall promptly notify each Bank thereof. Any such notice shall be irrevocable and the amount specified in such notice shall be due and payable on the date specified therein, together with accrued interest to the date of such payment on the amount being prepaid. Prepayments shall be in an aggregate principal amount of at least $500,000 or, if less, the outstanding principal balance of the applicable Notes, provided, however, that after giving effect to any such prepayment,  no  LIBOR  Loans  made  (whether  as  the  result of Borrowing or a conversion)  on  the  same  date  and  having  the same Interest Period shall be outstanding  in  an  aggregate  principal  amount  of  less  than  $500,000.
(b)     Mandatory  Repayment.  On  the Revolving Credit Termination Date, as may
---     --------------------
be extended in accordance with the terms of paragraph 2.15 hereof, the Company shall repay in full the aggregate principal balance of all Revolving Credit Loans outstanding on such date, together with accrued interest on such amount to such date and any Facility Fees, Usage Fees, Agent's Fees or other amounts owing hereunder with respect to Revolving Credit Loans or under the Revolving Credit Notes. On the Term Loan Maturity Date, the Company shall repay in full the aggregate principal balance of all Term Loans outstanding on such date, together with accrued interest on such amount to such date and any Facility Fees, Agent's Fees or other amounts owing hereunder or under the Term Loan Notes.
2.7.     CONVERSION  OPTIONS2.7.     CONVERSION  OPTIONS.
----     -------------------
(a)     Conversion of Loans.  The Company may elect from time to time to convert
---     -------------------
     LIBOR Loans to Alternate Base Rate Loans by giving the Agent at least one Business Day's prior written notice of such election (a "Conversion/Continuation Request") (in substantially the form of the Conversion/Continuation Request attached  hereto  as  Exhibit  E),  specifying  the  amount  to be so converted,
                      ----------
provided, that any such conversion of LIBOR Loans shall only be made on the last day of the Interest Period applicable thereto. In addition, in the absence of an Event of Default, the Company may elect from time to time to convert
Alternate Base Rate Loans to LIBOR Loans, by giving the Agent at least three Business Day's (or fewer days, if each Bank in its sole discretion agrees) prior irrevocable notice of such election, specifying the amount to be so converted and the Interest Period selected, provided that any such conversion of Alternate Base Rate Loans to LIBOR Loans shall only be made on a Business Day. In either case, the Conversion/Continuation Notice shall be substantially in the form of the Conversion/Continuation Request in the form of Exhibit E. The Agent shall
                                                     ---------
promptly provide the Banks with notice of any such election. Loans may be converted pursuant to this paragraph 2.7, in whole or in part, provided that conversions of Alternate Base Rate Loans to LIBOR Loans or LIBOR Loans to Alternate Base Rate Loans shall each be in an aggregate principal amount of at least $500,000. After giving effect to any such conversion, no LIBOR Loans made (whether as the result of a borrowing or a conversion) on the same date and having the same Interest Period shall be outstanding in an aggregate principal amount of less than $500,000.
(b)     Continuation  of  Loans.  Any  LIBOR Loans may be continued as such upon
---     ----------------------
the  expiration  of  any  Interest  Period with respect thereto by the Company's
--
giving  irrevocable  written  notice  (in  substantially  the  form  of  the
--
Continuation/Conversion Request attached hereto as Exhibit E)to the Agent of its
--
intention to do so three Business Days (or fewer days, if each Bank in its sole discretion agrees) prior to the last day of such Interest Period, specifying the new Interest Period therefor, provided, however,that (i) if the Company shall
                                 --------  --------
fail to give notice as provided above, the relevant LIBOR Loan shall convert to an Alternate Base Rate Loan immediately upon the expiration of the then current Interest Period with respect thereto, (ii) any LIBOR Loans that are being continued as such shall be in an aggregate principal amount of at least $500,000 and (iii) no LIBOR Loans may be continued as such when any Event of Default has occurred and is continuing, but shall be automatically converted to an Alternate Base Rate Loan on the last day of the Interest Period with respect thereto during which the Agent obtained knowledge of such Event of Default. The Agent shall notify the Banks promptly upon obtaining knowledge that an automatic conversion will occur pursuant to clause (iii) hereof.
2.8.     INTEREST  RATE  AND  PAYMENT  DATES FOR LOANS2.8.     INTEREST RATE AND
----     ---------------------------------------------
PAYMENT  DATES  FOR  LOANS.
---
(a)     Interest Rates for Loans Prior to Maturity.  (i) Loans made as Alternate
---     ------------------------------------------
     Base Rate Loans shall bear interest for the period from and including the date thereof, or, in the case of a Loan that has been converted from a LIBOR Loan, from the Conversion Date thereof, until maturity or until converted into LIBOR Loans, on the unpaid principal amount thereof at the Alternate Base Rate, and (ii) Loans made as LIBOR Loans shall bear interest for each Interest Period with respect thereto on the unpaid principal amount thereof at the sum of the applicable rate of interest per annum based on LIBOR for each such Interest Period plus the Applicable Margin. Any change in the Applicable Margin with
        ----
respect to any Loans resulting from a change in the Debt Rating of the Company shall be effective as of the opening of business on the day of the change in the Debt Rating of the Company.
(b)     Usage Fee.  With respect to any period during which the unpaid aggregate
---     ---------
principal balance of the Revolving Credit Loans exceeds $7,500,000, the Company agrees to pay the Agent for the account of those Banks with Revolving Credit Commitments or Revolving Credit Loans outstanding a per annum fee (the "Usage Fee") equal to one-eighth of one percent (0.125%) of the unpaid principal balance of all Revolving Credit Loans (whether consisting of Alternate Base Rate Loans or LIBOR Loans), which Usage Fee shall be payable in arrears on the last day of each March, June, September and December of each year, commencing on the first such date following the Effective Date and continuing until the later of the Revolving Credit Termination Date or the Date on which all Revolving Credit Commitments are terminated and all sums due hereunder in respect of Revolving Credit Loans and under the Revolving Credit Notes are paid in full.
(c)     Overdue  Amounts.  If  any  amounts  payable hereunder shall not be paid
---     ----------------
when  due  (whether  at  the stated maturity thereof, by acceleration, notice of
---
intention  to  prepay  or  otherwise),  such overdue amounts shall bear interest
---
payable  on  demand at a rate per annum equal to 2% above the (i) Alternate Base
---
Rate for Alternate Base Rate Loans at such time from the date of such nonpayment until paid in full, and whether before or after the entry of any judgment thereon and (ii) sum of the applicable LIBOR plus the Applicable Margin for LIBOR Loans, from the date of such nonpayment until the end of the Interest Period with respect thereto and whether before or after the entry of any judgment thereon.
(d)     General.  Interest  on  the  Loans  shall  be payable in arrears on each
---     -------
Interest  Payment  Date and upon payment (including prepayment) in full thereof;
---
provided, however, that after an Event of Default has occurred and is continuing, interest on all Loans shall be payable on demand made from time to time.
(e)     Interest  Rate  Hedging.  The  Company  and each and every Bank, each in
---     -----------------------
their  individual  discretion,  may  enter  with  each  other into interest rate
---
hedging  agreements  or  instruments  with  respect to the Company's obligations
---
under  this  Agreement.
---
2.9.     SUBSTITUTED  INTEREST  RATE2.9.     SUBSTITUTED  INTEREST RATE.  In the
----     ---------------------------
event  that  the  Agent  shall  have  reasonably determined in good faith (which
--
determination  shall  be conclusive and binding upon the Company) that by reason
--
of circumstances affecting the London interbank market, (i) either adequate and reasonable means do not exist for ascertaining the applicable LIBOR applicable pursuant to paragraph 2.8(a), or (ii) any Bank shall have notified the Agent that it has reasonably determined in good faith (which determination shall be conclusive and binding on the Company) that the applicable LIBOR will not adequately and fairly reflect the cost to such Bank of making or maintaining its funding of a LIBOR Loan with respect to (a) a proposed Loan that the Company has requested be made as a LIBOR Loan, or (b) a LIBOR Loan that will result from the requested conversion of any Loan into a LIBOR Loan (any such Loan being herein called an "Affected Loan"), the Agent shall promptly notify the Company and the Banks (by telephone or otherwise) of such determination no later than 10:00 a.m. (Boston time) one Business Day prior to the requested Borrowing Date for such Affected Loan, or the requested Conversion Date of such Loan, as the case may be. If the Agent shall give such notice, the Company may by no later than 11:00 a.m. (Boston time) on the same Business Day, (i) cancel the Borrowing Request and/or Continuation/Conversion Request with respect to such Affected Loan or request that such Affected Loan be made as an Alternate
Base Rate Loan in accordance with paragraph 2.3 hereof or (ii) cancel its request to convert to an Affected Loan or request that any Loan that was to have been converted to an Affected Loan be converted to an Alternate Base Rate Loan in accordance with paragraph 2.7 hereof. Until such notice has been withdrawn by the Agent (by notice to the Company promptly upon the Agent having been notified by such Bank that circumstances would no longer render any Loan an Affected Loan) no further Affected Loans shall be made and Company shall not have the right to convert any Loan to an Affected Loan.
2.10.     ILLEGALITY2.10.     ILLEGALITY.  Notwithstanding  any provision hereof
-----     ----------
to  the  contrary, if any change in any law, regulation, treaty or directive, or in the interpretation or application thereof, shall make it unlawful for any Bank to make or maintain LIBOR Loans as contemplated by this Agreement, (a) the commitment of such Bank hereunder to make LIBOR Loans or to convert Alternate Base Rate Loans to LIBOR Loans or to continue LIBOR Loans as such shall forthwith be suspended and (b) such Bank's Loans then outstanding as LIBOR Loans shall be converted to Alternate Base Rate Loans on the last day of the then current Interest Period applicable thereto, or within such earlier period as required by law. If the commitment of any Bank with respect to LIBOR Loans is suspended pursuant to this paragraph 2.10 and it shall once again become legal for such Bank to make or maintain its funding of LIBOR Loans, such Bank's commitment to make or maintain such LIBOR Loans shall be reinstated. Each Bank agrees to promptly notify the Company and the Agent upon learning of any change referred to above, as well as of any reinstatement of its ability to make and maintain LIBOR Loans as contemplated by this Agreement.
2.11.     INCREASED  COSTS2.11.     INCREASED  COSTS.
-----     ----------------
     Regulatory  Changes.  In  the event that any change in any law, regulation,
     -------------------
treaty or directive or in the interpretation or application thereof by any Governmental Body charged with the administration thereof or compliance by any Bank with any request or directive from any central bank or other Governmental Body (a "Regulatory Change"):
     (i) subjects any Bank to any tax of any kind whatsoever with respect to any LIBOR Loan or its obligations under this Agreement to make LIBOR Loans, or changes the basis of taxation of payments to such Bank of principal, interest or any other amount payable hereunder in respect of its LIBOR Loans (except for imposition of, or change in the rate of, tax on the overall net income of such
Bank);
     (ii) imposes, modifies or makes applicable any reserve, special deposit, compulsory loan, assessment or similar requirement against assets held by, or deposits of, or advances or loans by, or other credit committed or extended by, or any other acquisition of funds by, any office of such Bank in respect of its LIBOR Loans which is not otherwise included in the determination of LIBOR; or
(iii) imposes on such Bank any other condition with respect to Loans hereunder or the Commitments;
and the result of any of the foregoing is to increase the cost to such Bank of making, renewing, converting or maintaining its LIBOR Loans, or to reduce any amount receivable in respect of its LIBOR Loans, then, in any such case, the Company shall promptly pay to, such Bank, upon its demand, any additional amounts necessary to compensate such Bank for such additional cost or reduction in such amount receivable. A statement setting forth the calculations of any additional amounts payable pursuant to the foregoing sentence submitted by a Bank to the Company shall be presumed to be correct absent manifest error.
2.12.     INDEMNITY2.12.     INDEMNITY.  Notwithstanding  anything  contained
-----     ---------
herein  to the contrary, if the Company shall fail to borrow on a Borrowing Date
----
after it shall have given a Borrowing Request, to the extent only that such Borrowing Request includes LIBOR Loans, or if the right of the Company to have LIBOR Loans outstanding hereunder shall be suspended or terminated in accordance with the provisions of this Agreement prior to the last day of the Interest Period applicable thereto, or if, while a LIBOR Loan is outstanding, any repayment or prepayment of the principal amount of such LIBOR Loan is made for any reason (including, without limitation, as a result of acceleration or illegality) on a date which is prior to the last day of the Interest Period applicable thereto, the Company agrees to indemnify each Bank against, and to pay on demand directly to such Bank, an amount, if greater than zero, equal to
(i):
                                  A x (B-C) x D
                                              -
     365
where:
     "A"  equals  the  Affected  Principal  Amount;
"B" equals LIBOR (expressed as a decimal), as the case may be, applicable to such LIBOR Loan;
"C" equals the applicable LIBOR (expressed as a decimal), as the case may be, in effect on the date of such failure to borrow, termination, prepayment or repayment, based on the applicable rates offered or bid, as the case may be, on such date (or, if no such rate is determinable on such date, the rate or rates offered or bid, as the case may be, determinable on the date closest thereto), for deposits in an amount equal approximately to the Affected Principal Amount with an Interest Period equal approximately to the period commencing on the first day of such Remaining Interest Period and ending on the last day of such Remaining Interest Period or ending on the last day of the applicable Interest Payment Period, as the case may be, as determined by the Bank;
"D" equals the number of days from and including the first day of the Remaining Interest Period to but excluding the last day of such Remaining Interest Payment Period;
and (ii) any additional amounts necessary to compensate such Bank for such additional cost or reduction in such amount receivable and any other out-of-pocket loss or expense (including any internal processing charge customarily charged by such Bank) suffered by such Bank in liquidating deposits prior to maturity in amounts which correspond to the proposed borrowing, prepayment or repayment. The determination by each Bank of the amount of any such  loss  or  expense  shall  be presumed to be correct absent manifest error.
2.13.     USE  OF  PROCEEDS2.13.     USE OF PROCEEDS.  The proceeds of the Loans
-----     -----------------
shall  be  used  only  for working capital and other general corporate purposes.
2.14.     CAPITAL  ADEQUACY2.14.     CAPITAL  ADEQUACY.  If  either  (i)  the
-----     -----------------
introduction of, or any change or phasing in of, any law or regulation or in the
-----
     interpretation thereof by any Governmental Body charged with the administration thereof or (ii) compliance with any directive, guideline or request from any central bank or Governmental Body (whether or not having the force of law) promulgated or made after the date hereof (but including, in any event, any law, rule, regulation, interpretation, directive, guideline or request contemplated by the report dated July 1988 entitled "International Convergence of Capital Measurement and Capital Standards" issued by the Basle Committee on Banking Regulations and Supervisory Practices) affects or would affect the amount of capital required or expected to be maintained by a Bank (or any lending office of such Bank) or any corporation directly or indirectly owning or controlling such Bank (or any lending office of such Bank) and such Bank shall have determined that such introduction, change or compliance has or would have the effect of reducing the rate of return on such Bank's capital or the asset value to such Bank of any Loan made by such Bank as a consequence, directly or indirectly, of its obligations to make and maintain the funding of Loans hereunder to a level below that which such Bank could have achieved but for such introduction change or compliance (after taking into account such Bank's policies regarding capital adequacy) by an amount deemed by such Bank to be material then, upon demand by such Bank, the Company shall promptly pay to such Bank such additional amount or amount as shall be sufficient to compensate such Bank for such reduction on the rate of return. Each Bank shall calculate such amount or amounts payable to it under this paragraph 2.14 in a manner consistent with the manner in which it shall calculate similar amounts payable to it by other borrowers having provisions in their credit agreements comparable to this paragraph 2.14. Each Bank agrees to provide the Company with a certificate setting forth a description of any such amount in respect of which it seeks payment under this paragraph 2.14. Each Bank's determination of such amount or amounts that will compensate such Bank for such reductions shall be presumed correct absent manifest error.
2.15.     EXTENSION  OF  REVOLVING CREDIT TERMINATION DATE2.15.     EXTENSION OF
-----     ------------------------------------------------
REVOLVING CREDIT TERMINATION DATE. The Company may request each Bank to extend its Revolving Credit Commitment for up to two (2) additional three-hundred sixty-four (364) day periods, each expiring on the 364th day of such period (or, if  such  date is not a Business Day, on the immediately preceding Business
Day). If all Banks consent in writing in their sole discretion to the extension of their respective Revolving Credit Commitments, such Revolving Credit Termination Date shall be so extended pursuant to the terms of such written consent. In the event that less than all of the Banks consent to an extension of their respective Revolving Credit Commitments, the Revolving Credit Termination Date shall not be extended, unless one of the consenting Banks or another Bank designated by the Company and reasonably acceptable to the consenting Banks agrees to offer its Revolving Credit Commitment to replace the Revolving Credit Commitment of the non-consenting Bank in an equivalent amount for the extension period (any such other bank, including any signatory Bank, to the extent of such a replacement Commitment, being herein called a "Replacement Bank"), and prior to the effective date of such extension, to assume the then-existing Revolving Credit Commitment and obligations relating to the Revolving Credit Loans (whether or not such Bank's Term Loan Commitment and obligations relating to the Term Loans are assumed by the Replacement Bank) of such non-consenting Bank or Banks (each, a "Non-Consenting Bank"), and to purchase the outstanding Revolving Credit Note of such Non-Consenting Bank and such Non-Consenting Bank's rights with respect to its Revolving Credit Loans, without recourse or warranty, for a purchase price equal to the outstanding principal balance of the Revolving Credit Note of such Non-Consenting Bank, plus all interest accrued thereon and all other amounts owing to such Non-Consenting Bank hereunder with respect to the Revolving Credit Loans. Upon such assumption and purchase by a Replacement Bank, and provided that the Banks (excluding the Non-Consenting Banks and each Replacement Bank) have consented to the extension of the Revolving Credit Termination Date prior to the then scheduled Revolving Credit Termination Date, (i) the Revolving Credit Termination Date shall be so extended, (ii) each such Replacement Bank shall be deemed to be a "Bank" for purposes of this Agreement with respect to the Revolving Credit Loans under this Agreement (and also for purposes of Term Loans under this Agreement, if the Replacement Bank has assumed the Term Loan Commitments and purchased the Term Loans of the Non-Consenting Bank), and (iii) each Non-Consenting Bank shall cease to be a "Bank" for all purposes of the Revolving Credit Loans under this Agreement (and also for purposes of Term Loans under this Agreement, if the Replacement Bank has assumed the Term Loan Commitments and purchased the Term Loans of the Non-Consenting Bank) (except with respect to its rights hereunder to be reimbursed for costs and expenses, and to indemnification with respect to, matters attributable to events, acts or conditions occurring prior to such assumption and purchase) and shall no longer have any obligations hereunder with respect to the Revolving Credit Loans (and also with respect to the Term Loans under this Agreement, if the Replacement Bank has assumed the Term Loan
Commitments  and  purchased  the  Term  Loans  of  the  Non-Consenting  Bank).
     Each Bank will use its best efforts to respond promptly to any request to extend the Revolving Credit Termination Date, provided that no Bank's failure to so respond shall create any claim against it or have the effect of extending the Revolving Credit Termination Date.
2.16.     NOTICE  OF  COSTS:  SUBSTITUTION  OF  BANKS2.16.     NOTICE  OF
-----     -------------------------------------------
COSTSSUBSTITUTION OF BANKS.  Each Bank will notify the Company of any event that
-----     --
     will entitle such Bank to compensation under paragraphs 2.11 and 2.14 as promptly as practicable, but in any event within 45 days after an officer of the Bank responsible for matters concerning this Agreement has knowledge of such event. If such Bank fails to give such notice, such Bank shall only be entitled to such compensation for the period commencing forty-five (45) days prior to the date of the giving of such notice. Each Bank shall use its best efforts to avoid the need to give a notice under paragraph 2.11 or 2.14 by designating a different Applicable Lending Office outside of the United States if such designation would avoid the need to give such notice and will not, in the sole opinion of such Bank, be disadvantageous to such Bank. In the event the Company receives such notice or is otherwise required under the provisions of paragraphs
2.11 or 2.14 to make payments in a material amount to any Bank, the Company may, so long as no Event of Default shall have occurred and be continuing, elect to substitute such Bank as a party to this Agreement; provided that, concurrently with such substitution, (i) the Company shall pay that Bank all principal, interest and fees and other amounts (including without limitation, amounts, if any, owed under paragraph 2.11, 2.12 or 2.14) owed to such Bank through such date of termination, (ii) another commercial bank satisfactory to the Company and the Agent (or if the Agent is also the Bank to be substituted, the successor Agent) shall agree, as of such date, to become a Bank (whether by assignment or amendment) for all purposes under this Agreement and to assume all obligations of the Bank to be substituted as of such date, and (iii) all documents, supporting materials and fees necessary, in the judgment of the Agent (or if the Agent is also the Bank to be substituted, the successor Agent) to evidence the substitution of such Bank shall have been received and approved by the Agent as of such date.
3.     FEES;  PAYMENTS3.     FEES;  PAYMENTS.
--     ---------------
3.1.     FACILITY  FEE3.1.     FACILITY  FEE.  The  Company agrees to pay to the
----     -------------
Agent  for  the  account of the those Banks with Revolving Credit Commitments or
--
Revolving  Credit Loans outstanding a fee (the "Facility Fee") equal to the rate
--
per annum determined by reference to Schedule II on Exhibit B  hereto based upon
                                     -----------    ---------
     the  Debt Rating of the Company multiplied bythe Aggregate Revolving Credit
                                     ---------- --
Commitments, which Facility Fee shall be payable in arrears on the last day of each March, June, September and December of each year, commencing on the first such date following the Effective Date and continuing until the later of the Revolving Credit Termination Date or the date on which all Revolving Credit Commitments are terminated and all sums due hereunder in respect of Revolving Credit Loans and under the Revolving Credit Notes are paid in full; provided that if the Company has no Debt Rating, the Facility Fee shall be determined at the highest rate per annum for the relevant period set forth on Exhibit B.
                                                                      ---------
3.2.     FEES OF THE AGENT.3.2     FEES OF THE AGENT.  The Company agrees to pay
----     -----------------
     to the Agent for its own account, such fees (the "Agent's Fees") for its services hereunder in such amounts and at such times as previously agreed upon by the Company and the Agent under that certain Agent's Fee Letter dated as of or about the date hereof.
3.3.     COMPUTATION  OF  INTEREST  AND FEES.3.3     COMPUTATION OF INTEREST AND
----     -----------------------------------
FEES.
--
(a) Interest in respect of Alternate Base Rate Loans and all other fees (other than the Facility Fee and the Usage Fee) payable by the Company hereunder shall be calculated on the basis of a 365-day year (or 366-day year in a leap year) for the actual number of days elapsed. Interest in respect of LIBOR Loans, the Usage Fee, and the Facility Fee shall be calculated on the basis of a 360-day year for the actual number of days elapsed. Any change in the interest rate on a Loan resulting from a change in the Alternate Base Rate or LIBOR shall become effective as of the opening of business on the day on which such change shall become effective. The Agent shall, as soon as practicable, notify the Company and the Banks of the effective date and the amount of each such change but failure of the Agent to do so shall not in any manner affect the obligation of the Company to pay interest on the Loans in the amounts and on the dates required.
(b) Each determination of the Alternate Base Rate or LIBOR by the Agent pursuant to any provision of this Agreement shall be presumed to be correct absent manifest error.
3.4.     PRO  RATA  TREATMENT  AND  APPLICATION OF PRINCIPAL PAYMENTS3.4     PRO
----     ------------------------------------------------------------
RATA  TREATMENT  AND  APPLICATION  OF PRINCIPAL PAYMENTS.  Each Borrowing by the
---
Company  from  the  Banks,  any conversion of Loans from one Type to the same or
---
another Type, and any reduction of the Aggregate Commitments of the Banks, shall
---
     be made pro rata according to (i) in the case of Revolving Credit Loans, the Revolving Credit Commitment Percentage of each Bank and (ii) in the case of Term Loans, the Term Loan Commitment Percentage of each Bank. Subject to the following sentence (a) prior to the occurrence of an Event of Default, all payments (including prepayments) on account of principal and interest on Loans shall be applied as directed by the Company; and (b) upon and following the occurrence of an Event of Default, all payments (including prepayments) on account of principal, interest, fees, and charges shall be applied to such principal, interest, fees, and charges in the order and in the amounts determined by the Agent in its discretion. All payments (including prepayments) to be made by the Company on account of principal and interest on Loans comprising the same Borrowing (whether such Borrowing is selected to be paid (or prepaid) by the Company under clause (a) of the foregoing sentence or selected to be paid (or prepaid) by the Agent under clause (b) of the foregoing sentence) shall be made pro rata according to the outstanding principal amount of (i) in the case of Revolving Credit Loans, each Bank's Revolving Credit Loans and (ii) in the case of Term Loans, each Bank's Term Loans. All payments by the Company on all Loans shall be made without set-off or counterclaim and shall be made prior to 12:00 noon, Boston time, on the date such payment is due, to the Agent for the account of the Banks at the Agent's office specified in paragraph 11.1, in each case in lawful money of the United States of America and in immediately available funds, and, as between the Company and the Banks, any payment by the Company to the Agent for the account of the Banks shall be deemed to be payment by the Company to the Banks; provided, however, that any payment received by the Agent on any Business Day after 12:00 noon shall be deemed to have been received on the immediately succeeding Business Day. The Agent shall distribute such payments to the Banks promptly upon receipt in like funds as received. If any payment hereunder or on any Note becomes due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day (unless, in the case of LIBOR Loans, the result of such extension would be to extend such payment into another calendar month, in which event such payment shall be made on the immediately preceding Business Day) and, with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension.
3.5.     UPFRONT FEE.3.5.     UPFRONT FEE. The Company agrees to pay on or prior
----     -----------
     to the Effective Date to the Agent for the account of the Banks an upfront fee (the "UpFront Fee") in the amount of $54,000 to be divided among those Banks that are parties hereto as of the Effective Date, pro rata according to the Commitment Percentage of each Bank.
4.     REPRESENTATIONS  AND WARRANTIES.4.     REPRESENTATIONS AND WARRANTIES. In
--     -------------------------------
order to induce the Agent and the Banks to enter into this Agreement, the Company hereby represents and warrants to the Agent and to each Bank that:
4.1.     SUBSIDIARY.4.1     SUBSIDIARY.  The  Company  has only the Subsidiaries
----     ----------
set  forth  in  Exhibit F.  The shares of each corporate Subsidiary owned by the
-               ---------
Company are duly authorized, validly issued, fully paid and non-assessable and are owned free and clear of any Liens, except Liens permitted by paragraph 8.2.
4.2.     CORPORATE  EXISTENCE  AND POWER.4.2.     CORPORATE EXISTENCE AND POWER.
----     -------------------------------
The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Vermont and has all requisite corporate power and authority to own its Property and to carry on its business as now conducted. The Company is in good standing and duly qualified to do business in each jurisdiction in which the failure to so qualify would have a Material Adverse Effect.
4.3.     CORPORATE  AUTHORITY.4.3     CORPORATE AUTHORITY.  The Company has full
----     --------------------
corporate power and authority to enter into, execute, deliver and carry out the terms of this Agreement and to make the borrowings contemplated hereby, to execute, deliver and carry out the terms of the Notes and to incur the obligations  provided  for  herein  and  therein,  all  of  which have been duly authorized  by  all  necessary  corporate  action  on  its  part and are in full compliance with its Charter and By-Laws. No consent or approval of, or exemption by, shareholders or any Governmental Body is required to authorize, or is required in connection with the execution, delivery and performance of, this Agreement and the Notes, or is required as a condition to the validity or enforceability of this Agreement and the Notes, except that the approval of the VPSB referred to in paragraph 5.8(a) is required (and is all that is required by any Governmental Body) for the making of the Term Loans
4.4.     BINDING  AGREEMENT.4.4     BINDING  AGREEMENT.  This  Agreement
----     ------------------
constitutes,  and the Notes, when issued and delivered pursuant hereto for value
----     -
received, will constitute, the valid and legally binding obligations of the Company enforceable against the Company in accordance with their respective terms, except as such enforceability may be limited by equitable principles and by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting  the  rights  of  creditors  generally.
4.5.     LITIGATION4.5.     LITIGATION.  Except for the matters set forth in the
----     ----------
     Designated  Documents,  there  are  no  actions,  suits  or  arbitration proceedings (whether or not purportedly on behalf of the Company or any Subsidiary) pending or to the knowledge of the Company threatened against the Company or any Subsidiary, or maintained by the Company or any Subsidiary, in law or in equity before any Governmental Body which, if decided adversely to the Company or such Subsidiary, would have a Material Adverse Effect upon the Company after giving effect to reserves reflected in the Financial Statements or the footnotes thereto. There are no proceedings pending or to the knowledge of the Company threatened against the Company which call into question the validity and enforceability of this Agreement or the Notes, except that the approval of the VPSB referred to in paragraph 5.8(a) is required (and is all that is required by any Governmental Body) for the making of the Term Loans.
4.6.     NON  CONFLICTING AGREEMENTS4.6.     NON CONFLICTING AGREEMENTS.  Except
----     ---------------------------
for the matters set forth in the Designated Documents, the Company is not in default under any agreement to which it is a party or by which it or any of its Property is bound, the effect of which would have a Material Adverse Effect upon the Company. No provision of the Charter or By-Laws of the Company, and no provision of any existing mortgage, indenture contract, agreement, statute (including, without limitation, any applicable usury or similar law), rule, regulation, judgment, decree or order binding on the Company or any Subsidiary could in any way prevent the execution, delivery or carrying out of the terms of this Agreement and the Notes (except that the approval of the VPSB referred to in paragraph 5.8(a) is required (and is all that is required by any Governmental
Body) for the making of the Term Loans), and the taking of any such action will not constitute a default under, or result in the creation or imposition of, or obligation to create, any Lien not permitted by paragraph 8.2 upon the Property of the Company pursuant to the terms of any such mortgage, indenture, contract or agreement.
4.7.     TAXES.4.7.     TAXES.  The  Company has filed or caused to be filed all
----     -----
tax returns material to the Company required by law to be filed, and has paid, or has made adequate provision for the payment of, all taxes shown to be due and payable on said returns or in any assessments made against it. No tax Liens have been filed and no claims are being asserted with respect to such taxes which are required by GAAP to be reflected in the Financial Statements and are not so reflected therein. The Internal Revenue Service has audited and settled upon, or the applicable statutes of limitation have run upon, all Federal income tax returns of the Company through the tax year ended December 31, 1999, and, to the extent required by GAAP, the results of all such audits are reflected in the Financial Statements; provided, however, that the U.S.
                                                -----------------
Internal Revenue Service is currently conducting an audit of WPP87, L.P., a limited partnership in which the Company owns a limited partnership interest, for its 1998 tax year. The charges, accruals and reserves on the books of the Company with respect to all taxes are considered by the management of the Company to be adequate, and the Company knows of no unpaid assessment which is due and payable against the Company which would have a Material Adverse Effect, except such thereof as are being contested in good faith and by appropriate proceedings diligently conducted and for which adequate reserves have been set aside in accordance with GAAP.
4.8.     FINANCIAL  STATEMENTS4.8.     FINANCIAL  STATEMENTS.  The  Company
----     ---------------------
heretofore  delivered  to each Bank (i) copies of the Consolidated Balance Sheet
----
at December 31, 2000, and the related Consolidated Statements of Income, Cash Flows and Capitalization Data for the year ended December 31, 2000 and (ii) copies of the Consolidated quarterly report of the Company and its Subsidiaries as of March 31, 2001, containing a Consolidated balance sheet and Consolidated statements of income and cash flows of the Company and its Subsidiaries (the statements  in  (i)  and  (ii)  above  being sometimes referred to herein as the
"Financial Statements"). The financial statements set forth in (i) above were audited and reported on by the Accountants on February 2, 2001 and the financial statements set forth in (ii) above were prepared by the Company. The Financial Statements fairly present the Consolidated financial condition and the Consolidated results of operations of the Company and its Subsidiaries as of the dates and for the periods indicated therein, and have been prepared in conformity with GAAP. Except (a) as reflected in the financial statements specified in (i) above or in the footnotes thereto, or (b) as otherwise disclosed to the Banks in a writing specifically referring to this paragraph 4.8, neither the Company nor any Subsidiary has any obligation or liability of any kind (whether fixed, accrued, contingent, unmatured or otherwise) which is material to the Company and its Subsidiaries on a Consolidated basis and which, in accordance with GAAP, should have been shown on such financial statements and were not, other than those incurred in the ordinary course of their respective businesses since December 31, 2000. Since December 31, 2000, each of the Company and each Subsidiary has conducted its business only in the ordinary course, and as of the Effective Date, except for the matters set forth in the Designated Documents, there has been no Material Adverse Change.
4.9.     COMPLIANCE  WITH  APPLICABLE  LAWS4.9.     COMPLIANCE  WITH  APPLICABLE
----     ----------------------------------
LAWS.  Except  as set forth in the Designated Documents, neither the Company nor
----
any  Subsidiary  is  in  default  with  respect  to  any  judgment, order, writ, injunction, decree or decision of any Governmental Body applicable to the Company or such Subsidiary which default would have a Material Adverse Effect upon the Company. Except as set forth in the Designated Documents, each of the Company and each Subsidiary is complying in all material respects with all applicable material statutes and regulations of all Governmental Bodies, including ERISA and all Environmental Laws, a violation of which would have a Material Adverse Effect upon the Company.
4.10.     GOVERNMENTAL  REGULATIONS4.10.     GOVERNMENTAL  REGULATIONS.  The
-----     -------------------------
Company is not an "Investment Company" as such term is defined in the Investment
-----
     Company  Act  of  1940,  as  amended.
4.11.     PROPERTY.4.11.     PROPERTY  The Company has good and marketable title
-----     --------
     to all of its Property, title to which is material to the Company, subject to no Lien, except as permitted by paragraph 8.2.
4.12.     FEDERAL  RESERVE REGULATIONS4.12     FEDERAL RESERVE REGULATIONS.  The
-----     ----------------------------
Company is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the
     Federal Reserve System, as amended. No part of the proceeds of the Loans will be used (i) to purchase or carry any such margin stock, (ii) to extend credit to others for the purpose of purchasing or carrying any margin stock,
(iii) for a purpose which violates the provisions of Regulations G, U and X of the Board of Governors of the Federal Reserve System, as amended, or (iv) for a purpose which violates any other applicable law, rule or regulation of any Governmental Body.
4.13.     NO MISREPRESENTATION.4.13.     NO MISREPRESENTATION. No representation
-----     --------------------
     or warranty contained herein and no certificate or report furnished or to be furnished by the Company in connection with the transactions contemplated hereby, contains or will contain a misstatement of material fact, or omits or will omit to state a material fact required to be stated in order to make the statements herein or therein contained not misleading in the light of the circumstances under which made.
4.14.     PENSION  PLANS4.14.     PENSION  PLANS.  Each Plan, and to the best of
-----     --------------
the Company's knowledge each Multiemployer Plan, established or maintained by the Company and its Subsidiaries, is in material compliance with the applicable provisions of ERISA and the Code, and the Company and its Subsidiaries have filed all material reports required to be filed with respect to each such Plan by ERISA and the Code. The Company and its Subsidiaries have met all requirements with respect to funding the Plans imposed by ERISA or the Code.
Since the effective date of ERISA, there have not been, nor are there now existing, any events or conditions which would permit any Plan and to the best of the Company's knowledge any Multiemployer Plan to be terminated under circumstances which would cause the Lien provided under Section 4068 of ERISA to attach to the Property of the Company or any of its Subsidiaries. Since the effective date of ERISA, no reportable event as defined in Title IV of ERISA, which constitutes grounds for the termination of any Plan and to the best of the Company's knowledge any Multiemployer Plan, has occurred and no Plan or any related trust has been terminated in whole or in part which would have a Material Adverse Effect.
4.15.     PUBLIC  UTILITY  HOLDING  COMPANY ACT.4.15.     PUBLIC UTILITY HOLDING
-----     -------------------------------------
COMPANY  ACT.  The  Company is a public utility holding company under the Public
--
Utility Holding Company Act of 1935, as amended, (the "Public Utility Act") and each of its Subsidiaries are "subsidiaries" of a "holding company" under the Public Utility Act. The Company and its Subsidiaries have filed an exemption statement under Section 3(a)(2) of the Public Utility Act and are therefore exempt from the provisions of the Public Utility Act, except for Section 9(a)(2)
     thereof (which prohibits the acquisition of securities of certain other utility companies without approval of the Securities and Exchange Commission).
4.16.     APPROVALS.4.16.     APPROVALS.  The  Company  has  obtained  all
-----     ---------
authorizations,  approvals  or consents of and made all filings or registrations
-----
with all Governmental Bodies as are necessary to be obtained or made by the Company for the execution, delivery or performance by the Company of this Agreement or the Notes and all such authorizations, approvals and consents are in full force and effect, except that the approval of the VPSB referred to in paragraph 5.8(a) is required for the making of the Term Loans.
4.17.     Reserved.
-----     ---------
4.18.     NO  ADVERSE  CHANGE  OR  EVENT.4.18.     NO  ADVERSE  CHANGE OR EVENT.
-----     ------------------------------
Except for the matters set forth in the Designated Documents, since December 31,
-----
     2000, no change in the business, assets, liabilities, condition (financial or otherwise), results of operations or business prospects of the Company has occurred, including, without limitation as a result of any decision of any Governmental Body, and no event has occurred or failed to occur, including, without limitation as a result of any decision of any Governmental Body, that has had or would reasonably be expected to have, either alone or in conjunction with all other such changes, events and failures, a Material Adverse Effect on
(a)  the  Company  or  (b)  any  Loan  Document.
5.     CONDITIONS OF BORROWING - FIRST BORROWING AND TERM LOAN EFFECTIVE DATE.5.
--     ----------------------------------------------------------------------
CONDITIONS OF BORROWING - FIRST BORROWING AND TERM LOAN EFFECTIVE DATE. In addition to the requirements set forth in paragraph 6, the obligations of the Banks to make the first Revolving Credit Loans on the initial Borrowing Date are subject to the fulfillment of the conditions precedent set forth in paragraphs
5.1  through  5.7  below.
5.1.     EVIDENCE OF CORPORATE ACTION.5.1.     EVIDENCE OF CORPORATE ACTION. The
----     ----------------------------
     Agent shall have received a certificate, dated the Effective Date, of the Secretary or an Assistant Secretary of the Company (i) attaching a true and complete copy of the resolutions of its Board of Directors and of all documents evidencing other necessary corporate action (in form and substance satisfactory to the Agent and to Special Counsel) taken by the Company to authorize this Agreement, the Notes and the borrowings hereunder, (ii) attaching a true and complete copy of the Charter and the By-Laws of the Company, and (iii) setting forth the incumbency of the officer or officers of the Company who sign this Agreement and the Notes, including therein a signature specimen of such officer or officers, together with a certificate of the Secretary of State of Vermont as to the good standing of, and the payment of franchise taxes therein by, the Company, together with such other documents as the Agent or Special Counsel shall reasonably require.
5.2.     REVOLVING CREDIT NOTES.5.2.     REVOLVING CREDIT NOTES. The Agent shall
----     ----------------------
     have received and be in possession of the Revolving Credit Notes executed by the duly authorized officer or officers of the Company.
5.3.     Reserved.
----     --------
5.4.     OPINION  OF  COUNSEL  TO THE COMPANY.5.4.     OPINION OF COUNSEL TO THE
----     ------------------------------------
COMPANY.  The Agent shall have received the opinion of Sheehey Furlong Rendall &
--
Behm P.C., counsel to the Company, or its successor, if any, addressed to the Banks and to the Agent, dated the Effective Date, substantially in the form of Exhibit G-l.
 -----------
5.5.     FEES.5.5.     FEES.  The  fees  of  Special Counsel and the UpFront Fee
----     ----
shall  have  been  paid,  together  with any portion of the Agent's Fees that is
---
required  to  have  been  paid  on  the  Effective  Date.
---
5.6.     CONSENTS,  LICENSES.5.6.     CONSENTS,  LICENSES.  The Agent shall have
----     -------------------
received  a  certificate  of  the Secretary of the Company to the effect that no
--
other  consents,  approvals  or  licenses  are  necessary in connection with the
--
borrowings  hereunder,  except  that  the  approval  of  the VPSB referred to in
--
paragraph  5.8(a)  is  required (and is all that is required by any Governmental
--
Body)  for  the  making  of  the  Term  Loans.
--
5.7.     PROFITABILITY. 5.7.     PROFITABILITY.  The Company shall have provided
----     -------------
     evidence satisfactory to the Agent in its discretion that the Company has performed, or expects to perform, for both of the two consecutive fiscal quarters ending on June 30, 2001, consistently with the projections provided to the Banks prior to the date hereof with respect to fiscal year 2001.
5.8.     TERM  LOAN  EFFECTIVE  DATE.  5.8.     TERM  LOAN  EFFECTIVE  DATE.  In
----     ---------------------------
addition to the requirements set forth above and in paragraph 6, the obligations
----
     of the Banks to make the Term Loans are subject to the fulfillment of the following additional conditions precedent (the date on which such additional conditions precedent, together with the fulfillment of the other conditions set forth above and in paragraph 6, the "Term Loan Effective Date", provided that the Banks shall have no obligation to make the Term Loans if the Term Loan Effective Date has not occurred on or before October 12, 2001):
(A)     VPSB  APPROVAL.  The Agent shall have received true copies for each Bank
---     --------------
of any required order or orders of the VPSB approving the Term Loans to be made under this Agreement in on the terms and conditions contemplated under this Agreement, as executed and delivered to the Agent by the Company and each Bank with no material changes to this Agreement. Such approval shall be final and shall no longer be subject to appeal, shall be in full force and effect, shall be in form and substance satisfactory to the Agent and Special Counsel.
(B)     CONSENTS,  LICENSES.  The Agent shall have received a certificate of the
---     -------------------
Secretary of the Company to the effect that no other consents, approvals or licenses are necessary in connection with the borrowings hereunder.
(C)     ADDITIONAL  LEGAL OPINION.  The Agent shall have received the opinion of
---     -------------------------
Sheehey Furlong Rendall & Behm P.C., counsel to the Company, or its successor, if any, addressed to the Banks and to the Agent, dated the Term Loan Effective Date, substantially in the form of Exhibit G-2.
                                         ------------
(D)     KEYBANK  CREDIT  FACILITY.  The  Company shall have paid all amounts due
---     -------------------------
under  the  KeyBank  Credit  Facility,  KeyBank's  obligation  to  extend loans,
--
advances, or financial accommodations thereunder shall have been terminated, and
--
the pledge of the KeyBank Certificate of Deposit to KeyBank shall have been terminated.
(E)     TERM LOAN NOTES.  The Company shall have executed and delivered the Term
---     ---------------
Loan  Notes.
6.     CONDITIONS OF BORROWING - ALL BORROWINGS.6.     CONDITIONS OF BORROWING -
--     ----------------------------------------
ALL BORROWINGS. The obligations of the Banks to make all Loans hereunder on each Borrowing Date are subject to the fulfillment of the following conditions precedent:
6.1.     COMPLIANCE.6.1.     COMPLIANCE.  On  each  Borrowing  Date,  and  after
----     ----------
giving  effect  to  the  Loans  to be made on such date (a) the Company and each
----
Subsidiary  shall  be  in  compliance  with  all  of  the  terms,  covenants and
----
conditions of this Agreement, (b) there shall exist no Event of Default, (c) the
----
     representations and warranties contained in this Agreement, or otherwise in writing made by the Company in connection herewith shall be true and correct in all material respects with the same effect as though such representations and warranties had been made on such Borrowing Date (except such thereof as specifically refer to an earlier date), and (d) no event shall have occurred or failed to occur, that has had or would reasonably be expected to have, either alone or in conjunction with all other such events and failures, a Material Adverse Effect since the last Borrowing Date.
6.2.     LOAN  CLOSINGS.6.2.     LOAN  CLOSINGS.  All  documents  required  by
----     --------------
paragraphs  5  and  6  of  this Agreement to be executed and/or delivered to the
----
Agent  on  or  before the applicable Borrowing Date shall have been executed and
----
delivered at the office of the Agent set forth in paragraph 11 on or before such
--
     Borrowing  Date.
6.3.     APPROVAL  OF COUNSEL.6.3.     APPROVAL OF COUNSEL. All legal matters in
----     --------------------
connection  with  the  making  of  each  Loan  on  the  Borrowing  Date shall be reasonably satisfactory to such counsel with whom the Agent may deem it necessary to consult.
6.4.     BORROWING  REQUEST.6.4.     BORROWING  REQUEST.  The  Agent  shall have
----     ------------------
received  a  Borrowing  Request duly executed by the chief financial officer (or
----
the chief executive officer or controller, in the absence of the chief financial
--
     officer)  of  the  Company.
6.5.     OTHER DOCUMENTS.6.5.     OTHER DOCUMENTS. The Agent shall have received
----     ---------------
     such  other  documents  as  the  Agent  shall  reasonably  require.
7.     AFFIRMATIVE  COVENANTS.7.     AFFIRMATIVE  COVENANTS.
--     ----------------------
     The Company covenants and agrees that on and after the Effective Date until the later of the termination of the Commitments or the payment in full of the Notes and the performance by the Company of all other obligations of the Company hereunder, unless the Agent shall otherwise consent in writing as provided in paragraph 13, the Company will:
7.1.     CORPORATE  EXISTENCE.7.1.     CORPORATE  EXISTENCE.  Maintain  its
----     --------------------
corporate  existence,  in good standing in the jurisdiction of its incorporation
----
or organization and in each other jurisdiction in which the character of the Property owned or leased by it therein or the transaction of its business makes such qualification necessary, except as otherwise expressly permitted hereunder.
7.2.     TAXES.7.2.     TAXES. Pay and discharge when due all taxes, assessments
----     -----
     and governmental charges and levies upon the Company, and upon the income, profits and Property of the Company, which if unpaid would have a Material Adverse Effect or become a Lien not permitted under paragraph 8.2, unless and to the extent only that such taxes, assessments, charges and levies, (a) shall be contested in good faith and by appropriate proceedings diligently conducted by the Company, provided that such reserve or other appropriate provision, if any, as shall be required in accordance with GAAP shall have been made therefor, or
(b) are not in the aggregate material to the financial condition, Property or operations of the Company.
7.3.     INSURANCE.  7.3.     INSURANCE.  Maintain  insurance  with  financially
----     ---------
sound  insurance  carriers  on  such of its Property in such amounts, subject to
----
such  deductibles  and  self-insured  amounts  and  against  such  risks  as  is
---
customarily  maintained  by  similar  businesses, including, without limitation,
---
public  liability,  workers'  compensation  and  employee  fidelity  insurance.
---
7.4.     PAYMENT OF INDEBTEDNESS AND PERFORMANCE OF OBLIGATIONS.7.4.     PAYMENT
----     ------------------------------------------------------
     OF INDEBTEDNESS AND PERFORMANCE OF OBLIGATIONS. Pay and discharge promptly as and when due all lawful indebtedness, obligations and claims for labor, materials and supplies or otherwise (including, without limitation, Funded Debt) which, if unpaid, would (a) have a Material Adverse Effect, or (b) become a Lien not permitted by paragraph 8.2, provided that the Company shall not be required to pay and discharge or cause to be paid and discharged any such indebtedness, obligation or claim so long as the validity thereof shall be contested in good faith and by appropriate proceedings diligently conducted by the Company, and further provided that such reserve or other appropriate provision as shall be required in accordance with GAAP shall have been made therefor.
7.5.     OBSERVANCE  OF  LEGAL  REQUIREMENTS7.5.     OBSERVANCE  OF  LEGAL
----     ---------------------------------------     ---------------------
REQUIREMENTS;  ERISA.  Observe  and comply, and cause each Subsidiary to observe
----     ------------
and comply, in all material respects with all laws (including ERISA and all Environmental Laws), ordinances, orders, judgments, rules, regulations, certifications, franchises, permits, licenses, directions and requirements of all Governmental Bodies, which now or at any time hereafter may be applicable to the Company or such Subsidiary, a violation of which would have a Material Adverse Effect upon the Company, except such thereof as shall be contested in good faith and by appropriate proceedings diligently conducted by the Company or such Subsidiary, provided that such reserve or other appropriate provision, if any, as shall be required in accordance with GAAP shall have been made therefor.
7.6.     FINANCIAL  STATEMENTS  AND  OTHER  INFORMATION.7.6.     FINANCIAL
----     ----------------------------------------------
STATEMENTS  AND  OTHER  INFORMATION.  Furnish  to  the  Agent  and  the  Banks:
----
(a) as soon as available, but in no event more than 90 days after the close of each fiscal year of the Company, copies of its audited Consolidated Balance Sheet and the related audited Consolidated Statements of Income, Shareholders' Equity and Changes in Financial Position for such fiscal year setting forth in each case in comparative form the corresponding figures for the preceding fiscal year all reported by the Accountants which report shall state that said financial statements fairly present the financial position and results of operations of the Company as at the end of and for such fiscal year except as specifically stated therein, as of and through the end of such fiscal year, prepared in accordance with GAAP and accompanied by a report with respect thereto of the Accountants, together with a certificate signed on behalf of the Company by the principal financial officer thereof to the effect that having read this Agreement, and based upon an examination which in the opinion of such officer was sufficient to enable such officer to make an informed statement, (x) such statements fairly present the financial position and results of the operations of the Company and its Subsidiaries on a Consolidated basis to the best of such officer's knowledge, and (y) nothing came to such officer's attention which caused such officer to believe that an Event of Default has occurred, or if an Event of Default has occurred, stating the facts with respect thereto and whether the same has been cured prior to the date of such certificate, and, if not, what action is proposed to be taken with respect thereto;
(b) as soon as available, but in no event more than 45 days after the close of each quarter (except the last quarter) of each fiscal year of the Company a Consolidated Balance Sheet and Consolidated Statements of Income and Changes in Financial Position of the Company and its Subsidiaries as of and through the end of such quarter, together with a certificate signed on behalf of the Company by the principal financial officer thereof to the effect that having read this Agreement, and based upon an examination which in the opinion of such officer was sufficient to enable such officer to mike an informed statement, (x) such statements fairly present the financial position and results of the operations of the Company and its Subsidiaries on a Consolidated basis to the best of such officer's knowledge, and (y) nothing came to such officer's attention which caused such officer to believe that an Event of Default has occurred, or if an Event of Default has occurred, stating the facts with respect thereto and whether the same has been cured prior to the date of such certificate, and, if not, what action is proposed to be taken with respect thereto;
(c) prompt notice if: (x) any obligation of the Company (other than its obligations under this Agreement or the Notes) for a payment in excess of $500,000 of any Funded Debt is not paid when due or within any grace period for the payment thereof or is declared or shall become due and payable prior to its stated maturity, or (y) to the knowledge of any Authorized Signatory of the Company there shall occur and be continuing an event which constitutes, or which with the giving of notice or the lapse of time, or both, would constitute an event of default (or, in the case of this Agreement, an Event of Default) under any agreement with respect to Funded Debt of the Company (including this Agreement);
(d) prompt written notice in the event that (i) the Company or any Subsidiary shall fail to make any payments when due and payable under any Plan or Multiemployer Plan, or (ii) the Company or any Subsidiary shall receive notice from the Internal Revenue Service or the Department of Labor that the Company or such Subsidiary shall have failed to meet the minimum funding requirements of any Plan or Multiemployer Plan, including therewith a copy of such notice;
(e) promptly upon becoming available, copies of all regular, periodic or special reports or other material which may be filed with or delivered by the
Company to the Securities and Exchange Commission, or any other Governmental Body succeeding to the functions thereof;
(f) prompt written notice in the event the Debt Rating of the Company shall change or the Company shall have no Debt Rating;
(g) prompt written notice and a copy of any Environmental Notice excluding, however, any such Environmental Notices relating to the Pine Street canal site in Burlington, Vermont (the "Pine Street Site") if the effect of such Environmental Notice relating to the Pine Street Site (i) does not change the status of the Pine Street Site as it exists as of the date hereof as it relates to the Company and (ii) would not have a Material Adverse Effect;
(h) a certificate of the Company, dated the date of each such annual report or quarterly report required pursuant to paragraphs 7.6(a) and (b), and signed on behalf of the Company by the President, chief financial officer, chief accounting  officer  or  Treasurer,  which  sets forth all relevant calculations needed to determine whether the Company is in compliance with paragraph 8.8 hereof, which calculations are based on the most recent fiscal quarter required to be supplied pursuant to paragraphs 7.6(a) and (b); and
(i) such other information and reports relating to the affairs of the Company and its Subsidiaries, as the Agent or any Bank at any time or from time to time may reasonably request.
7.7.     INSPECTION.7.7.     INSPECTION.  Permit representatives of the Agent or
----     ----------
any Bank to visit the offices of the Company, to examine the books and records thereof and to make copies or extracts therefrom, and to discuss the affairs of the Company with the officers, including the financial officers, thereof, at reasonable times, at reasonable intervals and with reasonable prior notice.
7.8.     Reserved.
7.9.     Reserved.
----     ---------
8.     NEGATIVE  COVENANTS.8.     NEGATIVE  COVENANTS. The Company covenants and
--     -------------------
agrees that from the Effective Date until the later of the termination of all of the Commitments or the payment in full of all of the Notes and the performance by the Company of all other obligations of the Company hereunder, unless the Agent shall otherwise consent in writing as provided in paragraph 13, the Company will not:
8.1.     FUNDED  DEBT.8.1     FUNDED  DEBT.  Create, incur, assume, guarantee or
----     ------------
suffer  to  exist  any Short-Term Funded Debt (excluding the Loans) in excess of
--
$500,000,  individually  or  in the aggregate, excluding, however, the Company's
--
payment obligations meeting the capital lease accounting requirements under SFAS
--
     13 pursuant to certain thirty-year support agreements among the Company, VELCO and other New England Power Pool members and Hydro-Quebec in connection with the construction of the second phase of the interconnection between the New England electric systems and that of Hydro-Quebec, other than: (a) until the Term Loan Effective Date, Short-Term Funded Debt up to the principal amount of $15,000,000 under the KeyBank Credit Facility, or (b) Short-Term Funded Debt permitted or allowed in connection with the provisions of the First Mortgage Bonds specifically relating to restrictions on Funded Debt, which provisions are incorporated by reference herein as if fully set forth herein.
8.2.     LIENS.8.2.     LIENS. Create, incur, assume or suffer to exist any Lien
----     -----
     upon any of its Property, whether now owned or hereafter acquired, to secure any indebtedness or other obligation, except for Liens existing as of April 13, 1998 and arising in connection with the First Mortgage Bonds, except for the following:
(i) materialmens', mechanics', suppliers', tax and other like Liens arising in the ordinary course of business securing obligations which are not overdue, or if overdue are being contested in good faith by appropriate proceedings and then only to the extent that the Company has set aside on its books adequate reserves therefor in accordance with GAAP and such contest does not have a Material Adverse Effect; Liens arising in connection with workers' compensation, unemployment insurance, and appeal and release bonds, and other Liens incident to the conduct of business or the operation of property and assets and not incurred in connection with the obtaining of any advance or credit and which Liens do not, or would not, have a Material Adverse Effect;
(ii) Liens arising out of judgments or awards against the Company with respect to which at the time an appeal or proceeding for review is being prosecuted in good faith and with respect to which there shall have been secured a stay of execution pending such appeal or proceeding for review and which Liens do not, or would not, have a Material Adverse Effect;
(iii)     any  other  Liens  not  in  excess  of  $500,000 in the aggregate; and
(iv) until the Term Loan Effective Date, Liens to secure obligations on the KeyBank Credit Facility on the KeyBank Certificate of Deposit.
8.3.     MERGERS  AND  CONSOLIDATIONS.8.3.     MERGERS  AND  CONSOLIDATIONS.
----     ----------------------------
Consolidate  with  or  merge  into  any  other  Person.
----
8.4.     SALE  OF  PROPERTY.8.4     SALE  OF  PROPERTY. Sell, lease or otherwise
----     ------------------
dispose  of any significant part of its Property (including, without limitation,
---
the  right to receive income), except (i) in the ordinary course of business and
(ii) obsolete or worn out Property which is no longer used or useful to the Company.
8.5.     DIVIDENDS;  DISTRIBUTIONS.8.5.     DIVIDENDS; DISTRIBUTIONS. Declare or
----     -------------------------
pay any dividends (other than dividends payable in shares of common stock of the
     Company) on, or make any other distribution in respect of, any shares of any class of capital stock of the Company, or apply any of its property or assets to, or set aside any sum for, the payment, purchase, redemption or other acquisition or retirement of, any shares of any class of capital stock of the Company, if, after giving effect to such dividend or other distribution, the result of such dividend or other distribution would have a Material Adverse Effect.
8.6.     GUARANTIES.8.6.     GUARANTIES.  Except  as  set forth in the Financial
----     ----------
Statements,  the  Company  shall  not guarantee, endorse or otherwise in any way
--
become  or be responsible for obligations of any other Person (including without
--
limitation any officer, director, employee or stockholder of the Company) in excess of $500,000 in the aggregate, whether by agreement to purchase the indebtedness of any other Person or through the purchase of goods, supplies or services, or maintenance of working capital or other balance sheet covenants or conditions, or by way of stock purchase, capital contribution, advance or loan for the purpose of paying or discharging any indebtedness or obligation of such other Person or otherwise, unless the same is permitted or allowed in connection with the provisions of the First Mortgage Bonds specifically relating to the same, which provisions are incorporated by reference herein as if fully set forth herein.
8.7.     AMENDMENT  OF  CHARTER  OR  BY-LAWS.8.7.     AMENDMENT  OF  CHARTER  OR
----     -----------------------------------
BY-LAWS. The Company shall not amend its Charter or By-Laws or change its fiscal
----
     year end if the result of any such amendment or change in its fiscal year end would adversely affect or otherwise impair the rights and remedies of the Banks hereunder or under any other Loan Document.
8.8.     FUNDED  DEBT  TO  CAPITALIZATION  TEST.8.8.     FUNDED  DEBT  TO
----     --------------------------------------
CAPITALIZATION  TEST. Permit the total amount of Funded Debt to exceed fifty-two
----     ---
percent  (52%)  of  Total  Capitalization.
9. EVENTS OF DEFAULT.9. EVENTS OF DEFAULT. The following shall each constitute an Event of Default hereunder:
(a) the failure of the Company to pay (i) any amounts of principal due hereunder or under the Notes when such amounts are due or declared due, or (ii) any other amounts, including interest and fees, due hereunder or under the Notes within five (5) Business Days after such amounts are due or declared due, in any case whether at stated maturity by acceleration or otherwise;
(b) the failure of the Company to observe or perform any covenant or agreement contained in paragraph 8 and, with respect to paragraph 8.2 only, such failure shall have continued unremedied for a period of five (5) Business Days after the Company knows, or should have known, of such default; or
(c) the failure of the Company to observe or perform any other term, covenant, or agreement contained in this Agreement and such failure shall have continued unremedied for a period of 10 days after written notice, specifying such failure and requiring it to be remedied, shall have been given to the Company by the Agent; or
(d) any material representation or warranty made herein or in any certificate, report, or notice delivered or to be delivered by the Company pursuant hereto, shall prove to have been incorrect in any material respect when made; or
(e) if the Company shall default (as principal or guarantor, surety or other obligor) in the payment of any principal of, or premium, if any, or interest on any Funded Debt in excess of $1,000,000 (other than its obligations under this Agreement and the Notes), or with respect to any of the terms of any evidence of such indebtedness or of any agreement relating thereto, and such default shall entitle the holder of such indebtedness to accelerate the maturity thereof, unless, in the case of any non-payment default, such default has been affirmatively waived by or on behalf of the holder of such indebtedness; or
(f)     the  Company  shall (i) make an assignment for the benefit of creditors,
(ii)  admit  in  writing  its  inability  to pay its debts as they become due or generally fail to pay its debts as they become due, (iii) file a voluntary petition in bankruptcy, (iv) become insolvent (however such insolvency shall be evidenced), (v) file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment of debt, liquidation or dissolution or similar relief under any present or future statute, law or regulation of any jurisdiction, (vi) petition or apply to any tribunal for any trustee, receiver, custodian, liquidator or fiscal agent for any substantial part of its Property, (vii) be the subject of any proceeding referred to in clause (vi) above or an involuntary bankruptcy petition filed against it which remains undischarged for a period of 60 days, (viii) file any answer admitting or not contesting the material allegations of any such petition filed against it, or of any order, judgment or decree approving such petition in any such proceeding, (ix) seek, approve, consent to, or acquiesce in any such proceeding, or in the appointment of any trustee, receiver, custodian, liquidator, or fiscal agent for it, or any substantial part of its Property, or an order is entered appointing any such trustee, receiver, custodian, liquidator or fiscal agent and such order remains in effect for 60 days, (x) take any formal action for the purpose of effecting any of the foregoing or looking to the liquidation or dissolution of the Company or (xi) suspend or discontinue its business (except as otherwise expressly permitted herein); or
(g) an order for relief is entered under the United States bankruptcy laws or any other decree or order is entered by a court having jurisdiction (i)
adjudging the Company a bankrupt or insolvent, or (ii) approving as properly filed a petition seeking reorganization, liquidation, arrangement, adjustment or composition of or in respect of the Company under the United States bankruptcy laws or any other applicable Federal or state law, or (iii) appointing a trustee, receiver, custodian, liquidator, or fiscal agent (or other similar official) of the Company or of any substantial part of its Property, or (iv) ordering the winding up or liquidation of the affairs of the Company; or
(h) judgments or decrees against the Company in excess of $3,000,000 in the aggregate (excluding such judgments or decrees which are insured and as to which the insurer has admitted liability) or for an aggregate amount in excess of $6,000,000 (whether or not insured) shall remain unpaid, unstayed on appeal, undischarged, unbonded or undismissed for a period of 30 days; or
(i) any fact or circumstance, including any Reportable Event as defined in Title IV of ERISA, at a time when there exists an underfunding of the Plan in an amount in excess of $500,000, which constitutes grounds for the termination of any Plan by the PBGC or for the appointment of a trustee to administer any Plan, shall have occurred and be continuing for a period of 30 days; or
(j)     the  occurrence  of  a  Material  Adverse  Change;  or
(k) the occurrence of any Event of Default (other than an Event of Default which is waived by the party or parties entitled to take remedial action upon the occurrence of such Event of Default) under any of the other Loan Documents, or any other document or instrument evidencing, securing or relating to the liabilities or obligations of the Company to the Banks hereunder or thereunder.
     Upon the occurrence and during the continuance of an Event of Default under this paragraph 9, the Agent, upon the request of the Majority Banks, shall notify the Company that the Commitments have been terminated and that the Notes, all accrued interest thereon and all other amounts owing under this Agreement are immediately due and payable, provided that upon the occurrence of an event specified in paragraphs 9(f) or 9(g), the Commitments shall automatically terminate and the Notes (with accrued interest thereon) and all other amounts owing under this Agreement shall become immediately due and payable without notice to the Company. Except for any notice expressly provided for in this paragraph 9, the Company hereby expressly waives any presentment, demand, protest, notice of protest or other notice of any kind. The Company hereby further expressly waives and covenants not to assert any appeasement, valuation, stay, extension, redemption or similar laws, now or at any time hereafter in force which might delay, prevent or otherwise impede the performance or enforcement of this Agreement or the Notes.
In the event that the unpaid principal balance of the Notes, all accrued interest thereon and all other amounts owing under this Agreement shall have been declared due and payable pursuant to the provisions of this paragraph 9, the Agent may, and, upon (i) the request of the Majority Banks and (ii) the providing by all of the Banks to the Agent of an indemnity in form and substance satisfactory to the Agent in accordance with paragraph 10.3 against all expenses and liabilities, shall, proceed to enforce the rights of the holders of the Notes by suit in equity, action at law and/or other appropriate proceedings, whether for payment or the specific performance of any covenant or agreement contained in this Agreement or the Notes. The Agent shall be justified in failing or refusing to take any action hereunder and under the Notes unless it shall be indemnified to its satisfaction by the Banks pro rata according to the aggregate outstanding principal balance of the Notes against any and all liabilities and expenses which may be incurred by it by reason of taking or continuing to take any such action. In the event that the Agent, having been so indemnified, or not being indemnified to its satisfaction, shall fail or refuse so to proceed, any Bank shall be entitled to take such action as it shall deem appropriate to enforce its rights hereunder and under its Notes with the consent of the Majority Banks, it being understood and intended that no one or more of the holders of the Notes shall have any right to enforce payment thereof except as provided in this paragraph 9 and in paragraph 12.
     If an Event of Default shall have occurred and shall be continuing, the Agent may, and at the request of the Majority Banks shall, notify the Company (by telephone or otherwise) that all or such lesser amount as the Majority Banks shall designate of the outstanding LIBOR Loans automatically shall be converted to Alternate Base Rate Loans, in which event such LIBOR Loans automatically shall be converted to Alternate Base Rate Loans on the date such notice is given. If such notice is given, notwithstanding anything in paragraph 2.7 to the contrary, no Alternate Base Rate Loan may be converted to a LIBOR Loan if an Event of Default has occurred and is continuing at the time the Company shall notify the Agent of its election to so convert.
10. THE AGENT.10. THE AGENT. The Banks and the Agent agree by and among themselves that:
10.1.     APPOINTMENT.10.1.     APPOINTMENT.  FNB  is  hereby  irrevocably
-----     -----------
designated the Agent by each of the other Banks to perform such duties on behalf
-----
     of the other Banks and itself, and to have such powers, as are set forth herein and as are reasonably incidental thereto.
10.2.     DELEGATION  OF  DUTIES,  ETC.10.2.     DELEGATION  OF DUTIES, ETC. The
-----     ----------------------------
Agent  may  execute  any  duties  and perform any powers hereunder by or through
---
agents or employees, and shall be entitled to consult with legal counsel and any
---
     accountant or other professional selected by it. Any action taken or omitted to be taken or suffered in good faith by the Agent in accordance with the opinion of such counsel or accountant or other professional shall be full justification and protection to the Agent.
10.3.     INDEMNIFICATION.10.3.     INDEMNIFICATION.  The  Banks  agree  to
-----     ---------------
indemnify the Agent in its capacity as such, to the extent not reimbursed by the
-----
     Company, pro rata according to their respective Commitments, from and against any and all claims, liabilities, obligations, losses, damages, penalties, actions, judgement, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or the Notes or any action taken or omitted to be taken or suffered in good faith by the Agent hereunder or thereunder, provided that no Bank shall be liable for any portion of any of the foregoing items resulting from the gross negligence or willful misconduct of the Agent. Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly for its pro-rata share of any reasonable out-of-pocket expenses (including counsel fees) incurred by the Agent in connection with the preparation, execution, administration or enforcement of, or legal advice in respect of rights or responsibilities under, this Agreement and the Notes, to the extent that the Agent, having sought reimbursement for such expenses from the Company, is not promptly reimbursed by the Company. Any reference herein and in any document executed in connection herewith, to the Banks providing an indemnity in form and substance satisfactory to the Agent prior to the Agent taking any action hereunder shall be satisfied by the Banks executing an agreement confirming their agreement to promptly indemnify the Agent in accordance with this paragraph 10.3.
10.4.     EXCULPATORY  PROVISIONS.10.4.     EXCULPATORY  PROVISIONS.  Neither
-----     -----------------------
Agent,  nor any of its officers, directors, employees or agents, shall be liable
-----
for any action taken or omitted to be taken or suffered by it or them hereunder or under the Notes, or in connection herewith or therewith, including without limitation any action taken or omitted to be taken in connection with any telephonic communication pursuant to paragraph 2.3 hereof, except that the Agent shall be liable for its own gross negligence or willful misconduct. The Agent shall not be liable in any manner for the effectiveness, enforceability, collectibility, genuineness, validity or the due execution of this Agreement or the Notes, or for the due authorization, authenticity or accuracy of the representations and warranties contained herein or in any other certificate, report, notice, consent, opinion, statement, or other document furnished or to be furnished hereunder, and the Agent shall be entitled to rely upon any of the foregoing believed by it to be genuine and correct and to have been signed and sent or made by the proper Person. The Agent shall not be under any duty or responsibility to any Bank to ascertain or to inquire into the performance or observance by the Company or any Subsidiary of any of the provisions hereof or of the Notes or of any document executed and delivered in connection herewith or therewith. Each Bank expressly acknowledges that the Agent has not made any representations or warranties to it and that no act taken by the Agent shall be deemed to constitute any representation or warranty by the Agent to any Bank. Each Bank acknowledges that it has taken and will continue to take such action and has made and will continue to make such investigation as it deems necessary to inform itself of the affairs of the Company and each Subsidiary, and each Bank acknowledges that it has made and will continue to make its own independent investigation of the creditworthiness and the business and operations of the Company and its Subsidiaries, and that, in entering into this Agreement, and in agreeing to make its Loans, it has not relied and will not rely upon any information or representations furnished or given by the Agent or any other Bank.
10.5.     AGENT  IN  ITS  INDIVIDUAL  CAPACITY.10.5.     AGENT IN ITS INDIVIDUAL
-----     ------------------------------------
CAPACITY. With respect to its Loans and any renewals, extensions or deferrals of
---
     the payment thereof and any Note issued to or held by it, the Agent shall have the same rights and powers hereunder as any Bank, and may exercise the same as though it were not the Agent, and the term "Bank" or "Banks" shall, unless the context otherwise requires, include the Agent in its individual capacity. FNB and its affiliates may accept deposits from, lend money to, act as trustee or other fiduciary in connection with transactions, including, without, limitation, interest rate hedging agreements or instruments, involving, and otherwise engage in any business with the Company and its affiliates and any Person who may do business with or own securities of the Company or any affiliate of the Company, all as if FNB were not the Agent hereunder and without any obligation to account or report therefor to any Bank.
10.6.     KNOWLEDGE  OF  DEFAULT.10.6.     KNOWLEDGE OF DEFAULT. It is expressly
-----     ----------------------
understood and agreed that the Agent shall be entitled to assume that no Event of Default has occurred and is continuing, unless the offices of the Agent who are responsible for matters concerning this Agreement shall have actual knowledge of such occurrence or shall have been notified in writing by a Bank that such Bank considers that an Event of Default has occurred and is continuing and  specifying  the  nature  thereof.
     In the event the Agent shall have acquired actual knowledge of any Event of Default, it shall promptly give notice thereof to the Banks.
10.7.     RESIGNATION  OF  AGENT.10.7.     RESIGNATION  OF AGENT. If at any time
-----     ----------------------
the  Agent  deems it advisable, in its sole discretion, it may submit to each of
--
the Banks a written notification of its resignation as Agent under this Agreement, such resignation to be effective on the earlier to occur of (a) the forty-fifth (45th) day after the date of such notice or (b) the date upon which a successor Agent accepts its appointment as successor Agent. If the Agent resigns hereunder, the Company shall have the right to appoint, with the prior written approval of the Banks, which approval shall not be unreasonably withheld, a successor Agent hereunder, provided, however that upon the occurrence and during the continuance of an Event of Default, the Banks shall have the right to appoint such successor Agent hereunder without the consent or approval of the Company. The successor Agent shall be a commercial bank or other financial institution organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the Agent hereunder, and the retiring Agent shall be discharged from any further duties and obligations under this Agreement. The Company and the Banks agree to execute such documents as shall be necessary to effect such appointment. After the retiring Agent's resignation or removal hereunder, the provisions of this paragraph 10 shall inure to its benefit as to any actions taken or omitted to be taken by it while the Agent under this Agreement. If at any time hereunder there shall not be a duly appointed and acting Agent, the Company agrees to make each payment due hereunder and under the Notes directly to the Banks entitled thereto.
10.8.     REQUESTS  TO  THE  AGENT.10.8.     REQUESTS TO THE AGENT. Whenever the
-----     ------------------------
Agent  is  authorized and empowered hereunder on behalf of the Banks to give any
--
approval or consent, or to make any request, or to take any other action on behalf of the Banks, the Agent shall be required to give such approval or consent, or to make such request or to take such other action only when so requested in writing by the Majority Banks subject, however, to the provisions of paragraph 13.
11.     NOTICES.11.     NOTICES.
---     -------
11.1.     MANNER  OF  DELIVERY.11.1.     MANNER OF DELIVERY. Except as otherwise
-----     --------------------
specifically provided herein, all notices and demands shall be in writing and shall be mailed by certified mail return receipt requested or sent by telegram, telecopy or telex or delivered in person or by nationally recognized overnight courier, and all statements, reports, documents, consents, waivers, certificates and other papers required to be delivered hereunder shall be mailed by first-class mail or delivered in person, in each case to the respective parties to this Agreement as follows:
     if  to  the  Company,  to:
Green  Mountain  Power  Corporation
163  Acorn  Lane
Colchester,  Vermont  05446-6611
Attention:  Nancy  Rowden  Brock,  CFO
Telephone:  (802)  655-8451
     Telecopy:  (802)  655-8406
     with  a  copy  to:
Christopher  Gannon,  Esq.
Sheehey  Furlong  Rendall  &  Behm  P.C.
30  Main  Street
P.O.  Box  66
Burlington,  Vermont  05402
Telephone:  (802)  864-9891
Telecopy:  (802)  864-6815

     if  to  the  Agent,  to:
Fleet  National  Bank
100  Federal  Street
Mail  Stop:  MA  DE  1000  8A
Boston,  Massachusetts  02110
Attention:  Robert  Lanigan,  Managing  Director
Telephone:  (617)  434-6515
     Telecopy:  (617)  434-3652
     with  a  copy  to:
Joseph  F.  Ryan,  Esq.
Brown,  Rudnick,  Freed  &  Gesmer,  P.C.
One  Financial  Center
Boston,  MA  02111
Telephone:  (617)  856-8200
Telecopy:  (617)  856-8201

     if  to  the  Banks,  to:
Fleet  National  Bank
100  Federal  Street
Mail  Stop:  MA  DE  1000  8A
Boston,  Massachusetts  02110
Attention:  Robert  Lanigan,  Managing  Director
Telephone:  (617)  434-6515
Telecopy:  (617)  434-3652
     with  a  copy  to:
Joseph  F.  Ryan,  Esq.
Brown,  Rudnick,  Freed  &  Gesmer,  P.C.
One  Financial  Center
Boston,  MA  02111
Telephone:  (617)  856-8200
Telecopy:  (617)  856-8201

KeyBank  National  Association
149  Bank  Street
Burlington,  VT  05402
Attention:  John  W.  Kingston,  Senior  Vice  President
Telephone:  (802)  660-4474
Telecopy:  (802)  864-6908


or to such other Person or address as a party hereto shall designate to the other parties hereto from time to time in writing forwarded in like manner. Any notice or demand given in accordance with the provisions of this paragraph 11.1 shall be effective when received and any consent, waiver or other communication given in accordance with the provisions of this paragraph 11.1 shall be conclusively deemed to have been received by a party hereto and to be effective on the day on which received by such party at its address specified above or, if sent by first class mail, on the third Business Day after the day when deposited in the mail, postage prepaid, and addressed to such party at such address, provided that a notice of change of address shall be deemed to be effective when actually received.
11.2.     DISTRIBUTION  OF COPIES.11.2.     DISTRIBUTION OF COPIES. Whenever the
-----     -----------------------
Company is required to deliver any statement, report, document, certificate or other paper (other than Borrowing Request or Conversion/Continuation Request) to
     the Agent, the Company shall simultaneously deliver a copy thereof to each Bank.
11.3.     NOTICES  BY  THE  AGENT  OR A BANK.11.3.     NOTICES BY THE AGENT OR A
-----     ----------------------------------
BANK.  In  the  event  that  the Agent or any Bank takes any action or gives any
---
consent or notice provided for by this Agreement, notice of such action, consent
---
     or notice shall be given forthwith to all the Banks by the Agent or the Bank taking such action or giving such consent or notice, provided that the failure to give any such notice shall not invalidate any such action, consent or notice in respect of the Company.
12. RIGHT OF SET-OFF.12. RIGHT OF SET-OFF. Regardless of the adequacy of any collateral, upon the occurrence and during the continuance of any Event of Default, each Bank is hereby expressly and irrevocably authorized by the Company at any time and from time to time, without notice to the Company, to set-off, appropriate, and apply all moneys, securities and other Property and the proceeds thereof now or hereafter held or received by or in transit to such Bank from or for the account of the Company, whether for safekeeping, pledge, transmission, collection or otherwise, and also upon any and all deposits (general and special), account balances and credits of the Company with such Bank at any time existing against any and all obligations of the Company to the Banks and to each of them arising under this Agreement and the Notes, and the Company shall continue to be liable to each Bank for any deficiency with interest at the rate or rates set forth in subparagraph 2.8(c). Each of the Banks agrees with each other Bank that (a) if an amount to be set off is to be applied to any obligations of the Company to such Bank, other than obligations evidenced by the Notes held by such Bank, such amount shall be applied ratably to such other obligations and to the obligations evidenced by all such Notes held by such Bank and (b) if such Bank shall receive from the Company, whether by voluntary payment, exercise of the right of setoff, counterclaim, cross action, enforcement of the claim evidenced by the Notes held by such Bank by proceedings against the Company at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, and shall retain and apply to the payment of the Note or Notes held by such Bank any amount in excess of its ratable portion of the payments received by all of the Banks with respect to the Notes held by all of the Banks, such Bank will make such disposition and arrangements with the other Banks with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise as shall result in each Bank receiving in respect of the Notes held by each Bank, its proportionate payment as contemplated by this Agreement; provided that if all or any part of such excess payment is thereafter recovered from such Bank, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest.
13. AMENDMENTS WAIVERS AND CONSENTS.13. AMENDMENTS WAIVERS AND CONSENTS. Except as otherwise expressly set forth herein, with the written consent of the Majority Banks, the Agent shall, subject to the provisions of this paragraph 13, from time to time enter into agreements amendatory or supplemental hereto with the Company for the purpose of changing any provisions of this Agreement or the Notes, or changing in any manner the rights of the Banks, the Agent or the Company hereunder and thereunder, or waiving compliance with any provision of this Agreement or consenting to the non-compliance thereof. Notwithstanding the foregoing, the consent of all of the Banks shall be required with respect to any amendment, waiver or consent (i) changing the Aggregate Commitments or the Commitment of any Bank, (ii) changing the maturity of any Loan, or the rate of interest of, time or manner of payment of interest on or principal of, or the principal amount of any Loan, or the amount, time or manner of payment of any fees hereunder, or (iii) modifying this paragraph 13 or the definition of "Majority Banks". Any such amendment or supplemental agreement, waiver or consent shall apply equally to each of the Banks and shall be binding on the Company and all of the Banks and the Agent. Any waiver or consent shall be for such period and subject to such conditions or limitations as shall be specified therein, but no waiver or consent shall extend to any subsequent or other Event of Default, or impair any right or remedy consequent thereupon. In the case of any waiver or consent, the rights of the Company, the Banks and the Agent under this Agreement and the Notes shall be otherwise unaffected. Nothing contained herein shall be deemed to require the Agent to obtain the consent of any Bank with respect to any change in the amount or terms of payment of the Agent's Fees. The Company shall be entitled to rely upon the provisions of any such amendatory or supplemental agreement, waiver or consent if it shall have obtained any of the same in writing from the Agent who therein shall have represented that such agreement, waiver or consent has been authorized in accordance with the provisions of this paragraph 13.
14.     OTHER  PROVISIONS.14.     OTHER  PROVISIONS.
14.1.     NO  WAIVER OF RIGHTS BY THE BANKS.14.1.     NO WAIVER OF RIGHTS BY THE
-----     ---------------------------------
BANKS. No failure on the part of the Agent or of any Bank to exercise, and no delay in exercising, any right or remedy hereunder or under the Notes shall operate as a waiver thereof, except as provided in paragraph 13, nor shall any single or partial exercise by the Agent or any Bank of any right, remedy or power hereunder or under the Notes preclude any other or future exercise thereof, or the exercise of any other right, remedy or power. The rights, remedies and powers provided herein and in the Notes are cumulative and not exclusive of any other rights, remedies or powers which the Agent or the Banks or any holder of a Note would otherwise have. Notice to or demand on the Company in any circumstance in which the terms of this Agreement or the Notes do not require notice or demand to be given shall not entitle the Company to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Agent or any Bank or the holder of any Note to take any other or further action in any circumstances without notice or demand.
14.2.     HEADINGS;  PLURALS.14.2.     HEADINGS;  PLURALS.  Paragraph  and
-----     ------------------
subparagraph  headings  have been inserted herein for convenience only and shall
-----
not be construed to be a part of this Agreement. Unless the context otherwise requires, words in the singular number include the plural, and words in the plural include the singular.
14.3.     COUNTERPARTS.14.3.     COUNTERPARTS. This Agreement may be executed in
-----     ------------
     any number of counterparts, each of which shall be an original and all of which shall constitute one agreement. It shall not be necessary in making proof of this Agreement or of any document required to be executed and delivered in connection herewith or therewith to produce or account for more than one counterpart.
14.4.     SEVERABILITY.14.4.     SEVERABILITY. Every provision of this Agreement
-----     ------------
     and the Notes is intended to be severable, and if any term or provision hereof or thereof shall be invalid, illegal or unenforceable for any reason, the validity, legality and enforceability of the remaining provisions hereof or thereof shall not be affected or impaired thereby, and any invalidity, illegality or unenforceability in any jurisdiction shall not affect the validity, legality or enforceability of any such term or provision in any other jurisdiction.
14.5.     INTEGRATION.14.5.     INTEGRATION.  All  exhibits  to  this  Agreement
-----     -----------
shall  be  deemed  to be a part of this Agreement.  This Agreement, the exhibits
----
hereto  and  the Notes embody the entire agreement and understanding between the
--
Company, the Agent and the Banks with respect to the subject matter hereof and thereof and supersede all prior agreements and understandings between the Company, the Agent and the Banks with respect to the subject matter hereof and thereof.
14.6.     SALES  AND  PARTICIPATIONS IN LOANS AND NOTES; SUCCESSORS AND ASSIGNS,
-----     ----------------------------------------------------------------------
SURVIVAL OF REPRESENTATIONS AND WARRANTIES.14.6.     SALES AND PARTICIPATIONS IN
------------------------------------------
     LOANS AND NOTES, SUCCESSORS AND ASSIGNS, SURVIVAL OF REPRESENTATIONS AND WARRANTIES.
(a) Each Bank shall have the right with the prior written consent of the Company (which consent shall not be unreasonably withheld or delayed), provided, however, that no such consent shall be required after and during the continuance of an Event of Default, upon written notice to the Agent and the Company to sell, assign, transfer or negotiate all or any part (but not less than $5,000,000) of the Loans and the Notes and its Commitment to one or more commercial banks or other financial institutions including, without limitation, the Banks. In the case of any sale, assignment, transfer or negotiation of all or any such part of the Loans and the Notes authorized under this paragraph
14.6(a), the assignee or transferee shall have, to the extent of such sale, assignment, transfer or negotiation, the same rights, benefits and obligations as it would if it were a Bank hereunder and a holder of such Note, including, without limitation, (x) the right to approve or disapprove of actions which in accordance with the terms hereof, require the approval of the Majority Banks and
(y)  the  obligation  to  fund Loans directly to the Agent pursuant to paragraph
2.3.
(b) Notwithstanding paragraph 14.6(a), each Bank may grant participations in all or any part of its Loans and its Notes to one or more commercial banks, insurance companies, or other financial institutions, pension funds or mutual funds; provided that (i) any such disposition shall not, without the prior written consent of the Company, require the Company to file a registration statement with the Securities and Exchange Commission or apply to qualify the Loans and the Notes under the blue sky laws of any state and (ii) the holder of any such participation, other than an Affiliate of such Bank, shall not have any rights or obligations hereunder and shall not be entitled to require such Bank to take or omit to take any action hereunder except action directly affecting the extension of the maturity of any portion of the principal amount of, or interest on, the Loan allocated to such participation, or a reduction of the principal amount of, or the rate of interest payable on, such Loans.
(c) Notwithstanding the foregoing provisions of this paragraph 14.6, each Bank may at any time and from time to time sell, assign, transfer, or negotiate all or any part of the Loans to any Affiliate of such Bank; provided that an Affiliate to whom such disposition has been made shall not be considered a "Bank", and the assigning Bank shall be considered not to have disposed of any Loans so assigned for purposes of determining the Majority Banks under any provision hereof, but such Affiliate shall otherwise be considered a "Bank", and the assigning Bank shall otherwise be considered to have disposed of any Loans so assigned, for purposes hereof, including, without limitation, paragraphs 3.1 and 12 hereof.
(d) In addition, notwithstanding anything to the contrary contained in this paragraph 14.6, any Bank may at any time and from time to time pledge or assign all or any portion of its rights under this Agreement with respect to its Loans, its Commitments and its Notes to any of the twelve (12) Federal Reserve Banks. No such pledge or assignment or enforcement thereof shall release the assignor Bank from its obligations hereunder.
(e) No Bank shall, as between the Company and such Bank, be relieved of any of its obligations hereunder as a result of granting participations in all or any part of the Loans and the Notes of such Bank or other obligations owed to such Bank.
(f) This Agreement shall be binding upon and inure to the benefit of the Banks, the Agent and the Company and their respective successors and assigns. All covenants, agreements, warranties and representations made herein, and in all certificates or other documents delivered in connection with this Agreement by or on behalf of the Company shall survive the execution and delivery hereof and thereof, and all such covenants, agreements, representations and warranties shall inure to the respective successors and assigns of the Banks and the Agent whether or not so expressed.
(g) The Agent shall maintain a copy of each assignment delivered to it and a register or similar list for the recordation of the names and addresses of the Banks and the Commitment Percentages of the Banks and the principal amount of the Loans and the Notes assigned from time to time. The entries in such register shall be conclusive, in the absence of manifest error and provided that any required consent of the Company has been obtained, and the Company, the Agent and the Banks may treat each Person whose name is recorded in such register as a Bank hereunder for all purposes of this Agreement. Upon each such recordation, the assigning Bank agrees to pay to the Agent a registration fee in the sum of Two Thousand Five Hundred Dollars ($2,500).
14.7.     APPLICABLE  LAW.14.7.     APPLICABLE LAW. This Agreement and the Notes
-----     ---------------
are being delivered in and are intended to be performed in The Commonwealth of Massachusetts and shall be construed and enforceable in accordance with, and be governed by, the internal laws of The Commonwealth of Massachusetts without regard to its principles of conflict of laws.
14.8.     INTEREST.  14.8.     INTEREST.  At  no  time  shall  the interest rate
-----     --------
payable on the Loans and Notes, together with the Facility Fee, the UpFront Fee,
-----
     the Usage Fee and the Agent's Fees and all other fees and amounts payable hereunder, to the extent same are construed to constitute interest, exceed the maximum rate of interest permitted by law. The Company acknowledges that to the extent interest payable on the Loans and Notes is based on the Alternate Base Rate, such rate is only one of the bases for computing interest on loans made by the Banks, and by basing interest payable on the Loans and Notes on the Alternate Base Rate, the Banks have not committed to charge, and the Company has not in any way bargained for, interest based on a lower or the lowest rate at which the Banks may now or in the future make loans to other borrowers.
14.9.     ACCOUNTING  TERMS  AND  PRINCIPLES.14.9.     ACCOUNTING  TERMS  AND
-----     ----------------------------------
PRINCIPLES.  All  accounting terms not herein defined by being capitalized shall
-----
be interpreted in accordance with GAAP, unless the context otherwise expressly requires.
14.10.     WAIVER  OF  TRIAL  BY  JURY.14.10.     WAIVER  OF  TRIAL BY JURY. THE
------     ---------------------------
COMPANY  HEREBY  KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES (TO THE FULLEST
-----
EXTENT PERMITTED OR NOT PROHIBITED BY APPLICABLE LAW) ANY RIGHT IT MAY HAVE TO A
     TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING OUT OF, UNDER OR IN CONNECTION WITH THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREIN. FURTHER, THE COMPANY HEREBY ACKNOWLEDGES THAT NO REPRESENTATIVE OF THE AGENT OR THE BANKS OR COUNSEL TO THE AGENT OR THE BANKS HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT THE AGENT OR THE BANKS WOULD NOT, IN THE EVENT OF SUCH LITIGATION, SEEK TO ENFORCE SUCH WAIVER. THE COMPANY ACKNOWLEDGES THAT THE AGENT AND THE BANKS HAVE BEEN INDUCED TO ENTER INTO THE LOAN DOCUMENTS BY, INTER ALIA, THE PROVISIONS OF THIS PARAGRAPH.
14.11.     CONSENT  TO  JURISDICTION.14.11.     CONSENT  TO  JURISDICTION.  THE
------     -------------------------
COMPANY  HEREBY  IRREVOCABLY  SUBMITS  TO  THE  JURISDICTION OF ANY COURT OF THE
-----
COMMONWEALTH  OF  MASSACHUSETTS OR ANY FEDERAL COURT SITTING IN THE COMMONWEALTH
-----
OF MASSACHUSETTS OVER ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THE LOAN DOCUMENTS. THE COMPANY HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED OR NOT PROHIBITED BY APPLICABLE LAW, ANY OBJECTION WHICH IT MAY
     NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT AND ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. THE COMPANY HEREBY AGREES THAT A FINAL JUDGMENT IN ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH A COURT, AFTER ALL APPROPRIATE APPEALS, SHALL BE CONCLUSIVE AND BINDING UPON IT.
14.12.     SERVICE  OF  PROCESS.14.12.     SERVICE  OF  PROCESS.  PROCESS MAY BE
------     --------------------
SERVED IN ANY SUIT, ACTION, COUNTERCLAIM OR PROCEEDING OF THE NATURE REFERRED TO
----
     IN PARAGRAPH 14.11 BY MAILING COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, RETURN RECEIPT REQUESTED, TO THE ADDRESS OF THE COMPANY SET FORTH IN PARAGRAPH 11.1 OR TO ANY OTHER ADDRESS OF WHICH THE COMPANY SHALL HAVE GIVEN WRITTEN NOTICE TO THE AGENT. THE COMPANY HEREBY AGREES THAT SUCH SERVICE (I) SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON IT IN ANY SUCH SUIT, ACTION, COUNTERCLAIM OR PROCEEDING, AND (II) SHALL TO THE FULLEST EXTENT PERMITTED OR NOT PROHIBITED BY APPLICABLE LAW, BE TAKEN AND HELD TO BE VALID PERSONAL SERVICE UPON AND PERSONAL DELIVERY TO IT.
14.13.     NO  LIMITATION  ON SERVICE OR SUIT14.13.     NO LIMITATION ON SERVICE
------     ----------------------------------
OR SUIT. NOTHING IN THE LOAN DOCUMENTS, OR ANY MODIFICATION, WAIVER, OR AMENDMENT THERETO, SHALL AFFECT THE RIGHT OF THE AGENT OR ANY BANK TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR LIMIT THE RIGHT OF THE AGENT OR ANY BANK TO BRING PROCEEDINGS AGAINST THE COMPANY IN THE COURTS OF ANY OTHER JURISDICTION OR JURISDICTIONS.
15.     OTHER  OBLIGATIONS  OF THE COMPANY.15.          OTHER OBLIGATIONS OF THE
---     ----------------------------------
COMPANY.
15.1.     TAXES  AND FEES.15.1.     TAXES AND FEES. Should any tax (other than a
-----     ---------------
tax based upon the net income of any Bank), recording or filing fee become payable in respect of this Agreement or the Notes or any amendment, modification or supplement hereof or thereof, the Company agrees to pay the same together with any interest or penalties thereon and agrees to hold the Agent and the Banks harmless with respect thereto.
15.2.     EXPENSES15.2.     EXPENSES.  Whether  or  not  the  transactions
-----     --------
contemplated  by  this Agreement shall be consummated, the Company agrees to pay
-----
the reasonable out-of-pocket expenses of the Agent (including the reasonable fees and expenses of counsel to the Agent and, without limitation, Special Counsel) in connection with the preparation, reproduction, execution and delivery of this Agreement and the Notes and the other exhibits annexed hereto , and any modifications, waivers, consents or amendments hereto and thereto, and the Company further agrees to pay the reasonable out-of-pocket expenses of the Agent and the Banks (including the reasonable fees and expenses of their respective counsel) incurred in connection with the interpretation and enforcement of any provision of this Agreement or collection under the Notes, whether or not suit is instituted.
15.3.     LOST  NOTES. 15.3.     LOST NOTES.  Upon receipt of an affidavit of an
-----     -----------
officer of any Bank as to the loss, theft, destruction or mutilation of any Note and, in the case of any such loss, theft, destruction or mutilation, upon cancellation of such Note or other security document, Company will issue, in lieu thereof, a replacement note in the same principal amount thereof and otherwise of like tenor.
16. EFFECTIVE DATE.16. EFFECTIVE DATE. This Agreement shall be effective as an instrument under seal as of the date first set forth above (the "Effective Date").
            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first written above.
     GREEN  MOUNTAIN  POWER  CORPORATION


     By:  /s/Nancy  R.  Brock
          -------------------
     Title:  Vice  President,  Treasurer  and  Chief  Financial  Officer

     FLEET  NATIONAL  BANK,
     Individually  and  as  agent
Domestic  Lending  Office:
      Office  listed  in  paragraph  11.1
     By:  /s/Robert  D.  Lanigan
          ----------------------
LIBOR  Lending  Office:     Title:  Senior  Officer
 Office  listed  in  paragraph  11.1
     KEYBANK  NATIONAL  ASSOCIATION
Domestic  Lending  Office
 Office  listed  in  paragraph  11.1
     By:  /s/John  W.  Kingston
          ---------------------
LIBOR  Lending  Office     Title:  Senior  Vice  President
 Office  listed  in  paragraph  11.1

128

SEC  2001  FORM  10-K  EXHIBIT  10-D-15C

GREEN  MOUNTAIN  POWER  CORPORATION
2000  STOCK  INCENTIVE  PLAN




SECTION  1.  PURPOSE.

The purpose of the Plan is to promote the interests of the Company and its shareholders by aiding the Company in attracting and retaining employees, officers, consultants, independent contractors and non-employee directors capable of contributing to the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company's business and to afford such persons an opportunity to acquire a proprietary interest in the Company.

SECTION  2.  DEFINITIONS.

As used in the Plan, the following terms shall have the meanings set forth below:

(a) "Affiliate" shall mean (i) any entity that, directly or indirectly through one or more intermediaries, is controlled by the Company and (ii) any entity in which the Company has a significant equity interest, in each case as determined by the Committee.

(b) "Award" shall mean any Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Performance Award, Other Stock Grant or Other Stock-Based Award granted under the Plan.

(c) "Award Agreement" shall mean any written agreement, contract or other instrument or document evidencing any Award granted under the Plan.

(d)       "Board"  shall  mean  the  Board  of  Directors  of  the  Company.

(e) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder.

(f) "Committee" shall mean a committee of Directors designated by the Board to administer the Plan. The Committee shall be comprised of not less than such number of Directors as shall be required to permit Awards granted under the Plan to qualify under Rule 16b-3, and each member of the Committee shall be a "non-employee director" within the meaning of Rule 16b-3 and an "outside director" within the meaning of Section 162(m) of the Code. The Company expects to administer the Plan to the extent feasible in accordance with the requirements for the award of "qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

(g) "Company" shall mean Green Mountain Power Corporation, a Vermont corporation, and any successor corporation.

(h)       "Director"  shall  mean  a  member  of  the  Board.

(i) "Eligible Person" shall mean any employee, officer, consultant, independent contractor or Director providing services to the Company or any Affiliate whom the Committee determines to be an Eligible Person.

(j) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

(k) "Fair Market Value" shall mean, with respect to any property (including, without limitation, any Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Committee. Notwithstanding the foregoing, unless otherwise determined by the Committee, the Fair Market Value of Shares as of a given date shall be, if the Shares are then quoted on the New York Stock Exchange, the average of the high and low sales price as reported on the New York Stock Exchange on such date or, if the New York Stock Exchange is not open for trading on such date, on the most recent preceding date when it is open for trading; provided, however, that the Committee may in its discretion designate the actual sales price as Fair Market Value in the case of disposition of Shares under the Plan.

(l) "Incentive Stock Option" shall mean an option granted under Section 6(a) of the Plan that is intended to meet the requirements of Section 422 of the Code or any successor provision.

(m)       "Non-Qualified  Stock  Option"  shall  mean  an  option  granted under
Section  6(a)  of the Plan that is not intended to be an Incentive Stock Option.

(n)        "Option"  shall  mean  an  Incentive  Stock Option or a Non-Qualified
Stock  Option,  and  shall  include  Reload  Options.

(o) "Other Stock Grant" shall mean any right granted under Section 6(e) of the Plan.

(p) "Other Stock-Based Award" shall mean any right granted under Section 6(f) of the Plan.

(q) "Participant" shall mean an Eligible Person designated to be granted an Award under the Plan. A Participant shall cease to be such under the Plan after all Awards granted to him or her are no longer exercisable.

(r) "Performance Award" shall mean any right granted under Section 6(d) of the Plan.

(s) "Person" shall mean any individual, corporation, partnership, association or trust.

(t) "Plan" shall mean the Green Mountain Power Corporation 2000 Stock Incentive Plan, as amended from time to time, the provisions of which are set forth herein.

(u) "Reload Option" shall mean any Option granted under Section 6(a)(iv) of the Plan.

(v) "Restricted Stock" shall mean any Shares granted under Section 6(c) of the Plan.

(w) "Restricted Stock Unit" shall mean any unit granted under Section 6(c) of the Plan evidencing the right to receive a Share (or a cash payment equal to the Fair Market Value of a Share) at some future date.

(x) "Rule 16b-3" shall mean Rule 16b-3 promulgated by the Securities and Exchange Commission under the Exchange Act or any successor rule or regulation.

(y) "Shares" shall mean shares of Common Stock, $ 3.33 1/3 par value per share, of the Company or such other securities or property as may become subject to Awards pursuant to an adjustment made under Section 4(c) of the Plan.

(z) "Stock Appreciation Right" shall mean any right granted under Section 6(b) of the Plan.

SECTION  3.  ADMINISTRATION.

(a) Power and Authority of the Committee. The Plan shall be administered by the Committee. Subject to the express provisions of the Plan and to applicable law, the Committee shall have full power and authority to: (i) designate those Eligible Persons who are to be Participants; (ii) determine the type or types of Awards to be granted to each Participant under the Plan; (iii) determine the number of Shares to be covered by (or with respect to which payments, rights or other matters are to be calculated in connection with) each Award; (iv) determine the terms and conditions of any Award or Award Agreement; (v) amend the terms and conditions of any Award or Award Agreement and accelerate the exercisability of Options or the lapse of restrictions relating to Restricted Stock, Restricted Stock Units or other Awards; (vi) determine whether, to what extent and under what circumstances Awards may be exercised in cash, Shares, other securities, other Awards or other property, or canceled, forfeited or suspended; (vii) determine whether, to what extent and under what circumstances cash, Shares, promissory notes, other securities, other Awards, other property and other amounts payable with respect to an Award under the Plan shall be deferred either automatically or at the election of the holder thereof or the Committee; (viii) interpret and administer the Plan and any instrument or agreement, including an Award Agreement, relating to the Plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (x) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan. Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon any Participant, any holder or beneficiary of any Award and any employee of the Company or any Affiliate.

(b) Delegation. The Committee may delegate its powers and duties under the Plan to one or more Directors or a committee of Directors, subject to such terms, conditions and limitations as the Committee may establish in its sole discretion.

(c) Power and Authority of the Board of Directors. Notwithstanding anything to the contrary contained herein, the Board may, at any time and from time to time, without any further action of the Committee, exercise the powers and duties of the Committee under the Plan.

SECTION  4.  SHARES  AVAILABLE  FOR  AWARDS.

(a) Shares Available. Subject to adjustment as provided in Section 4(c) of the Plan, the aggregate number of Shares that may be issued under all Awards under the Plan shall be 500,000. Shares to be issued under the Plan may be either authorized but unissued Shares or Shares acquired in the open market or otherwise. Any Shares that are used by a Participant as full or partial payment to the Company of the purchase price relating to an Award, or in connection with the satisfaction of tax obligations relating to an Award, shall again be available for granting Awards (other than Incentive Stock Options) under the Plan. In addition, if any Shares covered by an Award or to which an Award relates are not purchased or are forfeited, or if an Award otherwise terminates without delivery of any Shares, then the number of Shares counted against the aggregate number of Shares available under the Plan with respect to such Award, to the extent of any such forfeiture or termination, shall again be available for granting Awards under the Plan.

(b) Accounting for Awards. For purposes of this Section 4, if an Award entitles the holder thereof to receive or purchase Shares, the number of Shares covered by such Award or to which such Award relates shall be counted on the date of grant of such Award against the aggregate number of Shares available for granting Awards under the Plan.

(c) Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Shares or other securities of the Company, issuance of warrants or other rights to purchase Shares or other securities of the Company or other similar corporate transaction or event affects the Shares such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (i) the number and type of Shares (or other securities or other property) that thereafter may be made the subject of Awards, (ii) the number and type of Shares (or other securities or other property) subject to outstanding Awards and (iii) the purchase or exercise price with respect to any Award; provided, however, that the number of Shares covered by any Award or to which such Award relates shall always be a whole number.

(d) Award Limitations Under the Plan. No Eligible Person may be granted any Award or Awards under the Plan, the value of which Award or Awards is based solely on an increase in the value of the Shares after the date of grant of such Award or Awards, for more than 100,000 Shares (subject to adjustment as provided for in Section 4(c) of the Plan), in the aggregate in any calendar year. The foregoing annual limitation specifically includes the grant of any Award or Awards representing "qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

SECTION  5.  ELIGIBILITY.

Any Eligible Person shall be eligible to be designated a Participant. An Incentive Stock Option may only be granted to full or part-time employees (which term as used herein includes, without limitation, officers and Directors who are also employees), and an Incentive Stock Option shall not be granted to an employee of an Affiliate unless such Affiliate is also a "subsidiary corporation" of the Company within the meaning of Section 424(f) of the Code or any successor provision.

SECTION  6.  AWARDS.

(a) Options. The Committee is hereby authorized to grant Options to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

     (i) Exercise Price. The purchase price per Share purchasable under an Option shall be determined by the Committee; provided, however, that such purchase price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of such Option.

     (ii) Option Term. The term of each Option shall be fixed by the Committee but no Option shall be exercisable more than ten years after the grant date.

     (iii) Time and Method of Exercise. The Committee shall determine the time or times at which an Option may be exercised in whole or in part and the method or methods by which, and the form or forms (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property, or any combination thereof, having a Fair Market Value on the exercise date equal to the relevant exercise price) in which, payment of the exercise price with respect thereto may be made or deemed to have been made.

     (iv) Reload Options. The Committee is hereby authorized to grant Reload Options, separately or together with another Option, pursuant to which, subject to the terms and conditions established by the Committee, the Participant will be granted a new Option (the Reload Option) when payment of all or a portion of the exercise price of a previously granted option is made by the delivery of Shares owned by the Participant, and/or when Shares are tendered or withheld as payment of all or a portion of the amount to be withheld under applicable income tax laws in connection with the exercise of an option. The Reload Option will be an Option to purchase that number of Shares not exceeding the sum of (A) the number of Shares used for payment of the exercise price of the previously granted option to which such Reload Option relates and (B) the number of Shares tendered or withheld as payment of the amount to be withheld under applicable tax laws in connection with the exercise of the option to which such Reload Option relates. Reload Options may be granted with respect to Options previously granted under the Plan or with respect to options under any other stock option plan of the Company or may be granted in connection with any Option granted under the Plan or under any other stock option plan of the Company at the time of such grant. Such Reload Options shall have a per share exercise price equal to the Fair Market Value of one Share as of the date of grant of the new Reload Option.

(b) Stock Appreciation Rights. The Committee is hereby authorized to grant Stock Appreciation Rights to Participants subject to the terms of the Plan and any applicable Award Agreement. A Stock Appreciation Right granted under the Plan shall confer on the holder thereof a right to receive upon exercise thereof the excess of (i) the Fair Market Value of one Share on the date of exercise (or, if the Committee shall determine, at any time during a specified period before or after the date of exercise) over (ii) the grant price of the Stock Appreciation Right as specified by the Committee, which price shall not be less than 100% of the Fair Market Value of one Share on the date of grant of the Stock Appreciation Right. Subject to the terms of the Plan and any applicable Award Agreement, the grant price, term, methods of exercise, dates of exercise, methods of settlement and any other terms and conditions of any Stock Appreciation Right shall be as determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any Stock Appreciation Right as it may deem appropriate.

(c) Restricted Stock and Restricted Stock Units. The Committee is hereby authorized to grant Restricted Stock and Restricted Stock Units to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

     (i) Restrictions. Shares of Restricted Stock and Restricted Stock Units shall be subject to such restrictions as the Committee may impose (including, without limitation, a waiver by the Participant of the right to vote or to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate.

     (ii) Stock Certificates. Any Restricted Stock granted under the Plan shall be registered in the name of the Participant and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to such Restricted Stock. In the case of Restricted Stock Units, no Shares shall be issued at the time such Awards are granted.

     (iii) Forfeiture. Except as otherwise determined by the Committee, upon termination of employment (as determined under criteria established by the Committee) during the applicable restriction period, all Shares of Restricted Stock and all Restricted Stock Units at such time subject to restriction shall be forfeited and reacquired by the Company; provided, however, that the Committee may waive in whole or in part any or all remaining restrictions with respect to Shares of Restricted Stock or Restricted Stock Units. Upon the lapse or waiver of restrictions and the restricted period relating to Restricted Stock Units evidencing the right to receive Shares, such Shares shall be issued and delivered to the holders of the Restricted Stock Units.

(d) Performance Awards. The Committee is hereby authorized to grant Performance Awards to Participants subject to the terms of the Plan and any applicable Award Agreement. A Performance Award granted under the Plan (i) may be denominated or payable in cash, Shares (including, without limitation, Restricted Stock and Restricted Stock Units), other securities, other Awards or other property and (ii) shall confer on the holder thereof the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the Plan and any applicable Award Agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted, the amount of any payment or transfer to be made pursuant to any Performance Award and any other terms and conditions of any Performance Award shall be determined by the Committee.

(e) Other Stock Grants. The Committee is hereby authorized, subject to the terms of the Plan and any applicable Award Agreement, to grant to Participants Shares without restrictions thereon as are deemed by the Committee to be consistent with the purpose of the Plan.

(f) Other Stock-Based Awards. The Committee is hereby authorized to grant to Participants subject to the terms of the Plan and any applicable Award Agreement, such other Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, Shares (including, without limitation, securities convertible into Shares), as are deemed by the Committee to be consistent with the purpose of the Plan. Shares or other securities delivered pursuant to a purchase right granted under this
Section 6(f) shall be purchased for such consideration, which may be paid by such method or methods and in form or forms (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof), as the Committee shall determine, the value of which consideration, as established by the Committee, shall not be less than 100% of the Fair Market Value of such Shares or other securities as of the date such purchase right is granted.

(g)       General.

     (i) No Cash Consideration for Awards. Awards shall be granted for no cash consideration or for such minimal cash consideration as may be required by applicable law.

     (ii) Awards May Be Granted Separately or Together. Awards may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other Award or any award granted under any plan of the Company or any Affiliate other than the Plan. Awards granted in addition to or in tandem with other Awards or in addition to or in tandem with awards granted under any such other plan of the Company or any Affiliate may be granted either at the same time as or at a different time from the grant of such other Awards or awards.

     (iii) Forms of Payment under Awards. Subject to the terms of the Plan and of any applicable Award Agreement, payments or transfers to be made by the Company or an Affiliate upon the grant, exercise or payment of an Award may be made in such form or forms as the Committee shall determine (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof), and may be made in a single payment or transfer, in installments or on a deferred basis, in each case in accordance with rules and procedures established by the Committee. Such rules and procedures may include, without limitation, provisions for the payment or crediting of reasonable interest on installment or deferred payments or the grant or crediting of dividend equivalents with respect to installment or deferred payments.

     (iv) Limits on Transfer of Awards. No Award (other than Other Stock Grants) and no right under any such Award shall be transferable by a Participant otherwise than by will or by the laws of descent and distribution; provided, however, that, if so determined by the Committee, a Participant may, in the manner established by the Committee, transfer Options (other than Incentive Stock Options) or designate a beneficiary or beneficiaries to exercise the rights of the Participant and receive any property distributable with respect to any Award upon the death of the Participant. Each Award or right under any Award shall be exercisable during the Participant's lifetime only by the Participant or, if permissible under applicable law, by the Participant's guardian or legal representative. No Award or right under any such Award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Company or any Affiliate.

     (v) Term of Awards. The term of each Award shall be for such period as may be determined by the Committee, but in no event more than ten years.

     (vi) Restrictions; Securities Exchange Listing. All Shares or other securities delivered under the Plan pursuant to any Award or the exercise thereof shall be subject to such restrictions as the Committee may deem advisable under the Plan, applicable federal or state securities laws and regulatory requirements, and the Committee may cause appropriate entries to be made or legends to be affixed to reflect such restrictions. If any securities of the Company are traded on a securities exchange, the Company shall not be required to deliver any Shares or other securities covered by an Award unless and until such Shares or other securities have been admitted for trading on such securities exchange.

SECTION  7.  CHANGE  IN  CONTROL  PROVISIONS.

(a) Impact of Event. Notwithstanding any other provision of the Plan to the contrary, in the event of a Change in Control:

All Options and Stock Appreciation Rights outstanding as of the date such Change in Control occurs shall become fully vested and exercisable.

The restrictions and other conditions applicable to any Restricted Stock, Restricted Stock Unit, Other Stock Grant or Other Stock-Based Awards, including vesting requirements, shall lapse, and such Awards shall become free of all restrictions and fully vested.

The value of all outstanding Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Grants and Other Stock-Based Awards shall, unless otherwise determined by the Committee at or after grant, be cashed out on the basis of the "Change in Control Price," as defined in Section 7(c), as of the date such Change in Control occurs or such other date as the Committee may determine prior to the Change in Control.

Any Performance Award that has been earned but not paid shall become immediately payable in cash.

(b) Definition of Change in Control. A "Change in Control" means the happening of any of the following events:

     if (A) any "person" (as such term is used in sections 13(d) and 14(d) of the Exchange Act other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities (a "20% Holder"); or (B) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board and any new Director (other than a Director designated by a person who has entered into an agreement with the Company to effect a transaction described in clauses (A) or (C) of this subsection) whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least three-fourths (3/4) of the Directors then still in office who either were Directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Directors of the Company; or (C) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets; provided, however, that a Change of Control shall not be deemed to have occurred under clauses (A) or (C) above if a majority of the Continuing Directors (as defined below) determine within five business days after the occurrence of any event specified in clauses (A) or (C) above that control of the Company has not in fact changed and it is reasonably expected that such control of the Company in fact will not change. Notwithstanding that, in the case of clause (A) above, the Board shall have made a determination of the nature described in the preceding sentence, if there shall thereafter occur any material change in facts involving, or relating to, the 20% Holder or to the 20% Holder's relationship to the Company, including, without limitation, the acquisition by the 20% Holder of l% or more additional outstanding voting stock of the Company, the occurrence of such material change in facts shall result in a new Change of Control for the purpose of this Plan . In such event, the second immediately preceding sentence hereof shall be effective. As used herein, the term "Continuing Director" shall mean any member of the Board on the date of the adoption of this Plan and any successor of a Continuing Director who is recommended to succeed the Continuing Director by a majority of Continuing Directors

(c) Change in Control Price. "Change in Control Price" means the highest price per share paid in any transaction reported on the New York Stock Exchange-Composite Transactions or paid or offered in any bona fide transaction related to a change in control of the Company at any time during the preceding 60-day period as determined by the Committee, except that, in the case of Incentive Stock Options, such price shall be based only on transactions reported for the date on which such Incentive Stock Options are cashed out.

Notwithstanding any other provision of the Plan, upon a Change in Control, unless the Committee shall determine otherwise at grant, an Award recipient shall have the right, by giving notice to the Company within the exercise period, to elect to surrender all or part of the Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Other Stock Grant or Other Stock-Based Award to the Company and to receive in cash, within 30 days of such notice, an amount equal to the amount by which the "Change in Control Price" on the date of such notice shall exceed the exercise or grant price under such Award, multiplied by the number of Shares as to which the right granted under this Section 7 shall have been exercised.

SECTION  8.  AMENDMENT  AND  TERMINATION;  ADJUSTMENTS.

(a) Amendments to the Plan. The Board may amend, alter, suspend, discontinue or terminate the Plan at any time; provided, however, that, notwithstanding any other provision of the Plan or any Award Agreement, without the approval of the shareholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval:

(i) would violate the rules or regulations of the New York Stock Exchange or any securities exchange upon which the Shares are listed;
(ii) would cause the Company to be unable, under the Code, to grant Incentive Stock Options under the Plan; or
(iii) would decrease the grant or exercise price of any Option, Stock Appreciation Right, Other Stock Grant or Other Stock Based Award to less than the Fair Market Value on the date of grant.

(b) Amendments to Awards. The Committee may waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively. Except as otherwise provided herein or in the Award Agreement, the Committee may not amend, alter, suspend, discontinue or terminate any outstanding Award, prospectively or retroactively, if such action would adversely affect the rights of the holder of such Award, without the consent of the Participant or holder or beneficiary thereof.

(c) Correction of Defects, Omissions and Inconsistencies. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Award in the manner and to the extent it shall deem desirable to carry the Plan into effect.

SECTION  9.  INCOME  TAX  WITHHOLDING;  TAX  BONUSES.

(a) Withholding. In order to comply with all applicable federal or state income tax laws or regulations, the Company may take such action as it deems appropriate to ensure that all applicable federal or state payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant. In order to assist a Participant in paying all or a portion of the federal and state taxes required to be withheld or collected upon exercise or receipt of (or the lapse of restrictions relating to) an Award, the Committee, in its discretion and subject to such additional terms and conditions as it may adopt, may permit the Participant to satisfy such required tax obligation by (i) electing to have the Company withhold a portion of the Shares otherwise to be delivered upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes or (ii) delivering to the Company Shares other than Shares issuable upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes. The election, if any, must be made on or before the date that the amount of tax to be withheld is determined.

(b) Tax Bonuses. The Committee, in its discretion, shall have the authority, at the time of grant of any Award under this Plan or at any time thereafter, to approve cash bonuses to designated Participants to be paid upon their exercise or receipt of (or the lapse of restrictions relating to) Awards in order to provide funds to pay all or a portion of federal and state taxes due as a result of such exercise or receipt (or the lapse of such restrictions). The Committee shall have full authority in its discretion to determine the amount of any such tax bonus.

SECTION  10.  GENERAL  PROVISIONS.

(a) No Rights to Awards. No Eligible Person, Participant or other Person shall have any claim to be granted any Award under the Plan, and there is no obligation for uniformity of treatment of Eligible Persons, Participants or holders or beneficiaries of Awards under the Plan. The terms and conditions of Awards need not be the same with respect to any Participant or with respect to different Participants.

(b) Award Agreements. No Participant will have rights under an Award granted to such Participant unless and until an Award Agreement shall have been duly executed on behalf of the Company and, if requested by the Company, signed by the Participant.

(c) No Limit on Other Compensation Arrangements. Nothing contained in the Plan shall prevent the Company or any Affiliate from adopting or continuing in effect other or additional compensation arrangements, and such arrangements may be either generally applicable or applicable only in specific cases.

(d) No Right to Employment. The grant of an Award shall not be construed as giving a Participant the right to be retained in the employ of the Company or any Affiliate, nor will it affect in any way the right of the Company or an Affiliate to terminate such employment at any time, with or without cause. In addition, the Company or an Affiliate may at any time dismiss a Participant from employment free from any liability or any claim under the Plan or any Award, unless otherwise expressly provided in the Plan or in any Award Agreement.

(e) Governing Law. The validity, construction and effect of the Plan or any Award, and any rules and regulations relating to the Plan or any Award, shall be determined in accordance with the laws of the State of Vermont.

(f) Severability. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal or unenforceable in any jurisdiction or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be so construed or deemed amended without, in the determination of the Committee, materially altering the purpose or intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction or Award, and the remainder of the Plan or any such Award shall remain in full force and effect.

(g) No Trust or Fund Created. Neither the Plan nor any Award shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company or any Affiliate and a Participant or any other Person. To the extent that any Person acquires a right to receive payments from the Company or any Affiliate pursuant to an Award, such right shall be no greater than the right of any unsecured general creditor of the Company or any Affiliate.

(h) No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award, and the Committee shall determine whether cash shall be paid in lieu of any fractional Shares or whether such fractional Shares or any rights thereto shall be canceled, terminated or otherwise eliminated.

(i) Headings. Headings are given to the Sections and subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

SECTION  11.  EFFECTIVE  DATE  OF  THE  PLAN.

The Plan was approved by the Board on February 7, 2000, subject to approval by the shareholders of the Company and the Vermont Public Service Board within twelve (12) months theretofore. Any Award granted under the Plan prior to shareholder and Vermont Public Service Board approval of the Plan shall be subject to shareholder and Vermont Public Service Board approval of the Plan.

SECTION  12.  TERM  OF  THE  PLAN.

No Award shall be granted under the Plan after February 7, 2005 or any earlier date of discontinuation or termination established pursuant to Section 7(a) of the Plan. However, unless otherwise expressly provided in the Plan or in an applicable Award Agreement, any Award theretofore granted may extend beyond such date.


OCTOBER  31,  2001          PAGE  138

138

                                              SEC 2001 FORM 10-K EXHIBIT 10-D-31




          PERSONAL  AND  CONFIDENTIAL
          October  31,  2001




Nancy  Rowden  Brock
Chief  Financial  Officer
Green  Mountain  Power  Corporation
P.O.  Box  850
South  Burlington,  VT  05402-0850
Dear  Ms.  Brock:
     Green Mountain Power Corporation (the "Company") considers it essential to the best interests of its shareholders to foster the continuous employment of key management personnel. In addition, the Board of Directors of the Company (the "Board") recognizes that the possibility of a change of control of the Company may exist and the uncertainty and questions which it may raise among management may result in the distraction or departure of management personnel to the detriment of the Company and its shareholders.
The Board had determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including yourself, to their assigned duties without distraction in the face of the possibility of a change in control of the Company. In this connection, the Company had previously entered into a letter agreement with you dated December 6, 1998 which was initially effective December 6 , 1998 through December 31, 1998 (the "Agreement"). Commencing January 1, 1999 and each January 1 thereafter, the Agreement is automatically extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given you notice that it did not wish to extend the Agreement. The Agreement includes a provision allowing the Executive to terminate employment for good reason if the Executive tenders his or her resignation during the thirty days immediately following the first twelve months after a Change of Control (as defined by the Agreement). Upon such resignation, the Executive shall receive the benefits set forth in the Agreement.
A  Change  of  Control  occurs  on the first to occur of the events described in
Section 4(i) of the Agreement. One such event is approval by the shareholders of a merger or consolidation of the Company with any other corporation. Given the possibility that shareholder approval could occur well in advance of an actual merger (as a result of the necessity of obtaining regulatory approval or otherwise), the Board has determined that it is in the best interests of the Company and the Executive to amend the Agreement to instead provide that the Executive may terminate employment for good reason during the thirty days immediately following the first twelve months after the merger has taken place. The Executive then has an opportunity to experience employment at the successor corporation for twelve months before he or she must make the election permitted under the Agreement.
In accordance with the provisions of Section 10 of the Agreement, Section 5(iii)(J) of the Agreement is hereby modified to provide good reason for termination by the Executive as follows:
"your resignation, if tendered during the thirty days immediately following the first twelve months after Change of Control, provided however, that, if the Change in Control occurs pursuant to Section 4(i)(C), your resignation must be tendered during the thirty days immediately following the first twelve months after the date the Company merges or consolidates with the corporation approved by the shareholders pursuant to Section 4(i)(C) of the Agreement."
     Except as modified herein, all other terms of the Agreement shall remain in full force and effect. This letter is submitted in duplicate. If it sets forth our agreement on the subject matter hereof, kindly sign both copies and return one copy to me. These letters will then constitute our agreement on this subject.

          By:     /s/  Thomas  P.  Salmon
                  -----------------------
          Thomas  P.  Salmon,  Chairman
     Board  of  Directors
          Green  Mountain  Power  Corporation




Agreed  to  this  31st  day  of  October,  2001.
/s/  Nancy  Rowden  Brock
-------------------------
Nancy  Rowden  Brock
Chief  Financial  Officer
Green  Mountain  Power  Corporation



OCTOBER  31,  2001          PAGE  139

139

                                              SEC 2001 FORM 10-K EXHIBIT 10-D-32




          PERSONAL  AND  CONFIDENTIAL
          October  31,  2001




Christopher  L.  Dutton
President  &  Chief  Executive  Officer
Green  Mountain  Power  Corporation
P.O.  Box  850
South  Burlington,  VT  05402-0850
Dear  Mr.  Dutton:
     Green Mountain Power Corporation (the "Company") considers it essential to the best interests of its shareholders to foster the continuous employment of key management personnel. In addition, the Board of Directors of the Company (the "Board") recognizes that the possibility of a change of control of the Company may exist and the uncertainty and questions which it may raise among management may result in the distraction or departure of management personnel to the detriment of the Company and its shareholders.
The Board had determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including yourself, to their assigned duties without distraction in the face of the possibility of a change in control of the Company. In this connection, the Company had previously entered into a letter agreement with you dated December 6, 1998 which was initially effective December 6 , 1998 through December 31, 1998 (the "Agreement"). Commencing January 1, 1999 and each January 1 thereafter, the Agreement is automatically extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given you notice that it did not wish to extend the Agreement. The Agreement includes a provision allowing the Executive to terminate employment for good reason if the Executive tenders his or her resignation during the thirty days immediately following the first twelve months after a Change of Control (as defined by the Agreement). Upon such resignation, the Executive shall receive the benefits set forth in the Agreement.
A  Change  of  Control  occurs  on the first to occur of the events described in
Section 4(i) of the Agreement. One such event is approval by the shareholders of a merger or consolidation of the Company with any other corporation. Given the possibility that shareholder approval could occur well in advance of an actual merger (as a result of the necessity of obtaining regulatory approval or otherwise), the Board has determined that it is in the best interests of the Company and the Executive to amend the Agreement to instead provide that the Executive may terminate employment for good reason during the thirty days immediately following the first twelve months after the merger has taken place. The Executive then has an opportunity to experience employment at the successor corporation for twelve months before he or she must make the election permitted under the Agreement.
In accordance with the provisions of Section 10 of the Agreement, Section 5(iii)(J) of the Agreement is hereby modified to provide good reason for termination by the Executive as follows:
"your resignation, if tendered during the thirty days immediately following the first twelve months after Change of Control, provided however, that, if the Change in Control occurs pursuant to Section 4(i)(C), your resignation must be tendered during the thirty days immediately following the first twelve months after the date the Company merges or consolidates with the corporation approved by the shareholders pursuant to Section 4(i)(C) of the Agreement."
     Except as modified herein, all other terms of the Agreement shall remain in full force and effect. This letter is submitted in duplicate. If it sets forth our agreement on the subject matter hereof, kindly sign both copies and return one copy to me. These letters will then constitute our agreement on this subject.

          By:     /s/Thomas  P.  Salmon
                  ---------------------
          Thomas  P.  Salmon,  Chairman
     Board  of  Directors
          Green  Mountain  Power  Corporation




Agreed  to  this  31st  day  of  October,  2001.
/s/  Christopher  L.  Dutton
----------------------------
Christopher  L.  Dutton
President  and  Chief  Executive  Officer
Green  Mountain  Power  Corporation

OCTOBER  31,  2001          PAGE  142

142

                                              SEC 2001 FORM 10-K EXHIBIT 10-D-33





          PERSONAL  AND  CONFIDENTIAL
          October  31,  2001




Robert  J.  Griffin
Controller
Green  Mountain  Power  Corporation
P.O.  Box  850
South  Burlington,  VT  05402-0850
Dear  Mr.  Griffin:
     Green Mountain Power Corporation (the "Company") considers it essential to the best interests of its shareholders to foster the continuous employment of key management personnel. In addition, the Board of Directors of the Company (the "Board") recognizes that the possibility of a change of control of the Company may exist and the uncertainty and questions which it may raise among management may result in the distraction or departure of management personnel to the detriment of the Company and its shareholders.
The Board had determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including yourself, to their assigned duties without distraction in the face of the possibility of a change in control of the Company. In this connection, the Company had previously entered into a letter agreement with you dated December 6, 1998 which was initially effective December 6 , 1998 through December 31, 1998 (the "Agreement"). Commencing January 1, 1999 and each January 1 thereafter, the Agreement is automatically extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given you notice that it did not wish to extend the Agreement. The Agreement includes a provision allowing the Executive to terminate employment for good reason if the Executive tenders his or her resignation during the thirty days immediately following the first twelve months after a Change of Control (as defined by the Agreement). Upon such resignation, the Executive shall receive the benefits set forth in the Agreement.
A  Change  of  Control  occurs  on the first to occur of the events described in
Section 4(i) of the Agreement. One such event is approval by the shareholders of a merger or consolidation of the Company with any other corporation. Given the possibility that shareholder approval could occur well in advance of an actual merger (as a result of the necessity of obtaining regulatory approval or otherwise), the Board has determined that it is in the best interests of the Company and the Executive to amend the Agreement to instead provide that the Executive may terminate employment for good reason during the thirty days immediately following the first twelve months after the merger has taken place. The Executive then has an opportunity to experience employment at the successor corporation for twelve months before he or she must make the election permitted under the Agreement.
In accordance with the provisions of Section 10 of the Agreement, Section 5(iii)(J) of the Agreement is hereby modified to provide good reason for termination by the Executive as follows:
"your resignation, if tendered during the thirty days immediately following the first twelve months after Change of Control, provided however, that, if the Change in Control occurs pursuant to Section 4(i)(C), your resignation must be tendered during the thirty days immediately following the first twelve months after the date the Company merges or consolidates with the corporation approved by the shareholders pursuant to Section 4(i)(C) of the Agreement."
     Except as modified herein, all other terms of the Agreement shall remain in full force and effect. This letter is submitted in duplicate. If it sets forth our agreement on the subject matter hereof, kindly sign both copies and return one copy to me. These letters will then constitute our agreement on this subject.

          By:     /s/  Thomas  P.  Salmon
                  -----------------------
          Thomas  P.  Salmon,  Chairman
     Board  of  Directors
          Green  Mountain  Power  Corporation




Agreed  to  this  31st  day  of  October,  2001.
/s/  Robert  J.  Griffin
------------------------
Robert  J.  Griffin
Controller
Green  Mountain  Power  Corporation



OCTOBER  31,  2001          PAGE  142

142


                                              SEC 2001 FORM 10-K EXHIBIT 10-D-34




          PERSONAL  AND  CONFIDENTIAL
          October  31,  2001




Walter  S.  Oakes
VP  -  Field  Operations
Green  Mountain  Power  Corporation
P.O.  Box  850
South  Burlington,  VT  05402-0850
Dear  Mr.  Oakes:
     Green Mountain Power Corporation (the "Company") considers it essential to the best interests of its shareholders to foster the continuous employment of key management personnel. In addition, the Board of Directors of the Company (the "Board") recognizes that the possibility of a change of control of the Company may exist and the uncertainty and questions which it may raise among management may result in the distraction or departure of management personnel to the detriment of the Company and its shareholders.
The Board had determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including yourself, to their assigned duties without distraction in the face of the possibility of a change in control of the Company. In this connection, the Company had previously entered into a letter agreement with you dated December 6, 1998 which was initially effective December 6 , 1998 through December 31, 1998 (the "Agreement"). Commencing January 1, 1999 and each January 1 thereafter, the Agreement is automatically extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given you notice that it did not wish to extend the Agreement. The Agreement includes a provision allowing the Executive to terminate employment for good reason if the Executive tenders his or her resignation during the thirty days immediately following the first twelve months after a Change of Control (as defined by the Agreement). Upon such resignation, the Executive shall receive the benefits set forth in the Agreement.
A  Change  of  Control  occurs  on the first to occur of the events described in
Section 4(i) of the Agreement. One such event is approval by the shareholders of a merger or consolidation of the Company with any other corporation. Given the possibility that shareholder approval could occur well in advance of an actual merger (as a result of the necessity of obtaining regulatory approval or otherwise), the Board has determined that it is in the best interests of the Company and the Executive to amend the Agreement to instead provide that the Executive may terminate employment for good reason during the thirty days immediately following the first twelve months after the merger has taken place. The Executive then has an opportunity to experience employment at the successor corporation for twelve months before he or she must make the election permitted under the Agreement.
In accordance with the provisions of Section 10 of the Agreement, Section 5(iii)(J) of the Agreement is hereby modified to provide good reason for termination by the Executive as follows:
"your resignation, if tendered during the thirty days immediately following the first twelve months after Change of Control, provided however, that, if the Change in Control occurs pursuant to Section 4(i)(C), your resignation must be tendered during the thirty days immediately following the first twelve months after the date the Company merges or consolidates with the corporation approved by the shareholders pursuant to Section 4(i)(C) of the Agreement."
     Except as modified herein, all other terms of the Agreement shall remain in full force and effect. This letter is submitted in duplicate. If it sets forth our agreement on the subject matter hereof, kindly sign both copies and return one copy to me. These letters will then constitute our agreement on this subject.

          By:     /s/  Thomas  P.  Salmon
                  -----------------------
          Thomas  P.  Salmon,  Chairman
     Board  of  Directors
          Green  Mountain  Power  Corporation




Agreed  to  this  31st  day  of  October,  2001.
/s/  Walter  S.  Oakes
----------------------
Walter  S.  Oakes
VP  -  Field  Operations
Green  Mountain  Power  Corporation


OCTOBER  31,  2001          PAGE  146

146

                                              SEC 2001 FORM 10-K EXHIBIT 10-D-35


                    PERSONAL  AND  CONFIDENTIAL
          October  31,  2001
Mary  G.  Powell
Chief  Operating  Officer
Green  Mountain  Power  Corporation
P.O.  Box  850
South  Burlington,  VT  05402-0850
Dear  Ms.  Powell:
     Green Mountain Power Corporation (the "Company") considers it essential to the best interests of its shareholders to foster the continuous employment of key management personnel. In addition, the Board of Directors of the Company (the "Board") recognizes that the possibility of a change of control of the Company may exist and the uncertainty and questions which it may raise among management may result in the distraction or departure of management personnel to the detriment of the Company and its shareholders.
The Board had determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including yourself, to their assigned duties without distraction in the face of the possibility of a change in control of the Company. In this connection, the Company had previously entered into a letter agreement with you dated December 6, 1998 which was initially effective December 6 , 1998 through December 31, 1998 (the "Agreement"). Commencing January 1, 1999 and each January 1 thereafter, the Agreement is automatically extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given you notice that it did not wish to extend the Agreement. The Agreement includes a provision allowing the Executive to terminate employment for good reason if the Executive tenders his or her resignation during the thirty days immediately following the first twelve months after a Change of Control (as defined by the Agreement). Upon such resignation, the Executive shall receive the benefits set forth in the Agreement.
A  Change  of  Control  occurs  on the first to occur of the events described in
Section 4(i) of the Agreement. One such event is approval by the shareholders of a merger or consolidation of the Company with any other corporation. Given the possibility that shareholder approval could occur well in advance of an actual merger (as a result of the necessity of obtaining regulatory approval or otherwise), the Board has determined that it is in the best interests of the Company and the Executive to amend the Agreement to instead provide that the Executive may terminate employment for good reason during the thirty days immediately following the first twelve months after the merger has taken place. The Executive then has an opportunity to experience employment at the successor corporation for twelve months before he or she must make the election permitted under the Agreement.
In accordance with the provisions of Section 10 of the Agreement, Section 5(iii)(J) of the Agreement is hereby modified to provide good reason for termination by the Executive as follows:
"your resignation, if tendered during the thirty days immediately following the first twelve months after Change of Control, provided however, that, if the Change in Control occurs pursuant to Section 4(i)(C), your resignation must be tendered during the thirty days immediately following the first twelve months after the date the Company merges or consolidates with the corporation approved by the shareholders pursuant to Section 4(i)(C) of the Agreement."
     Except as modified herein, all other terms of the Agreement shall remain in full force and effect. This letter is submitted in duplicate. If it sets forth our agreement on the subject matter hereof, kindly sign both copies and return one copy to me. These letters will then constitute our agreement on this subject.

          By:     /s/  Thomas  P.  Salmon
                  -----------------------
          Thomas  P.  Salmon,  Chairman
     Board  of  Directors
          Green  Mountain  Power  Corporation




Agreed  to  this  31st  day  of  October,  2001.
/s/  Mary  G.  Powell
---------------------
Mary  G.  Powell
Senior  Vice  President-Chief  Operating  Officer
Green  Mountain  Power  Corporation


OCTOBER  31,  2001          PAGE  147

147

                                              SEC 2001 FORM 10-K EXHIBIT 10-D-36





          PERSONAL  AND  CONFIDENTIAL
          October  31,  2001




Stephen  C.  Terry
Sr.  VP  -  Corporate  &  Legal  Affairs
Green  Mountain  Power  Corporation
P.O.  Box  850
South  Burlington,  VT  05402-0850
Dear  Mr.  Terry:
     Green Mountain Power Corporation (the "Company") considers it essential to the best interests of its shareholders to foster the continuous employment of key management personnel. In addition, the Board of Directors of the Company (the "Board") recognizes that the possibility of a change of control of the Company may exist and the uncertainty and questions which it may raise among management may result in the distraction or departure of management personnel to the detriment of the Company and its shareholders.
The Board had determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including yourself, to their assigned duties without distraction in the face of the possibility of a change in control of the Company. In this connection, the Company had previously entered into a letter agreement with you dated December 6, 1998 which was initially effective December 6 , 1998 through December 31, 1998 (the "Agreement"). Commencing January 1, 1999 and each January 1 thereafter, the Agreement is automatically extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given you notice that it did not wish to extend the Agreement. The Agreement includes a provision allowing the Executive to terminate employment for good reason if the Executive tenders his or her resignation during the thirty days immediately following the first twelve months after a Change of Control (as defined by the Agreement). Upon such resignation, the Executive shall receive the benefits set forth in the Agreement.
A  Change  of  Control  occurs  on the first to occur of the events described in
Section 4(i) of the Agreement. One such event is approval by the shareholders of a merger or consolidation of the Company with any other corporation. Given the possibility that shareholder approval could occur well in advance of an actual merger (as a result of the necessity of obtaining regulatory approval or otherwise), the Board has determined that it is in the best interests of the Company and the Executive to amend the Agreement to instead provide that the Executive may terminate employment for good reason during the thirty days immediately following the first twelve months after the merger has taken place. The Executive then has an opportunity to experience employment at the successor corporation for twelve months before he or she must make the election permitted under the Agreement.
In accordance with the provisions of Section 10 of the Agreement, Section 5(iii)(J) of the Agreement is hereby modified to provide good reason for termination by the Executive as follows:
"your resignation, if tendered during the thirty days immediately following the first twelve months after Change of Control, provided however, that, if the Change in Control occurs pursuant to Section 4(i)(C), your resignation must be tendered during the thirty days immediately following the first twelve months after the date the Company merges or consolidates with the corporation approved by the shareholders pursuant to Section 4(i)(C) of the Agreement."
     Except as modified herein, all other terms of the Agreement shall remain in full force and effect. This letter is submitted in duplicate. If it sets forth our agreement on the subject matter hereof, kindly sign both copies and return one copy to me. These letters will then constitute our agreement on this subject.

          By:     /s/  Thomas  P.  Salmon
                  -----------------------
          Thomas  P.  Salmon,  Chairman
     Board  of  Directors
          Green  Mountain  Power  Corporation




Agreed  to  this  31st  day  of  October,  2001.
/s/  Stephen  C.  Terry
-----------------------
Stephen  C.  Terry
Sr.  VP  -  Corporate  &  Legal  Affairs
Green  Mountain  Power  Corporation



                                   SEC  2001  FORM  10-K  EXHIBIT  23-A-1

CONSENT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports dated March 12, 2002 included in this Form 10-K into the company's previously filed registration statements, File Nos. 333-38722, 333-39822 and 333-42356.




/s/  Arthur  Andersen  LLP
Boston,  Massachusetts
March  19,  2002

                                                                      EXHIBIT 24

                                POWER OF ATTORNEY
                                -----------------

     We, the undersigned directors of Green Mountain Power Corporation, hereby severally constitute Christopher L. Dutton, Mary G. Powell, and Robert J. Griffin, and each of them singly, our true and lawful attorney with full power of substitution, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K of Green Mountain Power Corporation for the fiscal year ended December 31, 2001, and generally to do all such things in our name and behalf in our capacities as directors to enable Green Mountain Power Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, all requirements of the Securities and Exchange Commission, and all requirements of any other applicable law or regulation, hereby ratifying and confirming our signatures as they may be signed by our said attorney, to said Annual Report.

SIGNATURE                     TITLE                       DATE
---------                     -----                       ----

/s/Christopher  L.  Dutton  President  and  Director     March  12,  2002
--------------------------
Christopher  L.  Dutton      (Principal  Executive
                            Officer)

/s/Thomas  P.  Salmon                              March  13,  2002
---------------------
Thomas  P.  Salmon            Chairman  of  the  Board

/s/Nordahl  L.  Brue                         March  12,  2002
--------------------
Nordahl  L.  Brue             Director

/s/William  H.  Bruett                         March  18,  2002
----------------------
William  H.  Bruett           Director

/s/Merrill  O.  Burns                         March  13,  2002
---------------------
Merrill  O.  Burns            Director

/s/Lorraine  E.  Chickering                              March  12,  2002
---------------------------
Lorraine  E.  Chickering      Director

/s/John  V.  Cleary                         March  12,  2002
-------------------
John  V.  Cleary              Director

/s/David  R.  Coates                         March  15,  2002
--------------------
David  R.  Coates             Director

/s/Euclid  A.  Irving                         March  18,  2002
---------------------
Euclid  A.  Irving            Director




149

EXHIBIT  99



March  19,  2002

Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.
Washington,  D.C.  20549-0408

Ladies  and  Gentlemen:

This letter is written pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

Green Mountain Power Corporation and subsidiaries has received a representation letter from Arthur Andersen LLP ("Andersen") stating that the audit of the consolidated balance sheets of Green Mountain Power Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 2001, was subject to Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Andersen personnel working on the audit, and availability of national office consultation. Availability of personnel at foreign affiliates of Arthur Andersen was not relevant to this audit.

Very  truly  yours,

/s/     ROBERT  J.  GRIFFIN
        -------------------

Robert  J.  Griffin
Treasurer  and  Controller
Green  Mountain  Power  Corporation  and  subsidiaries


82

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GREEN  MOUNTAIN  POWER  CORPORATION



                                       By:  _/s/  Christopher  L.  Dutton______
                                            -----------------------------------
                                             Christopher  L.  Dutton,  President
                                             and  Chief  Executive  Officer

Date:  March  20,  2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE             TITLE       DATE
-----------------  ----------------   --------


 /s/ Christopher L. Dutton_   President, Chief Executive          March 20, 2002
---------------------------
Christopher  L.  Dutton         Officer,  and  Director


 /s/  Mary G. Powell_______   Chief Operating Officer,            March 20, 2002
---------------------------
   Mary  G.  Powell             Senior  Vice  President

 /s/  Robert  J.  Griffin   Controller,  Treasurer               March  20, 2002
-------------------------
   Robert  J.  Griffin          (Principal  Accounting  Officer)

     *Thomas  P.  Salmon        Chairman  of  the  Board

     *Nordahl  L.  Brue       )

     *William  H.  Bruett      )

     *Merrill  O.  Burns       )

     *David  R.  Coates         )

     *Lorraine  E.  Chickering   )

     *John  V.  Cleary        )
                               Directors
     *Euclid  A.  Irving      )


*By:  _/s/ Christopher L. Dutton                                  March 20, 2002
      --------------------------
     Christopher  L.  Dutton
     (Attorney  -  in  -  Fact)