Form 10-Q
period 2002-03-31
GREEN MOUNTAIN POWER CORP
filed 2002-05-06
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                 --------------
     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
          FOR THE TRANSITION PERIOD FROM  ___________  TO  ___________


                          COMMISSION FILE NUMBER 1-8291
                          -----------------------------


                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           VERMONT     03-0127430
------------------     ----------

(STATE  OR  OTHER  JURISDICTION  OF  INCORPORATION    (I.R.S.  EMPLOYER
IDENTIFICATION  NO.)
OR  ORGANIZATION)
163  ACORN  LANE
      COLCHESTER,  VT           05446
---------------------     -----------
ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES            (ZIP  CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (802) 864-5731
                                                           --------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS  FOR  THE  PAST  90  DAYS.   YES    X    NO
                                               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS  -  COMMON  STOCK       OUTSTANDING  AT  APRIL  29,  2002
---------------------------      ----------------------------------
    $3.33  1/3  PAR  VALUE                          5,708,550

                        GREEN MOUNTAIN POWER CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   AT AND FOR THE THREE MONTHS ENDED MARCH 31,
                                  2002 AND 2001


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

 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                                                        UNAUDITED
                                                                                                        ----------
                                                                                                 THREE  MONTHS  ENDED
                                                                                                          MARCH 31
                                                                                                      2002      2001
                                                                                                    --------  --------
                                                               In thousands, except per share data
 OPERATING REVENUES                                                                                 $68,866   $74,796
                                                                                                    --------  --------
 OPERATING EXPENSES
 Power Supply
  Vermont Yankee Nuclear Power Corporation                                                            8,073     7,835
  Company-owned generation                                                                              962     2,376
  Purchases from others                                                                              38,147    44,225
 Other operating                                                                                      3,507     3,368
 Transmission                                                                                         3,970     3,459
 Maintenance                                                                                          2,215     1,457
 Depreciation and amortization                                                                        3,531     3,689
 Taxes other than income                                                                              1,971     1,988
 Income taxes                                                                                         2,049     1,824
                                                                                                    --------  --------
    Total operating expenses                                                                         64,425    70,221
                                                                                                    --------  --------
 OPERATING INCOME                                                                                     4,441     4,575
                                                                                                    --------  --------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations                                            533       550
 Allowance for equity funds used during construction                                                     72        14
 Other income (deductions), net                                                                         (67)      (27)
                                                                                                    --------  --------
    TOTAL OTHER INCOME (DEDUCTIONS)                                                                     538       537
                                                                                                    --------  --------
 INCOME BEFORE INTEREST CHARGES                                                                       4,979     5,112
                                                                                                    --------  --------
 INTEREST CHARGES
 Long-term debt                                                                                       1,360     1,547
 Other interest                                                                                         213       478
 Allowance for borrowed funds used during construction                                                  (33)      (62)
                                                                                                    --------  --------
    TOTAL INTEREST CHARGES                                                                            1,540     1,963
                                                                                                    --------  --------
 INCOME BEFORE PREFERRED DIVIDENDS AND                                                                3,439     3,149
 DISCONTINUED OPERATIONS
 Preferred stock dividend requirement                                                                    85       235
                                                                                                    --------  --------
 Income from continuing operations                                                                    3,354     2,914
 Net income from discontinued segment
 operations                                                                                               -         -
 Loss on disposal, including provisions for
 operating losses during phaseout period                                                                  -         -
                                                                                                    --------  --------
 NET INCOME APPLICABLE TO COMMON STOCK                                                              $ 3,354   $ 2,914
                                                                                                    ========  ========
 Common stock data
 Basic earnings per share                                                                           $  0.59   $  0.52
 Diluted earnings per share                                                                            0.57      0.51
 Cash dividends declared per share                                                                  $  0.14   $  0.14
 Weighted average common shares outstanding-basic                                                     5,691     5,588
 Weighted average common shares outstanding-diluted                                                   5,870     5,741

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Balance - beginning of period                                                                      $ 8,070   $   493
 Net Income                                                                                           3,439     3,149
 Preferred stock dividend requirement                                                                   (85)     (235)
 Cash Dividends-common stock                                                                           (781)     (768)
                                                                                                    --------  --------
 Balance - end of period                                                                            $10,643   $ 2,639
                                                                                                    ========  ========


 The accompanying notes are an integral part of these consolidated financial statements.



 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             FOR THE THREE MONTHS ENDED
                                                                                                             MARCH 31
                                                                                                          2002         2001
                                                                                                     --------------  --------
OPERATING ACTIVITIES:                                                                                 In thousands
Net income before preferred stock dividend requirement                                               $       3,439   $ 3,149
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                                                3,531     3,689
Dividends from associated companies less equity income                                                         (96)       41
Allowance for funds used during construction                                                                  (105)      (76)
Amortization of purchased power costs                                                                          963     1,015
Deferred income taxes                                                                                         (368)     (173)
Deferred revenues                                                                                           (2,212)    7,218
Deferred purchased power costs                                                                                 725       551
Accrued purchase power contract option call                                                                      -    (1,580)
Environmental and conservation amortization (deferrals), net                                                   (97)     (778)
Changes in:
Accounts receivable                                                                                             24    (2,821)
Accrued utility revenues                                                                                       279       214
Fuel, materials and supplies                                                                                   533       926
Prepayments and other current assets                                                                           276     1,122
Accounts payable                                                                                            (1,058)   (5,138)
Accrued income taxes payable and receivable                                                                  4,798     1,868
Other current liabilities                                                                                       19     1,063
Other                                                                                                          643      (755)
                                                                                                     --------------  --------
    Net cash provided by continuing operations                                                              11,297     9,533
INVESTING ACTIVITIES:
Construction expenditures                                                                                   (3,830)   (2,350)
Investment in nonutility property                                                                              (59)      (46)
                                                                                                     --------------  --------
    Net cash used in investing activities                                                                   (3,889)   (2,397)
                                                                                                     --------------  --------
FINANCING ACTIVITIES:
Redemption of preferred stock                                                                              (11,000)        -
Issuance of common stock                                                                                       215       461
Reduction in long term debt                                                                                 (5,100)        -
Power supply option obligation, net                                                                              -       125
Short-term debt, net                                                                                         6,000    (6,600)
Cash dividends and preferred stock dividend requirement                                                       (867)   (1,003)
                                                                                                     --------------  --------
    Net cash used in financing activities                                                                  (10,753)   (7,017)
                                                                                                     --------------  --------
Net increase(decrease) in cash and cash equivalents                                                         (3,344)      119
Cash and cash equivalents at beginning of period                                                             5,006       341
                                                                                                     --------------  --------
Cash and cash equivalents at end of period                                                           $       1,662   $   460
                                                                                                     ==============  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
 Interest (net of amounts capitalized)                                                               $       1,742   $ 1,354
 Income taxes, net                                                                                             965         -


The accompanying notes are an integral part of these consolidated financial statements.


PART  I,  ITEM  1

GREEN  MOUNTAIN  POWER  CORPORATION
                                           CONSOLIDATED BALANCE SHEETS            UNAUDITED
                                                                                  ---------
                                                                                 AT MARCH 31, DECEMBER 31,
                                                                               2002         2001      2001
                                                                         -------------  --------  --------
      In thousands
ASSETS
UTILITY PLANT
Utility plant, at original cost                                          $     303,700  $291,034  $302,489
Less accumulated depreciation                                                  122,133   111,877   119,054
                                                                         -------------  --------  --------
Net utility plant                                                              181,567   179,157   183,435
Property under capital lease                                                     5,959     6,449     5,959
Construction work in progress                                                    9,851     8,567     7,464
                                                                         -------------  --------  --------
                                               Total utility plant, net        197,377   194,173   196,858
                                                                         -------------  --------  --------
OTHER INVESTMENTS
Associated companies, at equity                                                 14,997    14,332    14,093
Other investments                                                                6,979     6,485     6,852
                                                                         -------------  --------  --------
                                               Total other investments          21,976    20,817    20,945
                                                                         -------------  --------  --------
CURRENT ASSETS
Cash and cash equivalents                                                        1,378       460     5,006
Certficate of deposit, pledged as collateral                                         -    15,681         -
Accounts receivable, customers and others,
less allowance for doubtful accounts
                                               of $613, $613, and $613          17,087    25,186    17,111
Accrued utility revenues                                                         5,585     6,880     5,864
Fuel, materials and supplies, at average cost                                    3,524     3,130     4,058
Prepayments                                                                      1,444     1,375     1,976
Income tax receivable                                                                -         -     1,699
Other                                                                              262       249       469
                                                                         -------------  --------  --------
                                               Total current assets             29,280    52,961    36,183
                                                                         -------------  --------  --------
DEFERRED CHARGES
Demand side management programs                                                  6,841     6,363     6,961
Purchased power costs                                                            1,744    10,175     3,504
Pine Street Barge Canal                                                         12,425    12,370    12,425
Power supply derivative deferral                                                40,776    31,517    37,313
Other                                                                           15,036    15,901    14,870
                                                                         -------------  --------  --------
                                               Total deferred charges           76,822    76,326    75,073
                                                                         -------------  --------  --------
NON-UTILITY
Cash and cash equivalents                                                          284         -         -
Other current assets                                                                 8         8         8
Property and equipment                                                             712       251       250
Other assets                                                                       807       862       817
                                                                         -------------  --------  --------
                                               Total non-utility assets          1,811     1,121     1,075
                                                                         -------------  --------  --------
TOTAL ASSETS                                                             $     327,266  $345,398  $330,134
                                                                         =============  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2002

PART  I-ITEM  1
1.     SIGNIFICANT  ACCOUNTING  POLICIES
     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and include other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 2001 filed on Form 10-K, are adequate to make the information presented not misleading.

The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. In periods prior to April 2001, we charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These were called seasonally differentiated rates. In order to eliminate the impact of the seasonally differentiated rates, we deferred some of the revenues from those four months and recognized them in later periods when we had lower revenues or higher costs. By deferring certain revenues we were able to better match our revenues to our costs. On March 31, 2002 and 2001, there was deferred revenue of $6.3 million and $7.2 million, respectively. These deferred revenues were collected in prior periods. Seasonal rates were eliminated in April 2001, and generated approximately $8.5 million in additional cash flow in 2001 that we estimate will be used to offset increased costs during 2002, including $2.2 million that was recognized during the first quarter. The Company currently estimates that its earnings for 2002 will be slightly below its allowed rate of return of 11.25% percent, and that it will recognize the remaining balance of $6.3 million of deferred revenues during 2002.
Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

UNREGULATED  OPERATIONS
     We have or have had unregulated, wholly-owned subsidiaries: Northern Water Resources, Inc. ("NWR"); Green Mountain Propane Gas Company Limited ("GMPG"); GMP Real Estate Corporation; and Green Mountain Resources, Inc. ("GMRI"). During 2000 and 2001, we sold most of the assets of NWR, and reported its results as income (loss) from operations of a discontinued segment. See the disclosure under the caption "Segments and Related Information" for a more detailed discussion. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries, including NWR during 2002, and the rental water heater program are included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements.



2.     INVESTMENT  IN  ASSOCIATED  COMPANIES
     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).

VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION  ("VY")
Percent  ownership:  19.0%  common

                      Three months ended
                             March 31
                         2002     2001
                        -------  -------
(in thousands)
Gross Revenue. . . . .  $38,731  $40,964
Net Income Applicable.    1,487    1,550
      to Common Stock
Equity in Net Income .      313      273

     On August 15, 2001, VY agreed to sell its nuclear power plant to Entergy Corporation for approximately $180 million. On January 30, 2002, the Federal Energy Regulatory Commission approved the Entergy purchase. The sale is subject to approval of the VPSB, the U.S. Nuclear Regulatory Commission and other regulatory bodies. A related agreement calls for Entergy to provide the current output level of the plant to VY's present sponsors, including the Company, at average annual prices ranging from $39 to $45 per megawatthour through 2012, subject to a "low market adjuster" effective November 2005, that protects the Company and other sponsors in the event that market prices for power drop significantly. No additional decommissioning liability funding or any other financing by VY is anticipated to complete the transaction. The sale, if completed, will lower projected costs over the remaining license period for VY, and transfer the liability for decommissioning the plant to the buyer. The Company would continue to own its equity interest in VY.
On March 4, 2002, the Company, along with Central Vermont Public Service Corporation, VY, Entergy Nuclear Vermont Yankee, LLC, and the Vermont Department of Public Service (the "Department") executed a Memorandum of Understanding in the Vermont Yankee sale docket before the VPSB. The Company expects the intervenors in the case to continue to oppose the settlement and the VPSB is expected to thoroughly investigate all issues. However, the Company believes this settlement provides the best framework to resolve issues in the case, obtain VPSB approval, and permit a closing of the sale of Vermont Yankee generating plant to Entergy during July of this year.
The VY plant currently has fuel rods that will require repair during 2002, a maintenance requirement that is not unique to VY. VY has indicated that it plans to shutdown the plant for a ten-to-fourteen day period, beginning on May 11, 2002, to repair the rods. The Company currently estimates its portion of the cost for repair, including incremental replacement energy costs, to be approximately $1.8 million. Actual costs could differ from this estimate by a material amount based on the duration of the outage, the extent of necessary repairs and the purchase price of replacement power during the outage period. Consistent with past practice and with the provisions in its last rate increase order, the Company intends to seek an accounting order from the VPSB to defer the additional costs related to the outage, and believes that such amounts are probable of future recovery.
The Company's ownership share of VY has increased from approximately 17.9 percent last year to approximately 19.0 percent currently, due to VY's purchase of certain minority shareholders' interests.


VERMONT  ELECTRIC  POWER  COMPANY,  INC.  ("VELCO")
PERCENT  OWNERSHIP:  29.5%  COMMON
                      30.0%  PREFERRED
     VELCO is a corporation engaged in the transmission of electric power within the State of Vermont. VELCO has entered into transmission agreements with the State of Vermont and various electric utilities, including the Company, and under these agreements, VELCO bills all costs, including interest on debt and a fixed return on equity, to the State and others using VELCO's transmission system.

                      Three months ended
                            March 31,
                        2002    2001
                       ------  ------
(in thousands)
Gross Revenue . . . .  $6,484  $7,170
Net Income. . . . . .     195     243
Equity in Net Income.      77      55

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

PINE  STREET  BARGE  CANAL  SITE
     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal ("Pine Street") site in Burlington, Vermont, where coal tar and other industrial materials were deposited.
     In September 1999, we negotiated a final settlement with the United States, the State of Vermont (the "State"), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. In November 1999, the Consent Decree was filed in the federal district court. The Consent Decree addresses claims by the Environmental Protection Agency (the "EPA") for past Pine Street site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
As of March 31, 2002, our total expenditures related to the Pine Street site since 1982 were approximately $25.3 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently awaiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals of a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up ("remediation costs"), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, together with our remediation costs, to be $12.4 million over the next 32 years. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset, and we believe that it is probable that we will receive future revenues to recover these costs.
Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site-related costs, the Company and the Department, and as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.
We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers". The VPSB Order released January 23, 2001 and discussed below did not change the status of Pine Street cost recovery.

RETAIL  RATE  CASE
     The Company reached a final settlement agreement with the Department in its 1998 rate case during November 2000. The final settlement agreement contained the following provisions:
* The Company received a rate increase of 3.42 percent above existing rates, beginning with bills rendered January 23, 2001, and prior temporary rate increases became permanent;
* Rates were set at levels that recover the Company's Hydro-Quebec VJO contract costs, effectively ending the regulatory disallowances experienced by the Company from 1998 through 2000;
* The Company agreed not to seek any further increase in electric rates prior to April 2002 (effective in bills rendered January 2003) unless certain substantially adverse conditions arise, including a provision allowing a request for additional rate relief if power supply costs increase in excess of $3.75 million over forecasted levels;
* The Company agreed to write off in 2000 approximately $3.2 million in unrecovered rate case litigation costs, and to freeze its dividend rate until it successfully replaces short-term credit facilities with long-term debt or equity financing;
* Seasonal rates were eliminated in April 2001, which generated approximately $8.5 million in additional cash flow in 2001 that can be utilized to offset increased costs during 2002 and 2003;
* The Company agreed to consult extensively with the Department regarding capital spending commitments for upgrading our electric distribution system and to adopt customer care and reliability performance standards, in a first step toward possible development of performance-based rate-making;
* The Company agreed to withdraw its Vermont Supreme Court appeal of the VPSB's Order in a 1997 rate case; and
* The Company agreed to an earnings limitation for its electric operations in an amount equal to its allowed rate of return of 11.25 percent, with amounts earned over the limit being used to write off regulatory assets. The Company earned approximately $30,000 in excess of its allowed rate of return during 2001 before writing off regulatory assets in the same amount.

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

POWER  CONTRACT  COMMITMENTS
     Under an arrangement established on December 5, 1997 ("9701"), Hydro-Quebec paid $8.0 million to the Company. In return for this payment, we provided Hydro-Quebec options for the purchase of power. Commencing April 1, 1998 and effective through 2015, the term of a previous contract with Hydro-Quebec (the "1987 Contract"), Hydro-Quebec may purchase up to 52,500 MWh ("option A") on an annual basis, at the 1987 Contract energy prices, which are substantially below current market prices. The cumulative amount of energy that may be purchased under option A shall not exceed 950,000 MWh.
Over the same period, Hydro-Quebec may exercise an option to purchase a total of 600,000 MWh ("option B") at the 1987 Contract energy prices. Under option B, Hydro-Quebec may purchase no more than 200,000 MWh in any year.

During the first quarter of 2002, $0.8 million in power supply expense was recognized to reflect the cost of option A, which is recognized ratably over the year. Hydro-Quebec has previously agreed not to call option B during the 2002 contract year. At March 31, 2002, the cumulative amount of power purchased by Hydro-Quebec under option B is approximately 432,000 MWh.
     During the first quarter of 2001, Hydro-Quebec exercised option A and option B, calling for deliveries of 134,592 MWh during June, July and August of 2001. The Company recognized $1.7 million in expense during the quarter ended
March 31, 2001 to reflect 9701 estimated costs. A regulatory asset of $4.9 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power for 2001.
     If estimated costs of fulfilling the Hydro-Quebec option calls exceed amounts recovered in rates and/or amounts previously recorded, the excess cost would be immediately charged against earnings. No charge for excess cost was required during the first quarters of 2002 and 2001. The Company had purchased power sufficient to fulfill the 9701 options called in 2001, and no charges in excess of amounts provided in rates or previously recorded are anticipated for the remainder of 2002.
Hydro-Quebec's option to curtail energy deliveries pursuant to a July 1994 Agreement can be exercised in addition to these purchase options if documented drought conditions exist. The exercise of this curtailment option is limited to five times, requiring notice four months in advance of any contract year, and cannot reduce deliveries by more than approximately 13 percent. The Company may defer the curtailment by one year. Hydro-Quebec also has the option to reduce the load factor from 75 percent to 65 percent under the 1987 Contract a total of three times over the life of the contract. The Company can delay the load factor reduction by one year under the same contract. During 2001, Hydro-Quebec exercised the first of its load factor reduction options intended for 2002, and the Company delayed the effective date of this exercise until 2003. The Company estimates that the net cost of Hydro-Quebec's exercise of its load factor reduction option will increase power supply expense during 2003 by approximately $0.4 million.
It is possible our estimate of future power supply costs could differ materially from actual results.

COMPETITION
     During 2001, the Town of Rockingham ("Rockingham"), Vermont initiated inquiries and legal procedures to establish its own electric utility, seeking to purchase an existing hydro-generation facility from a third party, and the associated distribution plant owned by the Company within the town. In March 2002, voters in Rockingham authorized Rockingham to create a municipal utility by acquiring a municipal plant, which would include the Bellows Falls Hydroelectric facility and the electric distribution systems of the Company and/or Central Vermont Public Service Corporation. The Company receives annual revenues of approximately $4.0 million from its customers in Rockingham. Should Rockingham create a municipal system, the Company would vigorously pursue its right to receive just compensation from Rockingham. Such compensation would include full reimbursement for Company assets, if acquired, and full reimbursement of any other costs associated with the loss of customers in Rockingham, to assure that our remaining customers do not subsidize a Rockingham municipal utility.

4.  SEGMENTS  AND  RELATED  INFORMATION
     The Company had two reportable segments during 2001, the electric utility and NWR. The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly-owned unregulated subsidiaries (GMPG, GMRI, NWR and GMP Real Estate) and the rental water heater program as a separate line item in the Other Income section  in  the  Consolidated  Statement  of  Income.
NWR is an unregulated business that invested in energy generation, energy efficiency and wastewater treatment projects. As of March 31, 2002, most of NWR's net assets and liabilities have been sold or otherwise disposed, and NWR is no longer reported as a separate segment. The remaining net liability reflects expected warranty obligations, net of equity investments in two wind farms and wastewater treatment projects.

In 2001, the Company reported NWR results as discontinued operations. The provisions for loss from discontinued operations reflected the Company's most recent estimate at that time. The ultimate loss remains subject to the disposition of NWR's remaining liabilities, primarily wastewater treatment warranty obligations, and could exceed amounts recorded. Results of operations for NWR for the three months ended March 31, 2002 are now reported as continuing operations under the caption Equity in earnings of affiliates and non-utility operations. Segment information compared with the Company's results includes the following:


                                  Three months ended
                                       March 31

                                        2002     2001
                                       -------  -------
(in thousands, except per share data)
External revenues
 Electric utility . . . . . . . . . .  $68,866  $74,796
 NWR segment. . . . . . . . . . . . .        -       35
Net income from
  operations
 Electric utility . . . . . . . . . .  $ 3,354  $ 2,914
 NWR segment. . . . . . . . . . . . .        -        -
                                       -------  -------
Consolidated net income . . . . . . .  $ 3,354  $ 2,914
                                       =======  =======
Basic earnings per share
   Discontinued operations. . . . . .  $     -  $     -
   Continuing operations. . . . . . .     0.59     0.52
Diluted earnings per share
   Discontinued operations. . . . . .  $     -  $     -
   Continuing operations. . . . . . .     0.57     0.51

5.  DERIVATIVE  INSTRUMENTS  AND  RISK  MANAGEMENT
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133").
SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, was effective for the Company beginning 2001.
One objective of the Company's risk management program is to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights with counter-parties that have at least investment grade ratings. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. Futures, swaps and forward contracts are used to hedge market prices should option calls by Hydro-Quebec be exercised. The Company's risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions.
On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings or other comprehensive income effects relating to future periods caused by application of SFAS 133. At March 31, 2002, the Company had a liability reflecting the negative fair value of the two derivatives described below, as well as a corresponding regulatory asset of approximately $40.8 million. The Company believes that the regulatory asset is probable of recovery in future rates. The liability is based on current estimates of future market prices that are likely to change by material amounts. If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.
The Company has a contract with Morgan Stanley Capital Group, Inc. ("MS") used to hedge against increases in fossil fuel prices. MS purchases the majority of the Company's power supply resources at index (fossil fuel resources) or specified (i.e., contracted resources) prices and then sells to us at a fixed rate to serve pre-established load requirements. This contract allows management to fix the cost of much of its power supply requirements, subject to power resource availability and other risks. The MS contract is a derivative under SFAS 133 and is effective through December 31, 2003. Management's estimate of the fair value of the future net cost of this arrangement at March 31, 2002 is approximately $12.5 million.
We also sometimes use future contracts to hedge forecasted wholesale sales of electric power, including material sales commitments. We currently have an arrangement with Hydro-Quebec that grants them an option to call power at prices below current and estimated future market rates. This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at March 31, 2002 is approximately $28.3 million.

6.  NEW  ACCOUNTING  STANDARDS
     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method to account for business combinations initiated after June 30, 2001 and uses a non-amortization approach to purchased goodwill and other indefinite-lived intangible assets. Under SFAS 142, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives, will no longer be amortized, and will be subject to annual impairment tests. The adoption of these accounting standards did not impact the Company's financial position or results of operations.
     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for the Company's 2003 fiscal year, which provides guidance on accounting for nuclear plant decommissioning costs. SFAS 143 prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning obligations, and requires recognition of such liabilities at the time incurred. The Company has not yet determined what impact, if any, the accounting standard will have on its financial position or results of operations.
     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 specifies accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not impact the Company's financial position or results of operations.

6.  COMPUTATION  OF  EARNINGS  PER  SHARE
Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. The Company established a stock incentive plan for all directors and employees during the year ended December 31, 2000, and options granted are exercisable over vesting schedules of between one and four years.

                                  Three months ended
                                       March 31

                                           2002    2001
                                          ------  ------
(in thousands)
Net income before preferred dividends. .  $3,439  $3,149
Preferred stock dividend requirement . .      85     235
                                          ------  ------
Net income applicable to common stock. .  $3,354  $2,914
                                          ======  ======


Average number of common shares-basic. .   5,691   5,588
Dilutive effect of stock options . . . .     179     153
Anti-dilutive stock options. . . . . . .       -       -
                                          ------  ------
Average number of common shares-diluted.   5,870   5,741
                                          ======  ======

GREEN  MOUNTAIN  POWER  CORPORATION
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
MARCH  31,  2002

PART  I-ITEM  2
     In this section, we explain the general financial condition and the results of operations for Green Mountain Power Corporation (the Company) and its
subsidiaries.   This  includes:
     Factors  that  affect  our  business;
     Our earnings and costs in the periods presented and why they changed between periods;
     The  source  of  our  earnings;
     Our expenditures for capital projects year-to-date and what we expect they will be in the future;
     Where we expect to get cash for future capital expenditures; and How all of the above affects our overall financial condition.

Management believes the most critical accounting policies include the regulatory accounting framework within which we operate and the manner in which we account for certain power supply arrangements that qualify as derivatives. These accounting policies, among others, affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements, including estimates and judgements used in determining the current period recognition of revenues deferred in 2001, as discussed further under the caption "Operating Revenues and MWh Sales-Revenues", in this section.
     As you read this section it may be helpful to refer to the consolidated financial statements and notes in Part I-Item 1.
There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes," "estimates", "expects," "plans," or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" in this section:
     Regulatory  and  judicial  decisions  or  legislation;
     Weather;
     Energy  supply  and  demand  and  pricing;
     Availability,  terms,  and  use  of  capital;
     General  economic  and  business  risk;
     Nuclear  and  environmental  issues;
     Changes  in  technology;  and
     Industry  restructuring  and  cost  recovery  (including  stranded  costs).

     These forward-looking statements represent only our estimates and assumptions as of the date of this report.

RESULTS  OF  OPERATIONS
EARNINGS  SUMMARY  -  OVERVIEW
In this section, we discuss our earnings and the principal factors affecting them. We separately discuss earnings for the utility business and for our unregulated businesses

Total  basic  earnings  per  share  of  Common  Stock
                          Three months ended
                              March 31
                          2002        2001
                          -----       -----
Utility business . . . .  $0.58    *  $0.50
Unregulated businesses .   0.01        0.02
                          -----       -----
Earnings from:
Continuing operations. .   0.59    *   0.52
Discontinued segment . .      -           -
                          -----       -----
Basic earnings per share  $0.59    *  $0.52
                          =====    =  =====

*  Includes  recognition  of  $2.2  million  of  deferred  revenues
UTILITY  BUSINESS
     The Company recorded basic earnings per share from utility operations of $0.58 in the quarter ended March 31, 2002, compared with utility earnings of $0.50 per share in the first quarter of 2001. Decreased retail revenues resulting from warmer than normal winter temperatures and an economic downturn were more than offset by the recognition $2.2 million in revenues deferred during 2001 in accordance with the settlement of the Company's retail rate case approved by the Vermont Public Service Board in January 2001. In the first quarter of 2002, power supply costs were $7.3 million lower compared with the same quarter of 2001, primarily due to a $6.0 million reduction in low margin wholesale sales of electricity, and reduced retail sales of electricity.

UNREGULATED  BUSINESSES

Earnings from unregulated businesses included in results from continuing operations for the three months ended March 31, 2002 were lower than during the same period in 2001. A financial summary for these businesses follows:

              Three months ended
                  March 31
                2002       2001
            -------------  -----
            In thousands
Revenue. .  $         248  $ 262
Expense. .            164    125
            -------------  -----
Net Income  $          84  $ 137
            =============  =====

OPERATING  REVENUES  AND  MWH  SALES
Our revenues from operations, megawatthour ("MWh") sales and average number of customers for the three months ended March 31, 2002 and 2001 are summarized below:

                                  Three months ended
                                       March 31
                               2002        2001
                            ----------  ----------
(dollars in thousands)
 Operating revenues
     Retail. . . . . . . .  $   52,489  $   51,953
     Sales for Resale. . .      15,809      21,838
     Other . . . . . . . .         568       1,005
                            ----------  ----------
 Total Operating Revenues.  $   68,866  $   74,796
                            ==========  ==========

 MWh sales-Retail. . . . .     498,008     520,771
 MWh sales for Resale. . .     518,287     638,096
                            ----------  ----------
 Total MWh Sales . . . . .   1,016,295   1,158,867
                            ==========  ==========

 Average  Number  of  Customers
                             Three months ended
                                  March 31
                                2002    2001
                               ------  ------
    Residential . . . . . . .  73,831  73,149
    Commercial and Industrial  13,076  12,933
    Other . . . . . . . . . .      65      65
                               ------  ------
 Total Number of Customers. .  86,972  86,147
                               ======  ======


REVENUES
     Total revenues from operations in the first quarter of 2002 decreased 7.9 percent or $5.9 million compared with the same period in 2001. Operating revenues result from retail and wholesale sales of electricity.
Retail revenues in the first quarter of 2002 were $0.5 million or 1.0 percent higher compared with the same period in 2001, reflecting the recognition of $2.2 million of revenues deferred during 2001 under a settlement order in the Company's retail rate filing that was approved by the Vermont Public Service Board in January 2001. This amount was partially offset by decreased MWh sales of electricity of 2.9 percent to small commercial and industrial customers, 5.4 percent to residential customers and 4.7 percent to lower margin industrial customers during the first quarter of 2002 compared with the same period in 2001.

The Company currently estimates that its earnings for 2002 will be slightly below its allowed rate of return of 11.25% percent, and that it will recognize the remaining balance of $6.3 million of deferred revenues during 2002. We sell wholesale electricity to others for resale. Our revenue from wholesale MWh sales of electricity decreased $6.0 million in the first quarter of 2002 compared with the same period in 2001. The decrease was due primarily to decreased sales under a power purchase and supply agreement between the Company and MS, and decreased sales under various arrangements with Hydro-Quebec. Under the MS agreement, we sell power to MS at predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements.

OPERATING  EXPENSES
POWER  SUPPLY  EXPENSES  -  THREE  MONTHS  ENDED  MARCH  31,  2002
     Power supply expenses decreased 13.3 percent or $7.3 million in the first quarter of 2002 over the same period in 2001, primarily due to a reduction in low margin wholesale sales of electricity and reduced retail sales of electricity.
Power supply expenses at Vermont Yankee ("VY") decreased 3.0 percent or $0.2 million during the first quarter of 2002 compared with the first quarter of 2001. A proposed sale of the generating plant is discussed under Part I, Item 2, "Investment in Associated Companies".
Company-owned generation expenses decreased $1.4 million in the first quarter of 2002 compared with the same period in 2001 primarily due to the higher cost of fuels and the unavailability in 2001 of unique replacement equipment connecting Vermont's transmission system to that of New York. The lack of replacement equipment required running generation to support system reliability. The Company received subsequent reimbursement of its costs of running its units for system reliability from the Independent System Operator of New England ("ISO") during 2001.
The cost of power that we purchased from other companies decreased 13.7 percent or $6.1 million in the first quarter of 2002 compared with the same period in 2001. This was primarily due to a $6 million reduction in low margin wholesale electric revenues, decreased expenses under the 9701 arrangement with Hydro-Quebec and reductions in retail MWh sales of electricity. These decreases were offset in part by higher power supply costs under both the MS arrangement and small power producer contracts. See the discussion under "Commitments and Contingencies-Power Contract Commitments" for more detail regarding the 9701 and MS arrangements.
The 9701 arrangement allows Hydro-Quebec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract. During the first quarter of 2002, $0.8 million in power supply expense was recognized to reflect the costs of option A, which are recognized ratably over the year. During the first quarter of 2001, $1.6 million in power supply expense was recognized to reflect the costs of options A and B. Hydro-Quebec has previously agreed not to call option B during the 2002 contract year. The cumulative amount of power purchased by Hydro-Quebec under option B is approximately 432,000 MWh. During the first quarter of 2001, Hydro-Quebec exercised its purchase option for delivery of 134,592 MWh during the months of June, July and August of 2001. The Settlement Order approved by the VPSB included revenues in 2001 sufficient to provide for net costs of replacing power purchased by Hydro-Quebec of approximately $6.6 million annually. The Company recognized $1.7 million in expense during the quarter ended March 31, 2001 to reflect these estimated costs. A regulatory asset of $4.9 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power. If the estimated costs of power purchased to supply Hydro-Quebec option calls exceed amounts recovered in rates and/or amounts previously recorded, the excess cost would be immediately charged against earnings. No charge for excess cost was required during the first quarter of 2002 or 2001. It is possible our estimate of future power supply costs could differ materially from actual results.
Both the 9701 arrangement and any related forward purchase contracts are considered derivative instruments as defined by SFAS 133. On April 11, 2001, the VPSB issued an accounting order that allows the Company to defer recognition of any earnings or other comprehensive income effect relating to future periods caused by application of SFAS 133, and as a result, we do not anticipate SFAS 133 to cause earnings volatility. At March 31, 2002, the Company had a regulatory asset of approximately $40.8 million related to derivatives that the Company believes is probable of recovery. The regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.

OTHER  OPERATING  EXPENSES
     Other operating expenses increased 4.1 percent or $139,000 in the first quarter of 2002 compared with the same period in 2001, as a result of higher employee benefit and other administrative and general costs.

TRANSMISSION  EXPENSES
     Transmission expenses increased by approximately $0.5 million or 14.8% for the three months ended March 31, 2002 compared with the same period in 2001. The Company's relative share of transmission costs varies with the peak demand recorded on Vermont's transmission system. The Company's share of those costs has increased due to its increased load growth, relative to other Vermont utilities, recorded during the previous year. Congestion charges recorded in the first quarter of 2001 reflect the lack of adequate transmission or generation capacity in certain locations within New England, and these charges are allocated to all ISO New England members. The Company is unable to predict the magnitude or duration of future congestion charge allocations, but amounts could be material.

MAINTENANCE  EXPENSES
     Maintenance expenses increased by approximately $0.8 million or 52.0% during the first quarter of 2002 compared with the same period in 2001, primarily due to increasing a liability for a claim for past services and a temporary increase in overhead line maintenance costs.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses decreased $0.2 million or 4.3 percent during the first quarter of 2002 compared with the same period in 2001. The reduction is primarily due to decreased amortization of demand side management assets.

TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes expense for the first quarter of 2002 were essentially unchanged from the same period in 2001.

INCOME  TAXES
     Income taxes increased $0.2 million in the first quarter of 2002 compared with the same period in 2001 due to an increase in pretax book income for core electric operations.

OTHER  INCOME
     Other income for the three months ended March 31, 2002 was essentially unchanged from the same period in 2001.

INTEREST  CHARGES
     Interest charges decreased $0.4 million or 21.5 percent in the first quarter of 2002 compared with the same period in 2001 primarily due to the redemption of first mortgage bonds in December 2001, and reduced short-term debt costs resulting from reductions in borrowing.

LIQUIDITY  AND  CAPITAL  RESOURCES
     In the three months ended March 31, 2002, we spent $3.6 million principally for expansion and improvements of our transmission and distribution plant. We expect to spend approximately $16.0 million during the remainder of 2002.
     The Company has a $15.0 million, 364-day revolving credit agreement with Fleet Financial Services ("Fleet") joined by KeyBank National Association, ("KeyBank") expiring June 2002 (the "Fleet-Key Agreement"). There was $6.0 million outstanding on the Fleet-Key Agreement at March 31, 2002. The Fleet-Key Agreement is unsecured. There was no non-utility short-term debt outstanding at March 31, 2002.
     On September 20, 2000, we established a $15.0 million revolving credit agreement with KeyBank. The Company was required to invest $15.0 million provided by Energy East Corporation ("EE"), pursuant to a power supply option agreement, in a certificate of deposit at KeyBank pledged by the Company to secure the repayment of the Keybank revolving credit facility. The payment made by EE was returned with accrued interest on September 11, 2001. The KeyBank agreement expired on September 19, 2001.
     On July 27, 2001, the VPSB approved a $12.0 million two-year unsecured loan agreement, with Fleet, joined by KeyBank, and the loan was made to the Company on August 24, 2001. The Company used this facility, along with proceeds from the maturing KeyBank certificate of deposit, to terminate the KeyBank agreement and repay the $15.0 million it received from EE pursuant to the power supply option agreement. At March 31, 2002, there was $12.0 million outstanding under the two-year loan agreement.
     The Company anticipates that it will secure financing that replaces some or all of its expiring facilities during 2002.
     The  credit  ratings  of  the  Company's  securities at March 31, 2002 are:


                      Fitch  Moody's  Standard & Poor's
                      -----  -------  -----------------
First mortgage bonds  BBB    Baa2     BBB
Preferred stock. . .  BBB-   Ba2      BB

FUTURE  OUTLOOK

COMPETITION AND RESTRUCTURING-The electric utility business continues to experience rapid and substantial changes. These changes are the result of the following trends:
     disparity in electric rates, transmission, and generating capacity among and within various regions of the country;
     improvements  in  generation  efficiency;
     increasing  demand  for  customer  choice;
     consolidation  through  business  combinations;
     new regulations and legislation intended to foster competition, also known as restructuring; and
     increasing  volatility  of  wholesale  market  prices  for  electricity.

     We are unable to predict what form future restructuring legislation, if adopted, will take and what impact that might have on the Company, but it could be material.
     During 2001, the Town of Rockingham ("Rockingham"), Vermont initiated inquiries and legal procedures to establish its own electric utility, seeking to purchase an existing hydro-generation facility from a third party, and the associated distribution plant owned by the Company within the town. In March 2002, voters in Rockingham authorized Rockingham to create a municipal utility by acquiring a municipal plant, which would include the Bellows Falls Hydroelectric facility and the electric distribution systems of the Company and/or Central Vermont Public Service Corporation. The Company receives annual revenues of approximately $4.0 million from its customers in Rockingham. Should Rockingham create a municipal system, the Company would vigorously pursue its right to receive just compensation from Rockingham. Such compensation would include full reimbursement for Company assets, if acquired, and full reimbursement of any other costs associated with the loss of customers in Rockingham, to assure that our remaining customers do not subsidize a Rockingham municipal utility.


NUCLEAR  DECOMMISSIONING
     The Financial Accounting Standards Board ("FASB") issued a new statement in August 2001 for "Accounting for Asset Retirement Obligations", which provides guidance on accounting for nuclear plant decommissioning costs. The Company has not yet determined what impact, if any, the new accounting standard will have on its investment in VY. We do not believe that changes in such accounting, if required, would have an adverse effect on the results of our operations due to our current and future ability to recover decommissioning costs through rates and due to the pending sale of the VY plant.

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

                   Commodity Price Risk     At March 31, 2002

                      Fair Value     Market Risk
                    ---------------  ------------
                    (in thousands)
Net short position  $        40,776  $      3,900

                                     PART II
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Item 6b. The following filings on Form 8-K were filed by the Company on the topics and dates indicated:
March 4, 2002, announced the Settlement Agreement filed with the VPSB as a Memorandum of Understanding on the Sale of Vermont Yankee between the Vermont
Department of Public Service, Entergy Nuclear Vermont Yankee, LLC, Vermont Yankee Nuclear Power Corporation, Central Vermont Public Service Corporation and the Company.
March 25, 2002, announced that Vermont Yankee Nuclear Power Corporation has confirmed a shutdown on or about May 11, 2002 for a mid cycle outage to repair several fuel rods. The outage was anticipated to last ten to fourteen days.

Item 6a. The following exhibit 10-d-37, Severance Agreement with D. J. Rendall, Jr., is filed herewith.




































     Exhibit  10-d-37
     PERSONAL  AND  CONFIDENTIAL

March  1,  2002

Donald  J.  Rendall,  Jr.
General  Counsel
Green  Mountain  Power  Corporation
163  Acorn  Lane
Colchester,  VT  05446

Dear  Don:

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

     The Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including yourself, to their assigned duties without distraction in the face of the possibility of a change in control of the Company, although no such change is known to be contemplated.

     In order to induce you to remain in the employ of the Company and in consideration of your agreement set forth in subsection 4(ii) hereof, the Company agrees that you shall receive the severance benefits set forth in this Agreement in the event your employment with the Company is terminated subsequent to a "change in control of the Company" (as defined in section 4 hereof and hereinafter a "Change of Control") under the circumstances described below.

1.     Term  of  Agreement.  This Agreement shall commence on March 1, 2002 (the
       -------------------
"Effective Date") and shall continue in effect through March 1, 2003; provided, however, that commencing on January 1, 2003 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given notice that it does not wish to extend this Agreement.

2.     Terms  of  Employment  Before  a Change of Control.  Prior to a Change of
       --------------------------------------------------
Control,  your  terms of employment ("Terms of Employment") shall be as follows:

(a) General duties. Excluding periods of vacation and sick leave to which you are entitled, you will continue to exercise such authority and perform such executive duties as are commensurate with the authority being exercised and duties being performed by you immediately before the Effective Date.

(b) Place of employment. Your services will be performed at the location where you were employed immediately before the Effective Date. If the Company and you agree, however, the location of your employment may be changed without affecting your rights under this Agreement.

(c) Expenses generally. You are entitled to receive prompt reimbursement for all reasonable expenses you incur. Reimbursement must be made in accordance with the Company's policies and procedures in effect on the Effective Date (which may include a requirement that you submit an itemized expense voucher).

(d) Meetings, conventions, and seminars. You are encouraged and are expected to attend seminars, professional meetings and conventions, and educational courses. The cost of travel, tuition or registration, food, and lodging for attending those activities must be paid by the Company. Other costs are your expense, unless the Company authorizes those costs. If those other costs are authorized expenses, you must be reimbursed after satisfying the Company's policies and procedures for such reimbursement (which may include a requirement that you submit an itemized expense voucher).

(e) Promotional expenses. You are encouraged and are expected, from time to time, to incur reasonable expenses for promoting the Company's business. Such promotional expenses include travel, entertainment (including memberships in social and athletic clubs), professional advancement, and community service expenses. You agree to bear those expenses except to the extent that those expenses are incurred at the Company's specific direction or those expenses are specifically authorized by the Company as expenses that the Company may pay directly or indirectly through reimbursement to you.

(f) Outside activities. You may (i) serve on corporate, civic, or charitable boards or committees; (ii) deliver lectures, fulfill speaking engagements, or teach at educational institutions; and (iii) manage personal investments. Such activities must not significantly interfere with the performance of your responsibilities for the Company. To the extent that any such activities have been conducted by you before the Effective Date, such prior conduct of activities and any subsequent conduct of activities similar in nature and scope may not be deemed to interfere with the performance of your responsibilities to the Company.

(g) Compensation and fringe benefits. Your compensation (including your annual base salary and any bonuses or incentive compensation) and benefits generally are the same as those in effect on the Effective Date. Your compensation and benefits are, however, subject to periodic review and adjustment by the Company. This section of this Agreement does not change the terms of any fringe benefit program or employee benefit plan maintained by the Company and does not give you any additional vested interest in any compensation or benefit to which you are not already entitled under any such program or plan on the Effective Date. Generally, your benefits include the following items, all of which are subject to periodic review and adjustment: (i) You are entitled to receive all group life, accidental death and dismemberment, long-term disability, and medical insurance benefits available to you according to Company policies and employee benefit plans maintained by the Company that are in effect on the Effective Date; (ii) You are entitled to paid vacation in accordance with the Company's policies in effect on the Effective Date; (iii) You are entitled to sick leave in accordance with the Company's policies in effect on the Effective Date; and (iv) You are entitled to participate in all employee benefit plans and programs in which you participate on the Effective Date, whether or not such plans or programs are subject to the Employee Retirement Income Act of 1974, as amended ("ERISA"), including but not limited to the Company's Retirement Plan, Supplemental Retirement Plan or any successor plans thereto, any incentive compensation plans maintained by the Company or any successor thereto, the Company's Deferred Compensation Plan for Certain Officers and any stock-based compensation plans maintained by the Company or successor plans thereto and any savings or thrift plan maintained by the Company.

3.     Extension  of  Agreement  Upon Change of Control.  If a Change of Control
       ------------------------------------------------
shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of at least thirty-six (36) months beyond the month in which such Change of Control occurred. The Terms of Employment set forth in section 2 continue in effect after a Change of Control and may not be changed to terms and conditions less favorable than those in effect on the day immediately preceding a Change of Control.

4.     Change  of  Control.
       -------------------

     (i) No benefits shall be payable hereunder unless there shall have been a Change of Control, as set forth below. For purposes of this Agreement, a Change of Control shall be deemed to have occurred if (A) any "person" (as such term is used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities (a "20% Holder"); or (B) during any period of two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board of Directors of the Company (the "Board") and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clauses (A) or (C) of this subsection) whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the directors of the Company; or (C) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets; provided, however, that a Change of Control shall not be deemed to have occurred under clauses (A) or (C) above if a majority of the Continuing Directors (as defined below) determine within five business days after the occurrence of any event specified in clauses (A) or (C) above that control of the Company has not in fact changed and it is reasonably expected that such control of the Company in fact will not change. Notwithstanding that, in the case of clause (A) above, the Board shall have made a determination of the nature described in the preceding sentence, if there shall thereafter occur any material change in facts involving, or relating to, the 20% Holder or to the 20% Holder's relationship to the Company, including, without limitation, the acquisition by the 20% Holder of l% or more additional outstanding voting stock of the Company, the occurrence of such material change in facts shall result in a new Change of Control for the purpose of this Agreement. In such event, the second immediately preceding sentence hereof shall be effective. As used herein, the term "Continuing Director" shall mean any member of the Board on the date of this Agreement and any successor of a Continuing Director who is recommended to succeed the Continuing Director by a majority of Continuing Directors. If, following a Change of Control, you are the beneficial owner of two percent or more of the then-outstanding equity securities of the Company, or its successor in interest, a majority of the Continuing Directors may elect, within five business days after such Change of Control, to terminate any benefits payable to you under this Agreement after the date of such an election by the Continuing Directors.

     (ii) For purposes of this Agreement, a "Potential Change of Control" shall be deemed to have occurred if (A) the Company enters into an agreement, the consummation of which would result in the occurrence of a Change of Control;
(B) any person (including the Company) publicly announces an intention to take or to consider taking actions which if consummated would constitute a Change of Control; (C) any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportion as their ownership of stock of the Company, becomes the beneficial owner, directly or indirectly, of securities of the Company representing 5% or more of the combined voting power of the Company's then outstanding securities; or (D) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change of Control has occurred. You agree that, subject to the terms and conditions of this Agreement, in the event of a Potential Change of Control, you will remain in the employ of the Company until the earliest of (i) a date which is six (6) months from the occurrence of such Potential Change of Control, (ii) the termination by you of your employment by reason of Long-Term Disability or Retirement (at your normal retirement age), as defined in subsection 5(i), or (iii) the occurrence of a Change of Control.

5.     Termination  Following Change of Control.  If any of the events described
       ----------------------------------------
in subsection 4(i) hereof constituting a Change of Control shall have occurred, you shall be entitled to the benefits provided in subsection 6(iii) hereof upon the subsequent termination of your employment during the term of this Agreement unless such termination is (A) because of your death, Long-Term Disability or Retirement, (B) by the Company for Cause, or (C) by you other than for Good Reason.

     (i) Death, Long-Term Disability, or Retirement. If, as a result of your incapacity due to physical or mental illness which is determined to be total and permanent and to prevent you from performing, with or without reasonable accommodation, the essential functions of your employment by a physician and any other consultants selected by the Company or its insurers and acceptable to you or your legal representative, you shall have been absent from the full-time performance of your duties with the Company for six (6) consecutive months, and within thirty (30) days after written notice of termination is given you shall not have returned to the full-time performance of your duties, your employment may be terminated for "Long -Term Disability". Termination by the Company or you of your employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees or in accordance with any retirement arrangement established with your consent with respect to you. Your death ("Death") during the term of this Agreement will terminate the Agreement.

     (ii) Cause. Termination by the Company of your employment for "Cause" shall mean termination upon (A) the willful and continued failure by you to substantially perform your duties with the Company (other than any such failure resulting from your incapacity due to physical or mental illness or any such actual or anticipated failure after the issuance of a Notice of Termination, by you for Good Reason, as defined in subsection 5(iii)) after a written demand for substantial performance is delivered to you by the Board, which demand specifically identifies the manner in which the Board believes that you have not substantially performed your duties, (B) the willful engaging by you in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise, or (C) your willful and continued breach of a material term of this Agreement. For purposes of this subsection, no act, or failure to act, on your part shall be deemed "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Company. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of conduct set forth above in clauses (A),
(B), or (C) of the first sentence of this subsection and specifying the particulars thereof in detail.

     (iii) Good Reason. You shall be entitled to terminate your employment for Good Reason. For purposes of this Agreement, "Good Reason" shall mean, without your express written consent, the occurrence after a Change of Control of any of the following circumstances unless, in the case of paragraphs (A),
(E), (F), (G), (H) or (I), such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination, as defined in Subsections 6(iv) and 6(v), respectively, given in respect thereof:

     (A) the assignment to you of any duties inconsistent with your status as General Counsel of Green Mountain Power Corporation or a substantial adverse alteration in the nature or status of your responsibilities from those in effect immediately prior to the Change of Control;

     (B) a reduction by the Company in your annual base salary as in effect on the date hereof or as the same may be increased from time-to-time except for across-the-board salary reductions similarly affecting all executives of the Company and all executives of any person in control of the Company;

     (C) the relocation of the Company's principal executive offices (presently located at 163 Acorn Lane, Colchester, Vermont) to a location more than fifty miles distant from the present location prior to the Change of Control, or the closing thereof, or the Company's requiring you to be based anywhere other than within fifty miles of the present location, except for required travel on the Company's business to an extent substantially consistent with your present business travel obligations;

     (D) the failure by the Company, without your consent, to pay to you any portion of your current compensation except pursuant to an across-the-board compensation deferral similarly affecting all executives of the Company and all executives of any person in control of the Company;

     (E) the failure by the Company to offer you any compensation plan introduced to other executives of similar responsibility or any substitute plans adopted prior to the Change of Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan; or the failure by the Company to continue your participation in any such compensation plan (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of your participation relative to other participants, as existed at the time of the Change of Control;


(F) the failure by the Company to continue to provide you with the benefits substantially similar to those enjoyed by you under any of the following plans or programs maintained by the Company at the time of a Change of
     Control or the taking of any action which would directly or indirectly materially reduce any of such benefits, including but not limited to: (i) fringe benefits, in accordance with the Company's policies in effect at the time of a Change of Control; (ii) group life, accidental death and dismemberment, long-term disability, and medical and dental insurance benefits available to you according to Company policies and employee benefit plans maintained by the Company that are in effect at the time of a Change of Control; (iii) paid vacation in accordance with your agreements with the Company's and/or the Company's policies in effect at the time of a Change of Control; (iv) sick leave in accordance with the Company's policies in effect at the time of a Change of Control; and (v) the Company's Retirement and Supplemental Retirement Plans or any successors thereto, any incentive compensation plans maintained by the Company or any successor thereto, the Company's Deferred Compensation Plan for Certain Officers, any stock-based compensation plans maintained by the Company or successor plans thereto, any savings or thrift plan maintained by the Company, whether or not such plans or programs are subject to ERISA;

(G) any action by the Company that eliminates, materially reduces or jeopardizes the ability of the Company to fulfill its obligations under the Company's Deferred Compensation or Supplemental Retirement Plan, or both such plans, including by way of example and not of limitation, the sale or other disposition of assets of the Company, and all, or substantially all, of the proceeds from such sale or other disposition do not remain with the Company;

(H) the failure of the Company to obtain a satisfactory agreement from any successor company to assume and agree to perform this Agreement, as contemplated in section 7 hereof;

(I) any purported termination of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of subsection
(iv) below (and if applicable, the requirements of subsection (ii) above); for purposes of this Agreement, no such purported termination shall be effective; or

(J) your resignation, if tendered during the thirty days immediately following the first twelve months after a Change of Control; provided, however, that, if the Change of Control occurs pursuant to subsection 4(i)(C), your resignation must be tendered during the thirty days immediately following the first twelve months after the date the Company merges or consolidates with the corporation approved by the shareholders pursuant to subsection 4(i)(C) of this Agreement.

     Your right to terminate your employment pursuant to this subsection shall not be affected by your incapacity due to physical or mental illness. Your continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder. For purposes of this subsection, any good faith determination of Good Reason made by you shall be conclusive.

     (iv) Notice of Termination. Any purported termination of your employment by the Company or by you shall be communicated by written Notice of Termination to the other party hereto in accordance with section 9 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

     (v) Date of Termination. "Date of Termination" shall mean (A) if your employment is terminated for Long-Term Disability, thirty (30) days after Notice of Termination is given (provided that you shall not have returned to the full-time performance of your duties during such thirty (30) day period), and
(B) if your employment is terminated pursuant to subsection (ii) or (iii) above or for any other reason (other than Long-Term Disability), the date specified in the Notice of Termination (which, in the case of a termination pursuant to subsection (ii) above shall not be less than thirty (30) days, and in the case of a termination pursuant to subsection (iii) above shall not be less than fifteen (15) nor more than sixty (60) days, respectively, from the date such Notice of Termination is given); provided that if within fifteen (15) days after any Notice of Termination (as determined without regard to this provision), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Company will continue to pay you your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and continue you as a participant in all compensation, benefit and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this subsection. Amounts paid under this subsection are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

6.     Compensation Upon Termination or During Short-Term Disability.  Following
       -------------------------------------------------------------
a Change of Control, as defined by subsection 4(i), upon termination of your employment or during a period of Short-Term Disability you shall be entitled to the following benefits:

     (i) During any period that you fail to perform your full-time duties with the Company as a result of incapacity due to physical or mental illness (hereinafter "Short-Term Disability") you shall continue to receive your base salary at the rate in effect at the commencement of the Short-Term Disability, together with all compensation and benefits payable or available to you and your family under any other plan in effect during such period, until this Agreement is terminated pursuant to subsection 5(i) hereof. Thereafter, or in the event your employment shall be terminated by the Company or by you for Long-Term Disability, Retirement, or by reason of your Death, your benefits and your family's or heirs' benefits, if applicable, shall be determined under the Company's retirement, insurance and other compensation programs with respect to other peer executives and their families as in effect on the Date of Termination, or if more favorable to you, your family or your heirs, as in effect during the 120-day period immediately preceding a Change of Control, in accordance with the terms of such programs. You, or, if applicable, your heirs or estate, shall also receive your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given.

     (ii) If your employment shall be terminated by the Company for Cause or by you other than for Good Reason, Long-Term Disability, Death or Retirement, the Company shall pay you your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which you are entitled under any compensation or benefit plan of the Company at the time such payments are due, and the Company shall have no further obligations to you under this Agreement.

     (iii) If your employment by the Company shall be terminated (a) by the Company other than for Cause, Retirement, Death or Long-Term Disability or (b) by you for Good Reason, then you shall be entitled to the benefits provided below:

     (A) The Company shall pay you the following: the sum of (1) your full base salary through the Date of Termination to the extent not theretofore paid,
(2) the product of (x) the higher of (I) your most recent annual bonus or variable compensation award and (II) the annual bonus or variable compensation award paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which you were employed for less than twelve full months), for the most recently completed fiscal year since the Change of Control, if any, and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any accrued vacation or sick pay, in each case to the extent not theretofore paid;

(B) In lieu of any further salary payments to you for periods subsequent to the Date of Termination, the Company shall pay as severance pay to you a lump sum severance payment (the "Severance Payment") equal to 2.99 times your "base amount", as defined in section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Such base amount shall be determined in accordance with temporary or final regulations, if any, promulgated under section 280G of the Code.

(C) The Company shall pay to you all legal fees and expenses incurred by you as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of section 4999 of the Code to any payment or benefit provided hereunder), such payment to be made at the later of the times provided in paragraph (D), below or within five (5) days after your request for payment accompanied with such evidence of fees and expenses incurred as the Company reasonably may require.

(D) In addition, if the excise tax imposed under Code section 4999 on "excess parachute payments", as defined in Code section 280G, is provoked by (i) any amount paid or payable to or for the benefit of you under this section as legal fees and expenses, or (ii) any payments or benefits which you receive or have the right to receive from the Company (including the Severance Payment) or any affiliated entity or any payments or benefits under any plan or program maintained by the Company or any affiliated entity, the Company must indemnify you and hold you harmless against all claims, losses, damages, penalties, expenses, and excise taxes. To effect this indemnification, the Company must pay you an additional amount that is sufficient to pay any excise tax imposed by Code section 4999 on the payments and benefits to which you are entitled without the additional amount, plus the excise and income taxes on the additional amount. The determination of any additional amount that must be paid under this section must be made by the Company in good faith.

(E)The payments provided for in paragraphs (B), (C) and (D) above, shall (except as otherwise provided therein) be made not later than the fifth day following the Date of Termination, provided, however, that if the amounts of such payments cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments and shall pay the remainder of such payments
(together with interest at the rate provided in section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth day after demand by the Company (together with interest at the rate provided in section 1274(b)(2)(B) of the Code).

     (iv) If your employment shall be terminated (A) by the Company other than for Cause, Retirement or Disability or (B) by you for Good Reason, then for a thirty-six (36) month period after such termination, the Company shall provide you and your family at Company expense with group life, disability, medical and dental insurance benefits substantially similar to those which you and your family are receiving immediately prior to the Notice of Termination. The Company shall pay any applicable premiums on behalf of you and your family for continuation of medical coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"). Benefits otherwise receivable by you and your family pursuant to this subsection 6(iv) shall be reduced to the extent comparable benefits are actually received by you and your family during the thirty-six (36) month period following your termination, and any such benefits actually received by you and your family shall be reported to the Company.

     (v) If your employment shall be terminated (A) by the Company other than for Cause, Retirement or Long-Term Disability or (B) by you for Good Reason, then in addition to the retirement benefits to which you are entitled under the Company's Retirement Plan and Supplemental Retirement Plan or any successor plans thereto, the Company shall pay you in cash at the time and in the manner provided in paragraph (E) of subsection 6(iii), a lump sum equal to the actuarial equivalent of the excess of (x) the retirement pension (determined as a straight life annuity commencing at age sixty-five) which you would have accrued under the terms of the Company's Retirement Plan without regard to any amendment to the Company's Retirement Plan made subsequent to a Change of Control and on or prior to the Date of Termination, which amendment adversely affects in any manner the computation of retirement benefits thereunder, determined as if you were fully vested thereunder and had accumulated (after the Date of Termination) thirty-six (36) additional months of service credit thereunder at your highest annual rate of compensation during the twelve (12) months immediately preceding the Date of Termination over (y) the retirement pension (determined as a straight life annuity commencing at age sixty-five) which you had then accrued pursuant to the provisions of the Company's Retirement Plan. For the purposes of this subsection, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Company's Retirement Plan immediately prior to the Change of Control.

(vi) The Company shall, at its sole expense as incurred, provide you with outplacement services the scope and provider of which shall be selected by you in your sole discretion.

(vii)     Offsets  Against  Severance  Payment.


     (A) The Severance Payment to which you are entitled under this Agreement may be reduced under this subsection, but not below zero. Reductions in the Severance Payment must be made under this subsection in the manner herein described. The Company must make any required determination or calculation in good faith.

(B) You are not required to seek or accept any employment that is not Comparable Employment. If you obtain any employment during the months remaining in your employment period after the Date of Termination, the Severance Payment must be reduced by all amounts actually earned by you from such employment during those months; except that no such reduction may be made because of earnings from employment in which you could have engaged while you were employed by the Company. For example, the Severance Payment may not be reduced because of your fees for service as a director of a corporation other than the Company or your earnings from part-time employment or from any other employment that would not have impaired your ability to perform the duties described in section 2 of this Agreement.

(C) During the months remaining in your employment period after the Date of Termination and unless you are then eligible to retire under the Company's Retirement Plan, you must seek and accept any Comparable Employment that is offered to you. If the Company establishes that Comparable Employment was offered to you and that you did not accept it, the full amount of wages that you could have earned from Comparable Employment reduces the Severance Payment to which you are entitled under this Agreement.

(D) For purposes of this Agreement, Comparable Employment means employment that entitles you to the same (or higher) total compensation (including employment related benefits) to which you were entitled immediately prior to a Change of Control and to similar status, title(s), office(s), and management responsibilities; employment with a general character and grade similar to the general character and grade of your former employment with the Company; and employment suited to your education, training, and experience. For purposes of the Agreement, employment is not Comparable Employment if such employment is located more than forty miles from the location at which you are based on the Date of Termination; is short-term or temporary employment; entitles you to total compensation that is less than the total compensation (including employment related benefits) to which you were entitled immediately prior to a Change of Control; requires you to take serious bodily or financial risks; entitles you to a lower status, title(s), office(s), and management responsibilities; or would not have impaired your ability to perform the duties described in section 2 of this Agreement.

(E) To prevent hardship, repayment of the Severance Payment under this section may be made by you in installments, determined in the Company's sole discretion, but a repayment arrangement may not be used as a disguised loan.

     (vii)     In  addition  to  all  other  amounts  payable  to you under this section 6, you shall be entitled to receive all benefits payable to you under the Company's Retirement Plan, Savings and Thrift Plan, Supplemental Retirement Plan and any other plan or agreement relating to retirement benefits.

7.     Agreement  Binding  on  Successors.
       ----------------------------------

     (i) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Company in the same amount and on the same terms as you would be entitled to hereunder if you terminate your employment for Good Reason following a Change of Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Company" shall mean the Company as herein before defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     (ii) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there is no such designee, to your estate.

8.     Subsidiary  Corporations.  Upon approval of the Board of Directors of the
       ------------------------
appropriate wholly-owned subsidiary, this Agreement shall apply to an executive of any wholly-owned subsidiary of the Company with the same force and effect as if said executive were employed directly by the Company. Upon approval by said subsidiary's Board of Directors, the executive of the wholly-owned subsidiary shall be entitled to the same benefits from the Company as those granted to executives of the Company. For purposes of this Agreement the transfer of an employee from the Company to any wholly-owned subsidiary of the Company, or from any wholly-owned subsidiary to the Company, or from one wholly-owned subsidiary to another shall not constitute a termination of such employee's employment. As applied to an executive of a wholly-owned subsidiary, the duties and obligations of the Company shall, wherever appropriate, refer to the duties and obligations of the Company's wholly-owned subsidiary which employs the executive; provided, however, that the Company rather than the wholly-owned subsidiary shall remain liable to the executive for payment of benefits due hereunder.

9.     Notice.  For  the  purpose  of  this  Agreement,  notices  and  all other
       ------
communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notice to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

10.     Miscellaneous.  No  provision  of this Agreement may be modified, waived
        -------------
or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. This Agreement supersedes any previous agreements between the Company and you on the matters herein addressed. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Vermont. All reference to sections of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Company under section 6 shall survive the expiration of the term of this Agreement.

11.     Non-exclusivity  of  Rights.  Nothing in this Agreement shall prevent or
        ---------------------------
limit your continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which you may qualify. Amounts which are vested benefits or which you are otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to a Change of Control shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

12.     Confidentiality.
        ---------------

     (i) Confidential information. You must hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge, or data relating to the Company and its business, which is obtained by you during your employment by the Company and which is not public knowledge (other than by acts by you or your representatives in violation of this Agreement). After the termination of your employment with the Company, you must not, without the Company's prior written consent, communicate or divulge any such information, knowledge, or data to anyone other than the Company and those designated by it to receive such information, knowledge, or data. In no event may an asserted violation of this section constitute a basis for deferring or withholding any amounts otherwise payable to you under this Agreement.

     (ii) Records and files. All records and files concerning the Company or the Company's clients and customers belong to and remain the property of the Company.

13.     Termination  of  Employment Prior to a Change of Control of the Company.
        -----------------------------------------------------------------------
You and the Company acknowledge that prior to a Change of Control or a Potential Change of Control, your employment may be terminated by the Company in accordance with the notice provisions set forth in section 1 of this Agreement, and by you at any time, in which case you shall have no further rights under this Agreement.

14.     Anti-assignment.  You may not assign, alienate, anticipate, or otherwise
        ---------------
encumber any rights, duties, or amounts that you might be entitled to receive under this Agreement.

15.     Validity.  The  invalidity  or unenforceability of any provision of this
        --------
Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

16.     Funding.  The  Company  is  not  required  to establish a trust or other
        -------
funding vehicle to pay benefits under this Agreement, except to the extent otherwise required by the Code or ERISA with respect to any employee benefit plan.

17.     Counterparts.  This  Agreement  may be executed in several counterparts,
        ------------
each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

18.     Arbitration.  Any  dispute or controversy arising under or in connection
        -----------
with this Agreement shall be settled exclusively by arbitration in Burlington, Vermont in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

19.     Governing Law.     This Agreement shall be governed by the laws of State
        -------------
of  Vermont.

ACKNOWLEDGMENT  OF  ARBITRATION

     The parties hereto understand that this Agreement contains an agreement to arbitrate. After signing this document, the parties understand that they will not be able to bring a lawsuit concerning any dispute that may arise which is covered by the arbitration agreement, unless it involves a question of constitutional or civil rights. Instead the parties agree to submit any such dispute to an impartial arbitrator.

     This letter is submitted in duplicate. If it sets forth our agreement on the subject matter hereof, kindly sign both copies and return one copy to me within thirty (30) days (after which this offer of severance benefits will lapse). These letters will then constitute our agreement on this subject.

     By:     /s/Thomas  P.  Salmon
             ---------------------
          Thomas  P.  Salmon,  Chairman
          Board  of  Directors
          Green  Mountain  Power  Corporation

Agreed  to  as  of  March  1,  2002



/s/Donald  J.  Rendall,  Jr.
----------------------------
Donald  J.  Rendall,  Jr.
General  Counsel
Green  Mountain  Power  Corporation

GREEN  MOUNTAIN  POWER  CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN  MOUNTAIN  POWER  CORPORATION
-----------------------------------
     (Registrant)

Dated:May  3,  2002                    /s/Robert  J.  Griffin
                                       ----------------------
                              Robert  J.  Griffin,  Controller,
                              Treasurer

Dated:May  3,  2002                    /s/Robert  J.  Griffin
                                       ----------------------
                              Robert  J.  Griffin,  Controller,  Treasurer
                              (as  Principal  Financial  Officer)