Form 10-Q/A
period 2002-03-31
GREEN MOUNTAIN POWER CORP
filed 2002-05-07
CIK 43704

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
                                                                         =============  ========  ========



GREEN  MOUNTAIN  POWER  CORPORATION
                               CONSOLIDATED BALANCE SHEETS                         UNAUDITED
                                                                                   ---------
                                                                                   AT MARCH 31,      DECEMBER 31,

                                                                                   2002       2001       2001
                                                                                 ---------  ---------  ---------
In thousands except share data
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock equity
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
5,712,680,  5,617,116 and 5,701,010)                                             $ 19,047   $ 18,723   $ 19,004
Additional paid-in capital                                                         74,753     73,668     74,581
Retained earnings                                                                  10,643      2,639      8,070
Treasury stock, at cost (15,856 shares)                                              (378)      (378)      (378)
                                                                                 ---------  ---------  ---------
                                                  Total common stock equity       104,065     94,652    101,277
Redeemable cumulative preferred stock                                               1,325     12,560     12,325
Long-term debt, less current maturities                                            71,000     72,100     74,400
                                                                                 ---------  ---------  ---------
                                                  Total capitalization            176,390    179,312    188,002
                                                                                 ---------  ---------  ---------
CAPITAL LEASE OBLIGATION                                                            5,959      6,449      5,959
                                                                                 ---------  ---------  ---------
CURRENT LIABILITIES
Current maturities of preferred stock                                                 235        235        235
Current maturities of long-term debt                                                8,000      9,700      9,700
Short-term debt                                                                     6,000      8,900          -
Accounts payable, trade and accrued liabilities                                     6,928      4,566      7,237
Accounts payable to associated companies                                            7,613      6,561      8,361
Accrued taxes                                                                       4,372        255          -
Customer deposits                                                                     976        753        971
Purchased power call option liability                                                   -      6,696          -
Interest accrued                                                                    1,327      1,753      1,100
Energy East power supply obligation                                                     -     15,789          -
Rate Levelization liability                                                         6,315      7,218      8,527
Other                                                                               1,459      1,506      2,945
                                                                                 ---------  ---------  ---------
                                                  Total current liabilities        43,225     63,932     39,076
                                                                                 ---------  ---------  ---------
DEFERRED CREDITS
Power supply derivative liability                                                  40,776     31,517     37,313
Accumulated deferred income taxes                                                  23,462     25,541     23,759
Unamortized investment tax credits                                                  3,342      3,625      3,413
Pine Street Barge Canal site cleanup                                               10,068     11,140     10,059
Other                                                                              21,033     20,565     20,852
                                                                                 ---------  ---------  ---------
                                                  Total deferred credits           98,681     92,388     95,396
                                                                                 ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
Other Liabilities                                                                   3,011      3,317      1,701
                                                                                 ---------  ---------  ---------
                                                  Total non-utility liabilities     3,011      3,317      1,701
                                                                                 ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES                                             $327,266   $345,398   $330,134
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