Form 10-Q
period 2002-06-30
GREEN MOUNTAIN POWER CORP
filed 2002-08-14
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                                 -------------

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
                                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS  -  COMMON  STOCK       OUTSTANDING  AT  AUGUST  9,  2002
---------------------------      ----------------------------------
    $3.33  1/3  PAR  VALUE                         5,723,540












                        GREEN MOUNTAIN POWER CORPORATION
       INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
               AT AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                  2002 AND 2001


Financial  Statements                                                    Page

Consolidated  Statements  of  Income                                         3

Consolidated  Statements  of  Cash  Flows                                     4

Consolidated  Balance  Sheets                                               5

Notes  to  Consolidated  Financial  Statements                                7

Management's Discussion and Analysis of Financial Condition                   16
     And  Results  of  Operations

Other  Information                                                    25

Exhibits  and  Reports  on  Form  8-K                                     25



The accompanying notes are an integral part of the consolidated financial statements.


 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                              UNAUDITED
                                                                              ----------
                                                           THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                                                      JUNE 30          JUNE 30
                                                                 2002      2001      2002       2001
                                                               --------  --------  ---------  ---------
In thousands, except per share data
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .  $65,135   $67,471   $134,001   $142,267
                                                               --------  --------  ---------  ---------
 OPERATING EXPENSES
 Power Supply
  Vermont Yankee Nuclear Power Corporation. . . . . . . . . .    8,191     5,737     16,265     19,422
  Company-owned generation. . . . . . . . . . . . . . . . . .      617      (133)     1,578      2,243
  Purchases from others . . . . . . . . . . . . . . . . . . .   37,588    40,166     75,734     78,541
 Other operating. . . . . . . . . . . . . . . . . . . . . . .    3,547     4,405      7,054      7,773
 Transmission . . . . . . . . . . . . . . . . . . . . . . . .    4,002     3,544      7,972      7,002
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .    2,059     2,078      4,274      3,535
 Depreciation and amortization. . . . . . . . . . . . . . . .    3,408     3,623      6,939      7,312
 Taxes other than income. . . . . . . . . . . . . . . . . . .    1,934     1,915      3,905      3,903
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . .      975     1,861      3,025      3,687
                                                               --------  --------  ---------  ---------
    Total operating expenses. . . . . . . . . . . . . . . . .   62,321    63,196    126,746    133,418
                                                               --------  --------  ---------  ---------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    2,814     4,275      7,255      8,849
                                                               --------  --------  ---------  ---------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations.      535       584      1,069      1,135
 Allowance for equity funds used during construction. . . . .       49        45        122         59
 Other income (deductions), net . . . . . . . . . . . . . . .       15       (47)       (53)       (74)
                                                               --------  --------  ---------  ---------
    TOTAL OTHER INCOME (DEDUCTIONS) . . . . . . . . . . . . .      599       582      1,138      1,120
                                                               --------  --------  ---------  ---------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . .    3,413     4,857      8,393      9,969
                                                               --------  --------  ---------  ---------
 INTEREST CHARGES
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    1,254     1,547      2,613      3,095
 Other interest . . . . . . . . . . . . . . . . . . . . . . .      295       232        508        710
 Allowance for borrowed funds used during construction. . . .      (22)      (41)       (54)      (103)
                                                               --------  --------  ---------  ---------
    TOTAL INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,527     1,738      3,067      3,702
                                                               --------  --------  ---------  ---------
 INCOME BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . .    1,886     3,119      5,326      6,267
 DISCONTINUED OPERATIONS
 Preferred stock dividend requirement . . . . . . . . . . . .       11       235         95        469
                                                               --------  --------  ---------  ---------
 Income from continuing operations. . . . . . . . . . . . . .    1,875     2,884      5,231      5,798
 Net income from discontinued segment
 operations . . . . . . . . . . . . . . . . . . . . . . . . .        -
 Loss on disposal, including provisions for
 operating losses during phaseout period. . . . . . . . . . .        -      (150)         -       (150)
                                                               --------  --------  ---------  ---------
 NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 1,875   $ 2,734   $  5,231   $  5,648
                                                               ========  ========  =========  =========
 Common stock data
 Basic earnings per share . . . . . . . . . . . . . . . . . .  $  0.33   $  0.49   $   0.92   $   1.01
 Diluted earnings per share . . . . . . . . . . . . . . . . .     0.32      0.47       0.89       0.98
 Cash dividends declared per share. . . . . . . . . . . . . .  $  0.14   $  0.14   $   0.28   $   0.28
 Weighted average common shares outstanding-basic . . . . . .    5,711     5,615      5,701      5,602
 Weighted average common shares outstanding-diluted . . . . .    5,877     5,777      5,866      5,759

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Balance - beginning of period. . . . . . . . . . . . . . . .  $10,644   $ 2,639   $  8,070   $    493
 Net Income . . . . . . . . . . . . . . . . . . . . . . . . .    1,886     2,969      5,326      6,117
 Preferred stock dividend requirement . . . . . . . . . . . .      (11)     (235)       (95)      (469)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (50)        -        (50)         -
 Cash Dividends-common stock. . . . . . . . . . . . . . . . .     (786)     (771)    (1,568)    (1,539)
                                                               --------  --------  ---------  ---------
 Balance - end of period. . . . . . . . . . . . . . . . . . .  $11,683   $ 4,602   $ 11,683   $  4,602
                                                               ========  ========  =========  =========


 The accompanying notes are an integral part of these consolidated financial statements.



                                GREEN  MOUNTAIN  POWER  CORPORATION                                           UNAUDITED
                                                                                                               ---------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS                                         FOR THE SIX MONTHS ENDED
                                                                                                                JUNE 30
                                                                                                          2002         2001
                                                                                                     --------------  ---------
OPERATING ACTIVITIES:                                                                                 In thousands
Net income before preferred stock dividend requirement                                               $       5,326   $  6,117
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                                                6,939      7,312
Dividends from associated companies less equity income                                                          97         21
Allowance for funds used during construction                                                                  (176)      (162)
Amortization of purchased power costs                                                                        3,611      2,008
Deferred income taxes                                                                                          988     (1,714)
Deferred revenues                                                                                                -      3,158
Deferred purchased power costs                                                                              (2,075)    (1,966)
Accrued purchase power contract option call                                                                      -     (2,376)
Earnings cap deferral and rate levelization liability                                                       (4,309)     4,869
Environmental and conservation amortization (deferrals), net                                                  (800)    (1,377)
Changes in:
Accounts receivable                                                                                          1,209      1,034
Accrued utility revenues                                                                                       849        708
Fuel, materials and supplies                                                                                   173       (261)
Prepayments and other current assets                                                                         1,670      1,578
Accounts payable                                                                                            (2,363)    (1,346)
Accrued income taxes payable and receivable                                                                  1,359      2,125
Other current liabilities                                                                                     (680)       389
Other                                                                                                          152     (1,856)
                                                                                                     --------------  ---------
    Net cash provided by continuing operations                                                              11,970     18,261

INVESTING ACTIVITIES:
Construction expenditures                                                                                   (8,638)    (5,224)
Investment in nonutility property                                                                             (100)      (101)
                                                                                                     --------------  ---------
    Net cash used in investing activities                                                                   (8,738)    (5,325)
                                                                                                     --------------  ---------

FINANCING ACTIVITIES:
Redemption of preferred stock                                                                              (12,325)         -
Issuance of common stock                                                                                       472        806
Reduction in long term debt                                                                                 (5,100)    (1,700)
Power supply option obligation, net                                                                              -        244
Short-term debt, net                                                                                        10,400    (10,608)
Cash dividends and preferred stock dividend requirement                                                     (1,664)    (2,008)
                                                                                                     --------------  ---------

    Net cash used in financing activities                                                                   (8,217)   (13,266)
                                                                                                     --------------  ---------
Net increase(decrease) in cash and cash equivalents                                                         (4,985)      (330)

Cash and cash equivalents at beginning of period                                                             5,006        341
                                                                                                     --------------  ---------

Cash and cash equivalents at end of period                                                           $          21   $     11
                                                                                                     ==============  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
                                                              Interest (net of amounts capitalized)  $       3,053   $  1,354
                                                              Income taxes, net                              2,349          -


The accompanying notes are an integral part of these consolidated financial statements.


PART  I,  ITEM  1

GREEN  MOUNTAIN  POWER  CORPORATION
                            CONSOLIDATED BALANCE SHEETS                       UNAUDITED
                                                                               ---------
                                                                              AT JUNE 30,         DECEMBER 31,
                                                                             2002         2001      2001
                                                                         -------------  --------  --------
                                                                         In thousands
ASSETS
UTILITY PLANT
Utility plant, at original cost                                          $     306,127  $295,133  $302,489
Less accumulated depreciation                                                  122,950   114,380   119,054
                                                                         -------------  --------  --------
Net utility plant                                                              183,177   180,753   183,435
Property under capital lease                                                     5,959     6,449     5,959
Construction work in progress                                                   10,530     6,955     7,464
                                                                         -------------  --------  --------
                                               Total utility plant, net        199,666   194,157   196,858
                                                                         -------------  --------  --------
OTHER INVESTMENTS
Associated companies, at equity                                                 14,019    14,322    14,093
Other investments                                                                7,108     6,598     6,852
                                                                         -------------  --------  --------
                                               Total other investments          21,127    20,920    20,945
                                                                         -------------  --------  --------
CURRENT ASSETS
Cash and cash equivalents                                                           21        11     5,006
Certficate of deposit, pledged as collateral                                         -    15,936         -
Accounts receivable, customers and others,
less allowance for doubtful accounts
                                               of $613, $613, and $613          15,902    24,560    17,111
Accrued utility revenues                                                         5,015     6,385     5,864
Fuel, materials and supplies, at average cost                                    3,885     4,316     4,058
Prepayments                                                                        413       889     1,976
Income tax receivable                                                                -         -     1,699
Other                                                                              363       278       469
                                                                         -------------  --------  --------
                                               Total current assets             25,599    52,375    36,183
                                                                         -------------  --------  --------
DEFERRED CHARGES
Demand side management programs                                                  6,687     6,485     6,961
Purchased power costs                                                            1,995     8,604     3,504
Pine Street Barge Canal                                                         12,425    12,370    12,425
Power supply derivative deferral                                                33,694    15,714    37,313
Other                                                                           14,612    15,749    14,870
                                                                         -------------  --------  --------
                                               Total deferred charges           69,413    58,922    75,073
                                                                         -------------  --------  --------
NON-UTILITY
Cash and cash equivalents                                                            -         -         -
Other current assets                                                                 8         8         8
Property and equipment                                                             250       251       250
Other assets                                                                       775       847       817
                                                                         -------------  --------  --------
                                               Total non-utility assets          1,033     1,106     1,075
                                                                         -------------  --------  --------

TOTAL ASSETS                                                             $     316,838  $327,480  $330,134
                                                                         =============  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.



GREEN  MOUNTAIN  POWER  CORPORATION
                               CONSOLIDATED BALANCE SHEETS                          UNAUDITED
                                                                                     ---------
                                                                              AT JUNE 30,          DECEMBER 31,
                                                                                   2002       2001       2001
                                                                                 ---------  ---------  ---------
In thousands except share data
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock equity
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
5,716,975,  5,641,009 and 5,701,010)                                             $ 19,110   $ 18,802   $ 19,004
Additional paid-in capital                                                         74,948     73,933     74,581
Retained earnings                                                                  11,683      4,602      8,070
Treasury stock, at cost (15,856 shares)                                              (378)      (378)      (378)
                                                                                 ---------  ---------  ---------
                                                  Total common stock equity       105,363     96,959    101,277
Redeemable cumulative preferred stock                                                  85     12,560     12,325
Long-term debt, less current maturities                                            71,000     70,400     74,400
                                                                                 ---------  ---------  ---------
                                                  Total capitalization            176,448    179,919    188,002
                                                                                 ---------  ---------  ---------
CAPITAL LEASE OBLIGATION                                                            5,959      6,449      5,959
                                                                                 ---------  ---------  ---------
CURRENT LIABILITIES
Current maturities of preferred stock                                                 150        235        235
Current maturities of long-term debt                                                8,000      9,700      9,700
Short-term debt                                                                    10,400      4,892          -
Accounts payable, trade and accrued liabilities                                     6,410      8,985      7,237
Accounts payable to associated companies                                            6,825      5,932      8,361
Accrued taxes                                                                         933          -          -
Customer deposits                                                                     838        816        971
Purchased power call option liability                                                   -      5,901          -
Interest accrued                                                                    1,145      1,075      1,100
Energy East power supply obligation                                                     -     16,163          -
Rate Levelization liability                                                         4,218      4,869      8,527
Deferred revenues                                                                       -      3,158          -
Other                                                                               1,081      1,959      2,945
                                                                                 ---------  ---------  ---------
                                                  Total current liabilities        40,000     63,685     39,076
                                                                                 ---------  ---------  ---------
DEFERRED CREDITS
Power supply derivative liability                                                  33,694     15,714     37,313
Accumulated deferred income taxes                                                  24,888     24,071     23,759
Unamortized investment tax credits                                                  3,272      3,554      3,413
Pine Street Barge Canal site cleanup                                                9,436     11,080     10,059
Other                                                                              20,787     21,374     20,852
                                                                                 ---------  ---------  ---------
                                                  Total deferred credits           92,077     75,793     95,396
                                                                                 ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
Other Liabilities                                                                   2,354      1,634      1,701
                                                                                 ---------  ---------  ---------
                                                  Total non-utility liabilities     2,354      1,634      1,701
                                                                                 ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES                                             $316,838   $327,480   $330,134
                                                                                 =========  =========  =========



The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2002



PART  I-ITEM  1
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

The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. In periods prior to April 2001, we charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These were called seasonally differentiated rates. Seasonal rates were eliminated in April 2001, and generated approximately $8.5 million of revenues deferred in 2001 that we estimate will be used to offset increased costs during 2002, including $2.2 million that was recognized during the first quarter, and $2.1 million recognized in the second quarter.
Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

UNREGULATED  OPERATIONS
     We have or have had unregulated, wholly owned subsidiaries: Northern Water Resources, Inc. ("NWR"); Green Mountain Propane Gas Company Limited ("GMPG"); GMP Real Estate Corporation; and Green Mountain Resources, Inc. ("GMRI"). During 2000 and 2001, we sold most of the assets of NWR, and reported its results as income (loss) from operations of a discontinued segment. See the disclosure under the caption "Segments and Related Information" for a more detailed discussion. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries, including NWR during 2002, and the rental water heater program are included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements.



2.     INVESTMENT  IN  ASSOCIATED  COMPANIES
     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).

VERMONT YANKEE NUCLEAR POWER CORPORATION ("VY", OR "VERMONT YANKEE") Percent ownership: 19.0% common

                     Three Months Ended   Six Months Ended
                               June 30       June 30
                         2002     2001     2002     2001
                        -------  -------  -------  -------
(in thousands)
Gross Revenue. . . . .  $46,764  $57,031  $85,495  $97,995
Net Income Applicable.    1,462    1,574    2,949    3,124
      to Common Stock
Equity in Net Income .      258      287      571      560

On August 15, 2001, VY agreed to sell its nuclear power plant to Entergy Corporation for approximately $180 million. On July 31, 2002, Vermont Yankee announced that the sale of its nuclear power plant to Entergy Nuclear Vermont Yankee ("Entergy") had been completed. In addition to the sale of the generating plant, the transaction calls for Entergy to provide 20 percent of the plant output to the Company through 2012, which represents approximately 35 percent of the Company's energy requirements. The Company continues to own approximately 19 percent of the common stock of VY. The benefits to Green Mountain Power of the plant sale and power contract with Entergy include:
     Vermont Yankee receives cash approximately equal to the book value of the plant assets, removing the potential for stranded costs associated with the plant.
     Vermont Yankee and its owners will no longer bear operating risks associated with running the plant.
     Vermont Yankee and its owners will no longer bear the risks associated with the eventual decommissioning of the plant.
     Prices under the power contract with Entergy range from $39 to $45 per megawatt-hour, substantially lower than the forecasted cost of continued ownership and operation by Vermont Yankee.
     The power contract with Entergy calls for a downward adjustment in the price if market prices for electricity fall by defined amounts beginning no later than November 2005. If market prices rise, however, the contract prices are not adjusted upward.

The Company remains responsible for procuring replacement energy at market prices during periods of scheduled or unscheduled outages at the Entergy plant.
   The VY plant had fuel rods that required repair during May 2002, a maintenance requirement that is not unique to VY. VY shutdown the plant for a twelve-day period, beginning on May 11, 2002, to repair the rods. The Company estimates its portion of the cost for repair, including incremental replacement energy costs, to be approximately $2.0 million. The Company received an accounting order from the Vermont Public Service Board on August 2, 2002, allowing it to defer the additional costs related to the outage, and believes that such amounts are probable of future recovery.
The Company's ownership share of VY has increased from approximately 17.9 percent last year to approximately 19.0 percent currently, due to VY's purchase of certain minority shareholders' interests.


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

                   Three Months Ended  Six Months Ended
                          June 30          June 30
                        2002    2001    2002     2001
                       ------  ------  -------  -------
(in thousands)
Gross Revenue . . . .  $5,312  $8,548  $11,796  $15,718
Net Income. . . . . .     318     309      513      552
Equity in Net Income.      92      91      169      146

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

PINE  STREET  BARGE  CANAL  SITE
     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal ("Pine Street") site in Burlington, Vermont, where coal tar and other industrial materials were deposited.
     In September 1999, we negotiated a final settlement with the United States, the State of Vermont (the "State"), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. In November 1999, the Consent Decree was filed in the federal district court. The Consent Decree addresses claims by the Environmental Protection Agency (the "EPA") for past Pine Street site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
As of June 30, 2002, our total expenditures related to the Pine Street site since 1982 were approximately $25.9 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently waiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals of a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up ("remediation costs"), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, together with our remediation costs, to be $12.4 million over the next 32 years. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset, and we believe that it is probable that we will receive future revenues to recover these costs.
Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site-related costs, the Company and the Vermont Department of Public Service (the "Department"), and as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.
We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers". The VPSB Order released January 23, 2001 and discussed below did not change the status of Pine Street cost recovery.

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

During the first half of 2002, $1.5 million in power supply expense was recognized to reflect the cost of option A, which is recognized ratably over the year. Hydro-Quebec has previously agreed not to call option B during the 2002 contract year. At June 30, 2002, the cumulative amount of power purchased by Hydro-Quebec under option B is approximately 432,000 MWh.
     During the first quarter of 2001, Hydro-Quebec exercised option A and option B, calling for deliveries of 134,592 MWh during June, July and August of 2001. The Company recognized $3.3 million in expense during the six months ended June 30, 2001 to reflect 9701 estimated costs. A regulatory asset of $3.3 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power for 2001.
     If estimated costs of fulfilling the Hydro-Quebec option calls exceed amounts recovered in rates, the excess cost would be immediately charged against earnings. No charge for excess cost was required during the first half of 2002 and 2001. No charges in excess of amounts provided in rates or previously recorded are anticipated for the remainder of 2002.
Hydro-Quebec's option to curtail energy deliveries pursuant to a July 1994 Agreement can be exercised in addition to these purchase options if documented drought conditions exist. The exercise of this curtailment option is limited to five times, requiring notice four months in advance of any contract year, and cannot reduce deliveries by more than approximately 13 percent. The Company may defer the curtailment by one year. Hydro-Quebec also has the option to reduce the load factor from 75 percent to 65 percent under the 1987 Contract a total of three times over the life of the contract. The Company can delay the load factor reduction by one year under the same contract. During 2001, Hydro-Quebec exercised the first of its load factor reduction options intended for 2002, and the Company delayed the effective date of this exercise until 2003. The Company estimates that the net cost of Hydro-Quebec's exercise of its load factor reduction option will increase power supply expense during 2003 by approximately $0.4 million.
It is possible our estimate of future power supply costs could differ materially from actual results.

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

4.  SEGMENTS  AND  RELATED  INFORMATION
     The Company has two reportable segments during 2002, the electric utility and NWR. NWR was reported as discontinued operations in 2001. The Company was unable to sell all of the NWR investments and believes that classification and reporting as discontinued operations is no longer appropriate. The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly owned unregulated subsidiaries (GMPG, GMRI, NWR and GMP Real Estate) and the rental water heater program as a separate line item in the Other Income section in the Consolidated Statement of Income.
NWR is an unregulated business that invested in energy generation, energy efficiency and wastewater treatment projects. As of June 30, 2002, most of NWR's net assets and liabilities have been sold or otherwise disposed. The remaining net liability reflects expected warranty obligations, net of equity investments in two wind farms and wastewater treatment projects.
In 2001, the Company reported NWR results as discontinued operations. The provisions for loss from discontinued operations reflected the Company's most recent estimate at that time. The ultimate loss remains subject to the disposition of NWR's remaining liabilities, primarily wastewater treatment warranty obligations, and could exceed amounts recorded. Results of operations for NWR for the three and six months ended June 30, 2002 are now reported as continuing operations under the caption Equity in earnings of affiliates and non-utility operations. Segment information compared with the Company's results includes the following:


                                    Three months ended     Six months ended
                                           June 30          June 30
                                         2002      2001      2002       2001
                                       --------  --------  ---------  ---------
(in thousands, except per share data)
External revenues
 Electric utility . . . . . . . . . .  $65,135   $74,796   $134,001   $142,267
 NWR segment. . . . . . . . . . . . .       62        35         62        104
Net income from
  operations
 Electric utility . . . . . . . . . .  $ 1,890   $ 2,884   $  5,272   $  5,798
 NWR segment. . . . . . . . . . . . .      (15)     (150)       (41)      (150)
                                       --------  --------  ---------  ---------
Consolidated net income . . . . . . .  $ 1,875   $ 2,914   $  5,231   $  5,648
                                       ========  ========  =========  =========
Basic earnings per share
   Discontinued operations. . . . . .  $     -   $ (0.03)  $      -   $  (0.03)
   Continuing operations. . . . . . .     0.33      0.51       0.92       1.04
Diluted earnings per share
   Discontinued operations. . . . . .  $     -   $ (0.03)  $      -   $  (0.03)
   Continuing operations. . . . . . .     0.32      0.47       0.89       0.98

5.  DERIVATIVE  INSTRUMENTS  AND  RISK  MANAGEMENT
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133").
SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, was effective for the Company beginning 2001.
One objective of the Company's risk management program is to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights with counter-parties that have at least investment grade ratings. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. Futures, swaps and forward contracts are used to hedge market prices should option calls by Hydro-Quebec be exercised. The Company's risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions.
On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings effects relating to future periods caused by application of SFAS 133. At June 30, 2002, the Company had a liability reflecting the fair value of the two derivatives described below, as well as a corresponding regulatory asset of approximately $33.7 million. The Company believes that the regulatory asset is probable of recovery in future rates. The liability is based on current estimates of future market prices that are subject to change by material amounts.
If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.
The Company has a contract with Morgan Stanley Capital Group, Inc. ("MS") used to hedge against increases in fossil fuel prices. MS purchases the majority of the Company's power supply resources at index (fossil fuel resources) or specified (i.e., contracted resources) prices and then sells to us at a fixed rate to serve pre-established load requirements. This contract allows management to fix the cost of much of its power supply requirements, subject to power resource availability and other risks. The MS contract is a derivative under SFAS 133 and was scheduled to expire on December 31, 2003. In August 2002, the Company extended the contract with MS through December 31, 2006. Beginning in 2004, the extended contract includes only our interests in the Wyman and Stonybrook plants with respective capacities of 7 MW and 45 MW, and our estimated load requirements not satisfied by contractual arrangements and other owned generation. The cost of power purchased from MS for 2003 is expected to be approximately $6.0 million less than the cost of power purchased from MS during 2002. The remainder of our load requirements are substantially provided through our power supply contracts and arrangements with Hydro-Quebec and our entitlements to power generated at the Vermont Yankee nuclear plant now owned by Entergy.
     Management's estimate of the fair value of the future net cost of this contract at June 30, 2002 is approximately $5.1 million.
     We also sometimes use future contracts to hedge forecasted wholesale sales of electric power, including material sales commitments. We currently have an arrangement with Hydro-Quebec that grants it an option to call power at prices below current and estimated future market rates. This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at June 30, 2002 is approximately $28.6 million.

6.  NEW  ACCOUNTING  STANDARDS
     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method to account for business combinations initiated after June 30, 2001 and uses a non-amortization approach to purchased goodwill and other indefinite-lived intangible assets. Under SFAS 142, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives, will no longer be amortized, and will be subject to annual impairment tests. The adoption of these accounting standards did not impact the Company's financial position or results of operations as of June 30, 2002.
     In 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for the Company's 2003 fiscal year, which provides guidance on accounting for nuclear plant decommissioning costs. SFAS 143 prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning obligations, and requires recognition of such liabilities at the time incurred. The Company has not yet determined what impact, if any, the accounting standard will have on its financial position or results of operations.
     In 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 specifies accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not impact the Company's financial position or results of operations as of June 30, 2002.

7.  COMPUTATION  OF  EARNINGS  PER  SHARE
Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. The Company established a stock incentive plan for all directors and employees during the year ended December 31, 2000, and options granted are exercisable over vesting schedules of between one and four years.

                                     Three months ended  Six months ended
                                             June 30          June 30
                                           2002    2001    2002    2001
                                          ------  ------  ------  ------
(in thousands)
Net income before preferred dividends. .  $1,886  $2,969  $5,326  $6,117
Preferred stock dividend requirement . .      11     235      95     469
                                          ------  ------  ------  ------
Net income applicable to common stock. .  $1,875  $2,734  $5,231  $5,648
                                          ======  ======  ======  ======


Average number of common shares-basic. .   5,711   5,615   5,701   5,602
Dilutive effect of stock options . . . .     166     162     165     157
Anti-dilutive stock options. . . . . . .       -       -       -       -
                                          ------  ------  ------  ------
Average number of common shares-diluted.   5,877   5,777   5,866   5,759
                                          ======  ======  ======  ======

GREEN  MOUNTAIN  POWER  CORPORATION
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
JUNE  30,  2002

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

Management believes the most critical accounting policies include the regulatory accounting framework within which we operate and the manner in which we account for certain power supply arrangements that qualify as derivatives. These accounting policies, among others, affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements, including estimates and judgments used in determining the current period recognition of revenues deferred in 2001, as discussed further under the caption "Operating Revenues and MWh Sales-Revenues", in this section.
     As you read this section it may be helpful to refer to the consolidated financial statements and notes in Part I-Item 1.
There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes," "estimates", "expects," "plans," or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be materially different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" in this section:
     Regulatory  and  judicial  decisions  or  legislation;
     Weather;
     Energy  supply  and  demand  and  pricing;
     Availability,  terms,  and  use  of  capital;
     General  economic  and  business  risk;
     Nuclear  and  environmental  issues;
     Changes  in  technology;  and
     Industry  restructuring  and  cost  recovery  (including  stranded  costs).

     These forward-looking statements represent only our estimates and assumptions as of the date of this report.

RESULTS  OF  OPERATIONS
EARNINGS  SUMMARY  -  OVERVIEW
In this section, we discuss our earnings and the principal factors affecting them. We separately discuss earnings for the utility business and for our unregulated businesses.

Total  basic  earnings  per  share  of  Common  Stock*
                  Three months ended     Six months ended
                            June 30         June 30
                          2002    2001    2002    2001
                          -----  -------  -----  -------
Utility business . . . .  $0.31  $ 0.51   $0.89  $ 0.99
Unregulated businesses .   0.02    0.01    0.03    0.05
                          -----  -------  -----  -------
Earnings from:
Continuing operations. .   0.33    0.52    0.92    1.04
Discontinued segment . .      -   (0.03)      -   (0.03)
                          -----  -------  -----  -------

Basic earnings per share  $0.33  $ 0.49   $0.92  $ 1.01
                          =====  =======  =====  =======


*The three and six months ended June 30, 2002 include recognition of $2.1 million and
$4.2  million  of  deferred  revenues,  respectively

UTILITY  BUSINESS
     The Company recorded basic earnings per share from utility operations of $0.31 in the quarter ended June 30, 2002, compared with utility earnings of $0.51 per share in the second quarter of 2001. Earnings declined as a result of increased power supply costs during the second quarter of 2002, compared with the same quarter of 2001. Power supply costs rose as a result of increased costs under our power supply agreement with Morgan Stanley, capacity cost increases at the Vermont Yankee nuclear plant and reimbursement of approximately $1.0 million received in 2001 for power supply costs incurred during previous periods. The increases in power supply costs in the second quarter of 2002 were partially offset by a reduction in costs arising from decreased sales of electricity to wholesale customers.
     Retail operating revenues increased by $2.7 million during the second quarter of 2002, compared with the same quarter of 2001, primarily due to the recognition of $2.1 million in revenues deferred during 2001 in accordance with the settlement of the Company's retail rate case approved by the Vermont Public Service Board in January 2001.
     Basic earnings per share from utility operations for the six months ended June 30, 2002 were $0.89 compared with basic earnings per share of $0.99 for the same period in 2001, due to the same factors influencing second quarter results.

UNREGULATED  BUSINESSES
Earnings from unregulated businesses included in results from continuing operations for the three months ended June 30, 2002 were lower than during the same period in 2001. A financial summary for these businesses follows:


             Three Months Ended   Six Months Ended
                   June 30          June 30
                2002       2001   2002   2001
            -------------  -----  -----  -----
            In thousands
Revenue. .  $         253  $ 251  $ 502  $ 510
Expense. .            150    131  $ 316    256
            -------------  -----  -----  -----
Net Income  $         103  $ 120  $ 186  $ 254
            =============  =====  =====  =====

OPERATING  REVENUES  AND  MWH  SALES



Our revenues from operations, megawatthour ("MWh") sales and average number of customers for the three and six months ended June 30, 2002 and 2001 are summarized below:

                            Three months ended      Six months ended
                                    June 30          June 30
                              2002       2001        2002        2001
                            --------  ----------  ----------  ----------
(dollars in thousands)
 Operating revenues
     Retail. . . . . . . .  $ 48,256  $   45,586  $  100,745  $   97,539
     Sales for Resale. . .    16,092      20,760      31,901      42,598
     Other . . . . . . . .       787       1,126       1,355       2,131
                            --------  ----------  ----------  ----------
 Total Operating Revenues.  $ 65,135  $   67,472  $  134,001  $  142,268
                            ========  ==========  ==========  ==========

 MWh sales-Retail. . . . .   457,128     459,144     952,622     977,405
 MWh sales for Resale. . .   517,937     545,288   1,036,224   1,183,384
                            --------  ----------  ----------  ----------
 Total MWh Sales . . . . .   975,065   1,004,432   1,988,846   2,160,789
                            ========  ==========  ==========  ==========


 Average  Number  of  Customers
                     Three months ended           Six months ended
                               June 30          June 30

                                2002    2001    2002    2001
                               ------  ------  ------  ------
    Residential . . . . . . .  73,730  73,075  73,831  73,112
    Commercial and Industrial  13,104  12,998  13,076  12,966
    Other . . . . . . . . . .      64      66      65      66
                               ------  ------  ------  ------
 Total Number of Customers. .  86,898  86,139  86,972  86,143
                               ======  ======  ======  ======

REVENUES
     Total revenues from operations in the second quarter of 2002 decreased $2.3 million or 3.5 percent compared with the same period in 2001. Operating revenues result from retail and wholesale sales of electricity.
Retail revenues in the second quarter of 2002 were $2.7 million or 5.9 percent higher compared with the same period in 2001, primarily as a result of the recognition of $2.1 million of revenues deferred during 2001 under a settlement order in the Company's retail rate filing that was approved by the Vermont Public Service Board in January 2001. Total retail MWh sales of electricity in the second quarter of 2002 decreased by 0.4 percent from the same quarter of 2001, reflecting a decrease in sales to industrial customers of 5.5 percent that was substantially offset by increased sales of 3.4 percent to small commercial and industrial customers and 1.5 percent to residential customers. Retail revenues for the six months ended June 30, 2002 were $3.2 million or 3.3 percent higher when compared with the same period in 2001, reflecting the recognition of $4.3 million of deferred revenues, partially offset by decreased retail MWh sales of approximately 2.5 percent due to warmer than normal winter temperatures and a softening economy in 2002.
The Company currently estimates that its earnings for 2002 will approximate its allowed rate of return of 11.25% percent, and that it will recognize the remaining balance of $4.2 million of deferred revenues during 2002.
We sell wholesale electricity to others for resale. Our revenue from wholesale MWh sales of electricity decreased $4.7 million or 22.5 percent in the second quarter of 2002 compared with the same period in 2001. The decrease was due primarily to decreased sales under various arrangements with Hydro-Quebec.

OPERATING  EXPENSES
POWER  SUPPLY  EXPENSES
     Power supply expenses increased 1.4 percent or $0.6 million in the second quarter of 2002 over the same period in 2001, as a result of increased costs under our power supply agreement with Morgan Stanley, capacity cost increases at the Vermont Yankee nuclear plant and reimbursement of approximately $1.0 million received in 2001 for power supply costs incurred during previous periods. The increases in power supply costs in the second quarter of 2002 were partially offset by a reduction in costs arising from decreased sales of electricity to wholesale customers.
Power supply expenses at Vermont Yankee increased 42.8 percent or $2.5 million during the second quarter of 2002 compared with the second quarter of 2001, due to the deferral of maintenance and repair costs associated with a scheduled refueling outage in 2001. The sale of the VY generating plant is discussed under Part I, Item 2, "Investment in Associated Companies". Company-owned generation expenses increased $0.7 million in the second quarter of 2002 compared with the same period in 2001 primarily due to a 2001 reimbursement of fuel costs expended in periods prior to 2001 to support system reliability. The Company received reimbursement of its costs of running its generating units for system reliability from the Independent System Operator of New England ("ISO") during the second quarter of 2001.
The cost of power that we purchased from other companies decreased 6.4 percent or $2.6 million in the second quarter of 2002 compared with the same period in 2001. This was primarily due to a $4.7 million reduction in wholesale electric revenues, and decreased expenses under the 9701 arrangement with Hydro-Quebec, pursuant to which Hydro-Quebec has the right to purchase electricity from the Company at rates below current market prices. These decreases were partially offset by higher power supply costs under both the MS contract and small power producer contracts. See the discussion under "Commitments and Contingencies-Power Contract Commitments" for more detail regarding the 9701 arrangement and the MS contract, including the recent renegotiation of the MS contract.
The 9701 arrangement allows Hydro-Quebec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract. During the second quarter of 2002, $0.8 million in power supply expense was recognized to reflect the costs of option A, which are recognized ratably over the year. During the second quarter of 2001, $1.6 million in power supply expense was recognized to reflect the costs of options A and B. Hydro-Quebec has previously agreed not to call option B during the 2002 contract year. The cumulative amount of power purchased to date by Hydro-Quebec under option B is approximately 432,000 MWh out of a total of 600,000 MWh which may be called over the life of the of the arrangement.
Power supply expenses for the first half of 2002 decreased 6.6 percent or $6.6 million compared with the first half of 2001, primarily due to a reduction in low margin wholesale purchases and lower retail sales of electricity. Power supply expense at Vermont Yankee increased $2.4 million or 17.3 percent for the first half of 2002 compared with the first half of 2001, primarily due to the deferral of maintenance and repair costs associated with a scheduled refueling outage in 2001. Vermont Yankee scheduled outage costs are deferred and amortized over an eighteen-month refueling cycle.
     Company-owned generation expenses decreased $0.7 million or 29.7 percent in the first half of 2002 compared with the same period in 2001, primarily due to lower fuel costs and reduced need to run peak generation facilities for system reliability. During 2001, the Company recorded a reduction of generation expense of approximately $1.9 million for its costs of running peak generation facilities for system reliability and we received reimbursement of these amounts from the ISO in July 2001. This reduction was partially offset by increased generation expense in the first quarter of 2001 caused by higher fuel costs. Purchased power expense decreased $8.4 million or 9.9 percent in the first half of 2002 compared with the first half of 2001, primarily due to a $10.7 million decrease in wholesale electric revenues, decreased expenses under the 9701 arrangement with Hydro-Quebec and reductions in retail MWh sales of electricity.
     Both the 9701 arrangement and any related forward purchase contracts are considered derivative instruments as defined by SFAS 133. On April 11, 2001, the VPSB issued an accounting order that allows the Company to defer recognition of any earnings or other comprehensive income effect relating to future periods caused by application of SFAS 133, and as a result, we do not anticipate SFAS 133 to cause earnings volatility. At June 30, 2002, the Company had a regulatory asset of approximately $33.7 million related to derivatives that the Company believes is probable of recovery. The regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.
The cost of power purchased from MS for 2003 is expected to be approximately $6.0 million less than the cost of power purchased from MS during 2002. The remainder of our load requirements are substantially provided through our power supply contracts and arrangements with Hydro-Quebec and our entitlements to power generated at the Vermont Yankee nuclear plant now owned by Entergy.

OTHER  OPERATING  EXPENSES
     Other operating expenses decreased 19.4 percent or $0.8 million in the second quarter of 2002 compared with the same period in 2001, as a result of increased reserves for medical benefits and vendor claims expensed in 2001.
     Other operating expenses decreased 9.3 percent or $0.7 million in the first six months of 2002 compared with the same period in 2001 for the same reasons.

TRANSMISSION  EXPENSES
     Transmission expenses increased by approximately $0.5 million or 12.9% for the three months ended June 30, 2002 compared with the same period in 2001. The Company's relative share of transmission costs varies with the peak demand recorded on Vermont's transmission system. The Company's share of those costs has increased due to its increased load growth, relative to other Vermont utilities, experienced during the previous twelve months.
Transmission expenses increased by approximately $0.9 million or 13.8 percent for the six months ended June 30, 2002, compared with the same period in 2001 for the same reasons mentioned in the three month comparison. Congestion charges recorded in the first six months of 2002 and 2001 reflect the lack of adequate transmission or generation capacity in certain locations within New England, and these charges are allocated to all ISO New England members.
     Congestion charges recorded in the first quarter of 2001 reflect the lack of adequate transmission or generation capacity in certain locations within New England, and these charges are allocated to all ISO New England members. A system of locational pricing is likely to be adopted by ISO New England, as early as January 2003. Currently, it is expected that the Vermont zone will be set at state boundaries. The intent of locational pricing is to encourage generation and transmission solutions in areas experiencing constraints (congestion). The Company is unable to predict the magnitude or duration of future congestion charge allocations, but amounts could be material.

MAINTENANCE  EXPENSES
     Maintenance expenses were substantially unchanged during the second quarter of 2002 compared with the same period in 2001.
     Maintenance expenses increased by approximately $0.7 million or 20.9% during the first half of 2002 compared with the same period in 2001, primarily due to the costs of repair from a series of minor storms in 2002 and increases in maintenance costs at our wind generation facility located in Searsburg, Vermont.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses decreased $0.2 million or 6.0 percent during the second quarter of 2002 compared with the same period in 2001 primarily due to decreased amortization of demand side management assets.
     Depreciation and amortization expenses decreased $0.4 million or 5.1 percent during the first six months of 2002 compared with the same period in 2001 for the same reason.

TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes expense for the second quarter and the first six months of 2002 were essentially unchanged compared with the same respective periods in 2001.

INCOME  TAXES
     Income taxes decreased $0.9 million in the second quarter of 2002 compared with the same period in 2001 due to a decrease in pretax book income for core electric operations.
     Income taxes decreased $0.7 million for the first six months of 2002 compared with the same period in 2001 for the same reason.

OTHER  INCOME
     Other income for the three and six months ended June 30, 2002 was essentially unchanged from the same period in 2001.

INTEREST  CHARGES
     Interest charges decreased $0.2 million or 12.2 percent in the second quarter of 2002 compared with the same period in 2001 primarily due to the redemption of first mortgage bonds in December 2001 and May 2002, partially offset by increased short-term borrowings and related interest costs.
     Interest charges decreased $0.6 million or 17.2 percent in the first half of 2002 compared with the same period in 2001 for the same reasons.

LIQUIDITY  AND  CAPITAL  RESOURCES
     In the six months ended June 30, 2002, we spent $9.3 million principally for expansion and improvements of our transmission, distribution and generation plant. We expect to spend approximately $10.4 million during the remainder of 2002.
     The Company renegotiated a 364-day revolving credit agreement with Fleet Financial Services ("Fleet") joined by KeyBank National Association, ("KeyBank") with the renegotiated agreement expiring June 18, 2003 (the "Fleet-Key Agreement"). The Fleet-Key Agreement is for $35.0 million, unsecured, and allows the Company to choose either a daily variable prime rate, or a fixed term LIBOR-based rate. There was $10.4 million outstanding with an interest rate of
4.75 percent on the Fleet-Key Agreement at June 30, 2002. There was no non-utility short-term debt outstanding at June 30, 2002.
     On July 27, 2001, the VPSB approved a $12.0 million two-year unsecured loan agreement, with Fleet, joined by KeyBank, and the loan was made to the Company on August 24, 2001. At June 30, 2002, there was $12.0 million outstanding under the two-year loan agreement.
     On  June  21,  2002,  the Company paid $1.0 million to redeem the remaining
7.32  percent  Class  E  preferred  stock  outstanding.
     In  August  2002,  the  Company  submitted  a request to the Vermont Public
Service Board to approve an issuance of first mortgage bonds sufficient to retire the Company's short and intermediate term debt.
     The  credit  ratings  of  the  Company's  securities  at June 30, 2002 are:


                      Fitch  Moody's  Standard & Poor's
                      -----  -------  -----------------
First mortgage bonds  BBB    Baa2     BBB
Preferred stock. . .  BBB-   Ba2      BB


The  following  table  presents  payments  contractually  due  by  category:

     In  thousands
Contractual  Obligations                        Less
at  June  30,  2002                            than  1     1-3     4-5     After
                                      Total     year     years     years    5 years
                                     --------  -------  --------  --------  --------
Long-term Debt. . . . . . . . . . .  $ 79,000  $ 8,000  $ 20,000  $ 14,000  $ 37,000
Revolving Credit. . . . . . . . . .    10,400   10,400         -
Interest on Long Term Debt. . . . .    60,013    5,123     8,208     6,681    40,001
Capital Lease . . . . . . . . . . .     5,959      426       852       852     3,829
Preferred Stock . . . . . . . . . .       235      150        60        25
Hydro-Quebec power supply contracts   691,343   47,977    96,360   100,836   446,170
MS power supply contract. . . . . .    18,874   13,744     5,130         -         -
                                            -
Total Contractual Cash Obligations.  $865,823  $85,819  $130,610  $122,394  $527,000
                                     ========  =======  ========  ========  ========

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

NEW  ACCOUNTING  STANDARDS
     See Part I-Item 1, Note 6, "New Accounting Standards" for more information on the adoption of new accounting standards and the impact, or lack thereof, on the Company's financial position and operating results.

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

MARKET  RISK
A sensitivity analysis has been prepared to estimate the exposure to the market price risk of our electricity commodity positions. Assumptions used in the Blacks-Scholes model include a risk free rate of 5.02 percent, locked in forward commitment prices for 2002 and 2003, a forward market price averaging approximately $60 per MWh for periods beyond 2003 with an average of approximately 60,000 MWh per year. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are not recognized in earnings until the derivative positions are settled. Our daily net commodity position consists of purchased electric capacity. The table below presents market risk, estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices. Actual prices may differ materially from the table.

                    Commodity Price Risk     At June 30, 2002

                      Fair Value     Market Risk
                    ---------------  ------------
                    (in thousands)
Net short position  $        33,694  $      2,341


                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                  JUNE 30,2002
                                  ------------
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  1.  Legal  Proceedings
See  Notes  3,  4  and  5  of  Notes  to  Consolidated  Financial    Statements

ITEM  2.  Changes  in  Securities
          NONE

ITEM  3.  Defaults  Upon  Senior  Securities
          NONE

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          At the Annual Shareholders Meeting held May 16, 2002, one item was voted upon by Shareholders. Shareholders elected the nominees listed below as Directors of the Company, with votes cast as indicated.
          Elizabeth A. Bankowski, votes for, 4,834,640; withheld authority, 174,615; abstentions, 683,412.
          William H. Bruett, votes for, 4,955,998; withheld authority, 53,257; abstentions, 683,412.
          David R. Coates, votes for, 4,953,316; withheld authority, 55,939; abstentions, 683,412.

     Directors continuing in office were Nordahl L. Brue, Merrill O. Burns, Lorraine E. Chickering, John V. Cleary, Christopher L. Dutton, and Euclid A. Irving. Thomas P. Salmon retired as Director and Chairman of the Board at the conclusion of the Annual Shareholders Meeting.

ITEM  5.  Other  Information
          NONE

ITEM  6.
(A)  EXHIBITS
   ----------
Exhibit 10-b-90 Purchase Power Agreement between Entergy Nuclear Vermont Yankee LLC and Vermont Yankee Nuclear Power Corporation is attached and incorporated by reference herein.

Exhibit 10-b-91 First Amendment to Purchase Power Agreement, Exhibit 10-b-90 is attached and incorporated by reference herein.



(B)  REPORTS  ON  FORM  8-K
            ---------------
     The following filings on Form 8-K were filed by the Company on the topics and dates indicated:

May 16, 2002 Form 8-K announced the election of Nordahl Brue as Chairman of the Board of Directors of the Company, replacing the retiring Thomas P. Salmon.

June 27, 2002 Form 8-K announced the dismissal of Arthur Andersen as the Company's independent public accountants, with no disagreements cited.

July 17, 2002 Form 8-K announced the engagement of Deloitte & Touche LLP as the Company's independent certifying public accountants.

July 31, 2002 Form 8-K announced the completion of the sale of Vermont Yankee's nuclear generating plant to Entergy.

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


                                GREEN  MOUNTAIN  POWER  CORPORATION
                            ---------------------------------------
                                         (Registrant)

Date:  August  14,  2002        /s/Christopher  L.  Dutton
                                --------------------------
                             Christopher L. Dutton, Chief Executive Officer and President



Date:  August  14,  2002         /s/Robert  J.  Griffin
                                 ----------------------
                              Robert  J.  Griffin,  (as  Principal  Financial
Officer)
                              Controller  and  Treasurer