Form 10-Q
period 2002-09-30
GREEN MOUNTAIN POWER CORP
filed 2002-11-13
CIK 43704

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                               ------------------

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
                                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS  -  COMMON  STOCK       OUTSTANDING  AT  NOVEMBER  6,  2002
---------------------------      ------------------------------------
    $3.33  1/3  PAR  VALUE                         5,729,240













                          PART I FINANCIAL INFORMATION
                        GREEN MOUNTAIN POWER CORPORATION
       INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            AT AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                  2002 AND 2001

ITEM  1.  FINANCIAL  STATEMENTS                                           PAGE

Consolidated  Statements  of  Income                                         3

Consolidated  Statements  of  Cash  Flows                                     4

Consolidated  Balance  Sheets                                               5

Notes  to  Consolidated  Financial  Statements                                7

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF  OPERATIONS                                                 17

ITEM  3  QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK         25


ITEM  4.  CONTROLS  AND  PROCEDURES                                           27

PART  II.  OTHER  INFORMATION                                                28

Exhibits  and  Reports  on  Form 8-K                                          28

Signatures                                                                29

Certifications                                                            30

The accompanying notes are an integral part of the consolidated financial statements.

 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                            UNAUDITED
                                                                            ----------
                                                         THREE  MONTHS  ENDED       NINE  MONTHS  ENDED
                                                                SEPTEMBER 30          SEPTEMBER 30
                                                                 2002      2001      2002       2001
                                                               --------  --------  ---------  ---------
In thousands, except per share data
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .  $73,477   $76,051   $207,478   $218,319
                                                               --------  --------  ---------  ---------
 OPERATING EXPENSES
 Power Supply
  Vermont Yankee Nuclear Power Corporation. . . . . . . . . .   10,713     7,645     26,977     21,514
  Company-owned generation. . . . . . . . . . . . . . . . . .    1,847     1,625      3,425      3,868
  Purchases from others . . . . . . . . . . . . . . . . . . .   40,622    45,495    116,356    129,589
 Other operating. . . . . . . . . . . . . . . . . . . . . . .    3,400     3,939     10,455     11,713
 Transmission . . . . . . . . . . . . . . . . . . . . . . . .    3,707     3,431     11,679     10,433
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .    2,082     1,739      6,356      5,274
 Depreciation and amortization. . . . . . . . . . . . . . . .    3,608     3,491     10,547     10,803
 Taxes other than income. . . . . . . . . . . . . . . . . . .    1,964     1,930      5,870      5,833
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . .    1,789     2,183      4,813      5,870
                                                               --------  --------  ---------  ---------
    Total operating expenses. . . . . . . . . . . . . . . . .   69,732    71,478    196,478    204,897
                                                               --------  --------  ---------  ---------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    3,745     4,573     11,000     13,422
                                                               --------  --------  ---------  ---------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations.    1,362       553      2,430      1,688
 Allowance for equity funds used during construction. . . . .       53        69        175        128
 Other income (deductions), net . . . . . . . . . . . . . . .     (612)       90       (664)        16
                                                               --------  --------  ---------  ---------
    TOTAL OTHER INCOME (DEDUCTIONS) . . . . . . . . . . . . .      803       712      1,941      1,832
                                                               --------  --------  ---------  ---------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . .    4,548     5,285     12,941     15,254
                                                               --------  --------  ---------  ---------
 INTEREST CHARGES
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    1,253     1,491      3,866      4,586
 Other interest . . . . . . . . . . . . . . . . . . . . . . .      272       215        780        925
 Allowance for borrowed funds used during construction. . . .      (23)      (43)       (77)      (146)
                                                               --------  --------  ---------  ---------
    TOTAL INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,502     1,663      4,569      5,365
                                                               --------  --------  ---------  ---------
 INCOME BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . .    3,046     3,622      8,372      9,889
 DISCONTINUED OPERATIONS
 Preferred stock dividend requirement . . . . . . . . . . . .        4       235         99        704
                                                               --------  --------  ---------  ---------
 Income from continuing operations. . . . . . . . . . . . . .    3,042     3,387      8,273      9,185
 Loss on disposal, including provisions for
 operating losses during phaseout period. . . . . . . . . . .        -         -          -       (150)
                                                               --------  --------  ---------  ---------
 NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 3,042   $ 3,387   $  8,273   $  9,035
                                                               ========  ========  =========  =========
 Common stock data
 Basic earnings per share . . . . . . . . . . . . . . . . . .  $  0.53   $  0.60   $   1.45   $   1.61
 Diluted earnings per share . . . . . . . . . . . . . . . . .     0.52      0.58       1.41       1.56
 Cash dividends declared per share. . . . . . . . . . . . . .  $  0.14   $  0.14   $   0.41   $   0.41
 Weighted average common shares outstanding-basic . . . . . .    5,723     5,644      5,709      5,615
 Weighted average common shares outstanding-diluted . . . . .    5,879     5,814      5,874      5,777

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Balance - beginning of period. . . . . . . . . . . . . . . .  $11,683   $ 4,602   $  8,070   $    493
 Net Income . . . . . . . . . . . . . . . . . . . . . . . . .    3,046     3,622      8,372      9,739
 Preferred stock dividend requirement . . . . . . . . . . . .       (4)     (235)       (99)      (704)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       50         -
 Cash Dividends-common stock. . . . . . . . . . . . . . . . .     (788)     (777)    (2,356)    (2,316)
                                                               --------  --------  ---------  ---------
 Balance - end of period. . . . . . . . . . . . . . . . . . .  $13,987   $ 7,212   $ 13,987   $  7,212
                                                               ========  ========  =========  =========


 The accompanying notes are an integral part of these consolidated financial statements.



               GREEN  MOUNTAIN  POWER  CORPORATION                      UNAUDITED
                                                                       ---------
     CONSOLIDATED STATEMENTS OF CASH FLOWS                   FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                                    2002         2001
                                                               --------------  ---------
OPERATING ACTIVITIES:                                           In thousands
Net income before preferred stock dividend requirement. . . .  $       8,372   $  9,739
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . .         10,547     10,803
Dividends from associated companies less equity income. . . .         (1,024)       267
Allowance for funds used during construction. . . . . . . . .           (253)      (274)
Amortization of purchased power costs . . . . . . . . . . . .          2,385      2,607
Deferred income taxes . . . . . . . . . . . . . . . . . . . .          3,068     (2,525)
Arbitration costs recovered . . . . . . . . . . . . . . . . .              -      3,229
Deferred purchased power costs. . . . . . . . . . . . . . . .         (1,982)    (5,254)
Accrued purchase power contract option call . . . . . . . . .              -     (3,346)
Earnings cap deferral and rate levelization liability . . . .         (5,519)     9,663
Environmental and conservation amortization (deferrals), net.         (1,414)    (2,291)
Changes in:
Accounts receivable . . . . . . . . . . . . . . . . . . . . .          1,258      3,594
Accrued utility revenues. . . . . . . . . . . . . . . . . . .            964      1,335
Fuel, materials and supplies. . . . . . . . . . . . . . . . .            797         37
Prepayments and other current assets. . . . . . . . . . . . .          1,130        713
Accounts payable. . . . . . . . . . . . . . . . . . . . . . .           (636)    (3,786)
Accrued income taxes payable and receivable . . . . . . . . .          1,458      3,428
Other current liabilities . . . . . . . . . . . . . . . . . .           (482)     1,073
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            532     (1,100)
                                                               --------------  ---------
    Net cash provided by continuing operations. . . . . . . .         19,204     27,912

INVESTING ACTIVITIES:
Construction expenditures . . . . . . . . . . . . . . . . . .        (14,127)    (9,212)
Investment in nonutility property . . . . . . . . . . . . . .           (134)      (146)
                                                               --------------  ---------
    Net cash used in investing activities . . . . . . . . . .        (14,261)    (9,358)
                                                               --------------  ---------

FINANCING ACTIVITIES:
Proceeds from term loan . . . . . . . . . . . . . . . . . .            .         12,000
Redemption of preferred stock . . . . . . . . . . . . . . . .        (12,325)         -
Issuance of common stock. . . . . . . . . . . . . . . . . . .            617      1,283
Reduction in long term debt . . . . . . . . . . . . . . . . .         (5,100)    (1,700)
Power supply option obligation, net . . . . . . . . . . . . .              -        160
Short-term debt, net. . . . . . . . . . . . . . . . . . . . .         11,000    (15,500)
Cash dividends and preferred stock dividend requirement . . .         (2,455)    (3,020)
                                                               --------------  ---------

    Net cash used in financing activities . . . . . . . . . .         (8,264)    (6,777)
                                                               --------------  ---------
Net increase(decrease) in cash and cash equivalents . . . . .         (3,321)    11,777

Cash and cash equivalents at beginning of period. . . . . . .          5,006        341
                                                               --------------  ---------

Cash and cash equivalents at end of period. . . . . . . . . .  $       1,685   $ 12,118
                                                               ==============  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
  Interest (net of amounts capitalized) . . . . . . . . . . .  $       4,738   $  4,677
  Income taxes, net . . . . . . . . . . . . . . . . . . . . .          2,349      5,287


The accompanying notes are an integral part of these consolidated financial statements.


PART  I,  ITEM  1

GREEN  MOUNTAIN  POWER  CORPORATION
               CONSOLIDATED BALANCE SHEETS        UNAUDITED
                                                  ---------
                                               AT SEPTEMBER 30,   DECEMBER 31,
                                                 2002      2001      2001
                                               --------  --------  --------
In thousands
ASSETS
UTILITY PLANT
Utility plant, at original cost . . . . . . .  $308,830  $296,843  $302,489
Less accumulated depreciation . . . . . . . .   124,811   116,540   119,054
                                               --------  --------  --------
Net utility plant . . . . . . . . . . . . . .   184,019   180,303   183,435
Property under capital lease. . . . . . . . .     5,959     6,449     5,959
Construction work in progress . . . . . . . .    12,293     8,208     7,464
                                               --------  --------  --------
  Total utility plant, net. . . . . . . . . .   202,271   194,960   196,858
                                               --------  --------  --------
OTHER INVESTMENTS
Associated companies, at equity . . . . . . .    15,469    14,176    14,093
Other investments . . . . . . . . . . . . . .     7,235     6,725     6,852
                                               --------  --------  --------
  Total other investments . . . . . . . . . .    22,704    20,901    20,945
                                               --------  --------  --------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . .       845    12,118     5,006
Accounts receivable, customers and others,
less allowance for doubtful accounts
  of $613 . . . . . . . . . . . . . . . . . .    15,853    18,771    17,111
Accrued utility revenues. . . . . . . . . . .     4,900     5,758     5,864
Fuel, materials and supplies, at average cost     3,261     4,019     4,058
Prepayments . . . . . . . . . . . . . . . . .       925     1,635     1,976
Income tax receivable . . . . . . . . . . . .         -         -     1,699
Other . . . . . . . . . . . . . . . . . . . .       389       894       469
                                               --------  --------  --------
  Total current assets. . . . . . . . . . . .    26,173    43,195    36,183
                                               --------  --------  --------
DEFERRED CHARGES
Demand side management programs . . . . . . .     6,598     6,676     6,961
Purchased power costs . . . . . . . . . . . .     3,139     6,179     3,504
Pine Street Barge Canal . . . . . . . . . . .    12,425    12,370    12,425
Power supply derivative deferral. . . . . . .    31,776    34,419    37,313
Other . . . . . . . . . . . . . . . . . . . .    13,829    14,697    14,870
                                               --------  --------  --------
  Total deferred charges. . . . . . . . . . .    67,767    74,341    75,073
                                               --------  --------  --------
NON-UTILITY
Other current assets. . . . . . . . . . . . .         8         8         8
Property and equipment. . . . . . . . . . . .       250       251       250
Other assets. . . . . . . . . . . . . . . . .       739       822       817
                                               --------  --------  --------
  Total non-utility assets. . . . . . . . . .       997     1,081     1,075
                                               --------  --------  --------

TOTAL ASSETS. . . . . . . . . . . . . . . . .  $319,912  $334,478  $330,134
                                               ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
            CONSOLIDATED BALANCE SHEETS               UNAUDITED
                                                      ---------
                                                  AT SEPTEMBER 30,       DECEMBER 31,
                                                    2002       2001       2001
                                                  ---------  ---------  ---------
In thousands except share data
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock equity
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
5,743,296,  5,656,048 and 5,701,010) . . . . . .  $ 19,145   $ 18,907   $ 19,004
Additional paid-in capital . . . . . . . . . . .    75,057     74,306     74,581
Retained earnings. . . . . . . . . . . . . . . .    13,987      7,212      8,070
Treasury stock, at cost (15,856 shares). . . . .      (428)      (378)      (378)
                                                  ---------  ---------  ---------
  Total common stock equity. . . . . . . . . . .   107,761    100,047    101,277
Redeemable cumulative preferred stock. . . . . .        85     12,560     12,325
Long-term debt, less current maturities. . . . .    59,000     82,400     74,400
                                                  ---------  ---------  ---------
  Total capitalization . . . . . . . . . . . . .   166,846    195,007    188,002
                                                  ---------  ---------  ---------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . .     5,959      6,449      5,959
                                                  ---------  ---------  ---------
CURRENT LIABILITIES
Current maturities of preferred stock. . . . . .       150        235        235
Current maturities of long-term debt . . . . . .     8,000      9,700      9,700
Short-term debt. . . . . . . . . . . . . . . . .    23,000          -          -
Accounts payable, trade and accrued liabilities.     6,152      5,943      7,237
Accounts payable to associated companies . . . .     8,810      6,536      8,361
Accrued taxes. . . . . . . . . . . . . . . . . .     1,032          -          -
Customer deposits. . . . . . . . . . . . . . . .       822        832        971
Interest accrued . . . . . . . . . . . . . . . .     1,327      1,716      1,100
Rate Levelization liability. . . . . . . . . . .     3,008      8,613      8,527
Deferred revenues. . . . . . . . . . . . . . . .         -      1,050          -
Other. . . . . . . . . . . . . . . . . . . . . .     1,112      3,289      2,945
                                                  ---------  ---------  ---------
  Total current liabilities. . . . . . . . . . .    53,413     37,914     39,076
                                                  ---------  ---------  ---------
DEFERRED CREDITS
Power supply derivative liability. . . . . . . .    32,616     34,419     37,313
Accumulated deferred income taxes. . . . . . . .    27,040     23,331     23,759
Unamortized investment tax credits . . . . . . .     3,201      3,483      3,413
Pine Street Barge Canal site cleanup . . . . . .     8,957     10,583     10,059
Other. . . . . . . . . . . . . . . . . . . . . .    19,510     21,531     20,852
                                                  ---------  ---------  ---------
  Total deferred credits . . . . . . . . . . . .    91,324     93,347     95,396
                                                  ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
Other Liabilities. . . . . . . . . . . . . . . .     2,370      1,761      1,701
                                                  ---------  ---------  ---------
  Total non-utility liabilities. . . . . . . . .     2,370      1,761      1,701
                                                  ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . .  $319,912   $334,478   $330,134
                                                  =========  =========  =========



The accompanying notes are an integral part of these consolidated financial statements.



GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002



PART  I-ITEM  1
1.     SIGNIFICANT  ACCOUNTING  POLICIES
     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and include other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the Green Mountain Power Corporation (the "Company" or "GMP") annual report for 2001 filed on Form 10-K, are adequate to make the information presented not misleading. The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. In periods prior to April 2001, we charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These were called seasonally differentiated rates. Seasonal rates were eliminated in April 2001, and generated approximately $8.5 million of revenues deferred in 2001. We estimate that $7.3 million will be used to offset increased costs during 2002, including $5.5 million that was recognized during the first three quarters. The remaining $1.2 million of deferred revenue is expected to be recognized in 2003.
Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

UNREGULATED  OPERATIONS
     We have or have had unregulated, wholly owned subsidiaries: Northern Water Resources, Inc. ("NWR"); Green Mountain Propane Gas Company Limited ("GMPG"); GMP Real Estate Corporation; and Green Mountain Resources, Inc. ("GMRI"). During 2000 and 2001, we sold most of the assets of NWR. See the disclosure under the caption "Segments and Related Information" for a more detailed discussion. We also have a rental water heater program that is not regulated by the VPSB. The results of the operations of these subsidiaries, including NWR during 2002, and the rental water heater program are included in equity in earnings of affiliates and non-utility operations in the Other Income section of the Consolidated Comparative Income Statements.


2.     INVESTMENT  IN  ASSOCIATED  COMPANIES
     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).

VERMONT YANKEE NUCLEAR POWER CORPORATION ("VY", OR "VERMONT YANKEE") Percent ownership: 19.0% common

                    Three Months Ended          Nine Months Ended
                          September 30          September 30
                         2002     2001      2002      2001
                        -------  -------  --------  --------
(in thousands)
Gross Revenue. . . . .  $48,534  $37,868  $134,029  $135,863
Net Income Applicable.    5,911    1,641     8,860     4,765
      to Common Stock
Equity in Net Income .    1,111      296     1,682       560



On August 15, 2001, VY agreed to sell its nuclear power plant to Entergy Corporation for approximately $180 million. On July 31, 2002, Vermont Yankee announced that the sale of its nuclear power plant to Entergy Nuclear Vermont Yankee ("Entergy") had been completed. In addition to the sale of the generating plant, the transaction calls for Entergy to provide 20 percent of the plant output to the Company through 2012, which represents approximately 35 percent of the Company's energy requirements. The Company continues to own approximately 19 percent of the common stock of VY. Our benefits of the plant sale and power contract with Entergy include:
     Vermont Yankee receives cash approximately equal to the book value of the plant assets, removing the potential for stranded costs associated with the plant.
     Vermont Yankee and its owners will no longer bear operating risks associated with running the plant.
     Vermont Yankee and its owners will no longer bear the risks associated with the eventual decommissioning of the plant.
     Prices under the Power Purchase Agreement with Entergy (the "PPA") range from $39 to $45 per megawatt-hour for the period beginning January 2003, substantially lower than the forecasted cost of continued ownership and operation by Vermont Yankee. Contract prices range from $49 to $55 for 2002, higher than the forecasted cost of continued ownership for the current year.
     The PPA with Entergy calls for a downward adjustment in the price if market prices for electricity fall by defined amounts beginning no later than November 2005. If market prices rise, however, the contract prices are not adjusted upward.

     Payments totaling $0.5 million were made to VY's non-Vermont sponsors in return for guarantees those sponsors made to Entergy to finalize the VY sale. Although the sale closed on July 31, 2002, the Company's distribution of the sale proceeds and final accounting for the sale are pending certain regulatory approvals and the resolution of certain closing items between the seller and purchaser. The Company expects its share of the Vermont Yankee sale proceeds to be distributed in 2003.
The Company remains responsible for procuring replacement energy at market prices during periods of scheduled or unscheduled outages at the Entergy plant.
   The VY plant had fuel rods that required repair during May 2002, a maintenance requirement that is not unique to VY. VY shutdown the plant for a twelve-day period, beginning on May 11, 2002, to repair the rods. The Company's cost for the repair, including incremental replacement energy costs, was approximately $2.0 million. The Company received an accounting order from the VPSB on August 2, 2002, allowing it to defer the additional costs related to the outage, and believes that such amounts are probable of future recovery. The Company's ownership share of VY has increased from approximately 17.9 percent last year to approximately 19.0 percent currently, due to VY's purchase of certain minority shareholders' interests. The Company's entitlement to energy produced by the VY nuclear plant has increased from approximately 18 percent to 20 percent of plant production through a series of transactions in connection with the sale of the plant to Entergy.
The increase in equity in earnings of VY resulted from VY's recognition of certain deferred tax assets as a result of the sale of the nuclear plant.


VERMONT  ELECTRIC  POWER  COMPANY,  INC.  ("VELCO")
Percent  ownership:  28.41%  common
                  30.0%  preferred



     VELCO is a corporation engaged in the transmission of electric power within the State of Vermont. VELCO has entered into transmission agreements with the State of Vermont and various electric utilities, including the Company, and under these agreements, VELCO bills all costs, including interest on debt and a fixed return on equity, to the State and others using VELCO's transmission system.

                    Three Months Ended          Nine Months Ended
                          September 30          September 30
                        2002    2001    2002     2001
                       ------  ------  -------  -------
(in thousands)
Gross Revenue . . . .  $5,012  $6,806  $16,808  $22,524
Net Income. . . . . .     261     230      774      782
Equity in Net Income.      70      75      239      221


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

PINE  STREET  BARGE  CANAL  SITE
     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal ("Pine Street") site in Burlington, Vermont, where coal tar and other industrial materials were deposited.
     In September 1999, we negotiated a final settlement with the United States, the State of Vermont (the "State"), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. In November 1999, the Consent Decree was filed in the federal district court. The Consent Decree addresses claims by the Environmental Protection Agency (the "EPA") for past Pine Street site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
As of September 30, 2002, our total expenditures related to the Pine Street site since 1982 were approximately $26.4 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently waiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals of a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up ("remediation costs"), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, together with our remediation costs, to be $12.4 million through 2033. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset, and we believe that it is probable that we will receive future revenues to recover these costs.
Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site-related costs, the Company and the Vermont Department of Public Service (the "Department"), and as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.
We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers". The VPSB Order released January 23, 2001 and discussed below did not change the status of Pine Street cost recovery.

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

  In August 2002, the Company petitioned the VPSB for consent to issue long-term debt, with the proceeds to be used to repay existing intermediate term indebtedness and short-term debt outstanding under the Company's revolving credit facility. On October 10, 2002, the VPSB issued an order approving the Company's request. Pursuant to this order, upon issuance of the new long-term debt and repayment of existing short and intermediate term indebtedness, the dividend freeze order will terminate, allowing the Company's Board of Directors to consider an increase in the Company's common stock dividend rate. The Company expects the Board of Directors to consider whether an increase in the dividend level would be appropriate at its December 2002 meeting.


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

During the first nine months of 2002, $2.3 million in power supply expense was recognized to reflect the cost of option A, which is recognized ratably over the year. Hydro-Quebec has previously agreed not to call option B during the 2002 contract year. At September 30, 2002, the cumulative amount of power purchased by Hydro-Quebec under option B is approximately 458,000 MWh.
     During the first quarter of 2001, Hydro-Quebec exercised option A and option B, calling for deliveries of 134,592 MWh during June, July and August of 2001. The Company recognized $6.0 million in expense during the nine months ended September 30, 2001 to reflect 9701 estimated costs. A regulatory asset of $1.6 million was established for the remaining estimated difference between the option exercise price and the expected cost of replacement power for 2001.
     If estimated costs of fulfilling the Hydro-Quebec option calls exceed amounts recovered in rates, the excess cost would be immediately charged against earnings. No charge for excess cost was required during the first nine months of 2002 and 2001. No charges in excess of amounts provided in rates or previously recorded are anticipated for the remainder of 2002. Hydro-Quebec's option to curtail energy deliveries pursuant to a July 1994 Agreement can be exercised in addition to these purchase options if documented drought conditions exist. The exercise of this curtailment option is limited to five times, requiring notice four months in advance of any contract year, and cannot reduce deliveries by more than approximately 13 percent. The Company may defer the curtailment by one year. Hydro-Quebec also has the option to reduce the load factor from 75 percent to 65 percent under the 1987 Contract a total of three times over the life of the contract. The Company can delay the load factor reduction by one year under the same contract. During 2001, Hydro-Quebec exercised the first of its load factor reduction options intended for 2002, and the Company delayed the effective date of this exercise until 2003. The Company estimates that the net cost of Hydro-Quebec's exercise of its load factor reduction option will increase power supply expense during 2003 by approximately $0.4 million.
It is possible our estimate of future power supply costs could differ materially from actual results.

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

4.  SEGMENTS  AND  RELATED  INFORMATION
     The Company operated one segment during 2002, the electric utility operations. The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly owned unregulated subsidiaries (GMPG, GMRI, NWR and GMP Real Estate) and the rental water heater program as a separate line item in the Other Income section  in  the  Consolidated  Statement  of  Income.
NWR is an unregulated business that invested in energy generation, energy efficiency and wastewater treatment projects. As of September 30, 2002, most of NWR's net assets and liabilities have been sold or otherwise disposed. The remaining net liability reflects expected warranty obligations, net of equity investments in two wind farms and wastewater treatment projects.

5.  DERIVATIVE  INSTRUMENTS  AND  RISK  MANAGEMENT
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133").
SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, was effective for the Company beginning 2001.
One objective of the Company's risk management program is to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights with counter-parties that have at least investment grade ratings. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. Futures, swaps and forward contracts are used to hedge market prices should option calls by Hydro-Quebec be considered probable of exercise. The Company's risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions.
On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings effects relating to future periods caused by application of SFAS 133. At September 30, 2002, the Company had a liability reflecting the fair value of the two derivatives described below, as well as a corresponding regulatory asset of approximately $32.6 million. The Company believes that the regulatory asset is probable of recovery in future rates. The liability is based on current estimates of future market prices that are subject to change by material amounts.
If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.
The Company has a contract with Morgan Stanley Capital Group, Inc. ("MS") used to hedge against increases in fossil fuel prices. MS purchases the majority of the Company's power supply resources at index (fossil fuel resources) or specified (i.e., contracted resources) prices and then sells to us at a fixed rate to serve pre-established load requirements. This contract allows management to fix the cost of much of its power supply requirements, subject to power resource availability and other risks. The MS contract is a derivative under SFAS 133 and was scheduled to expire on December 31, 2003. In August 2002, the Company extended the contract with MS through December 31, 2006. Beginning in 2004, the extended contract includes only our interests in the Wyman and StonyBrook plants with respective capacities of 7 MW and 45 MW, and our estimated load requirements not satisfied by contractual arrangements and other owned generation. The cost of power purchased from MS for 2003 is expected to be approximately $7.9 million less than the cost of power purchased from MS during 2002. The remainder of our load requirements are substantially provided through our power supply contracts and arrangements with Hydro-Quebec, our entitlements to power generated at the Vermont Yankee nuclear plant now owned by Entergy, and Company-owned generation. Management's estimate of the fair value of the future net cost of this contract at September 30, 2002 is approximately $5.2 million.
We also sometimes use future contracts to hedge forecasted wholesale sales of electric power, including material sales commitments. We currently have an arrangement with Hydro-Quebec that grants it an option to call power at prices below current and estimated future market rates. This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at September 30, 2002 is approximately $27.4 million.

6.  NEW  ACCOUNTING  STANDARDS
     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method to account for business combinations initiated after June 30, 2001 and uses a non-amortization approach to purchased goodwill and other indefinite-lived intangible assets. Under SFAS 142, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives, will no longer be amortized, and will be subject to annual impairment tests. The adoption of these accounting standards did not impact the Company's financial position or results of operations as of September 30, 2002.
     In 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for the Company's 2003 fiscal year. SFAS 143 prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning obligations, and requires recognition of such liabilities at the time incurred. The Company has not yet determined what impact, if any, the accounting standard will have on its financial position or results of operations.
     In 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001. SFAS 144 specifies accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not impact the Company's financial position or results of operations as of September 30, 2002.

7.  COMPUTATION  OF  EARNINGS  PER  SHARE
Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. The Company established a stock incentive plan for all directors and employees during the year ended December 31, 2000, and options granted are exercisable over vesting schedules of between one and four years.


                    Three months ended          Nine months ended
                          September 30          September 30

                                           2002    2001    2002    2001
                                          ------  ------  ------  ------
(in thousands)
Net income before preferred dividends. .  $3,046  $3,622  $8,372  $9,739
Preferred stock dividend requirement . .       4     235      99     704
                                          ------  ------  ------  ------
Net income applicable to common stock. .  $3,042  $3,387  $8,273  $9,035
                                          ======  ======  ======  ======


Average number of common shares-basic. .   5,723   5,644   5,709   5,615
Dilutive effect of stock options . . . .     156     170     166     162
Anti-dilutive stock options. . . . . . .       -       -       -       -
                                          ------  ------  ------  ------
Average number of common shares-diluted.   5,879   5,814   5,875   5,777
                                          ======  ======  ======  ======



GREEN  MOUNTAIN  POWER  CORPORATION
PART  I-ITEM  2
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
SEPTEMBER  30,  2002

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

Management believes the most critical accounting policies include the regulatory accounting framework within which we operate, the method by which we recognized deferred revenues, the expected returns selected for our defined benefit retirement plans, the probability assigned by management for recovery of our regulatory assets, and the manner in which we account for certain power supply arrangements that qualify as derivatives. These accounting policies, among others, affect the Company's significant judgments and estimates used in the preparation of its consolidated financial statements, including estimates and judgments used in determining the current period recognition of revenues deferred in 2001, as discussed further under the caption "Operating Revenues and MWh Sales-Revenues, in this section.
     As you read this section it may be helpful to refer to the consolidated financial statements and notes in Part I-Item 1.
There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes," "estimates", "expects," "plans," or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be materially different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" in this section:
     Regulatory  and  judicial  decisions  or  legislation;
     Weather;
     Energy  supply  and  demand  and  pricing;
     Availability,  terms,  and  use  of  capital;
     General  economic  and  business  risk;
     Nuclear  and  environmental  issues;
     Changes  in  technology;  and
     Industry  restructuring  and  cost  recovery  (including  stranded  costs).

     These forward-looking statements represent only our estimates and assumptions as of the date of this report.

RESULTS  OF  OPERATIONS
EARNINGS  SUMMARY  -  OVERVIEW
     In this section, we discuss our earnings and the principal factors affecting them. We separately discuss earnings for the utility business and for our unregulated businesses.


Total  basic  earnings  per  share  of  Common  Stock*
                  Three months ended     Nine months ended
                       September 30      September 30

                          2002   2001   2002    2001
                          -----  -----  -----  -------
Utility business . . . .  $0.51  $0.58  $1.40  $ 1.57
Unregulated businesses .   0.02   0.02   0.05    0.07
                          -----  -----  -----  -------
Earnings from:
Continuing operations. .   0.53   0.60   1.45    1.64
Discontinued operations.      -      -      -   (0.03)
                          -----  -----  -----  -------

Basic earnings per share  $0.53  $0.60  $1.45  $ 1.61
                          =====  =====  =====  =======


*The three and nine months ended September 30, 2002 include recognition of $1.2 million and
$5.5  million  of  deferred  revenues,  respectively.



*The three and nine months ended September 30, 2002 include recognition of $1.2 million and
$5.5  million  of  deferred  revenues,  respectively.

UTILITY  BUSINESS
     The Company recorded basic earnings per share from utility operations of $0.51 in the quarter ended September 30, 2002, compared with utility earnings of $0.58 per share in the third quarter of 2001. Earnings declined in the third quarter of 2002 as a result of increased power supply costs to serve retail sales. These additional costs were partially offset by increased retail revenues and income recognized as a result of the sale of the Vermont Yankee ("VY") nuclear power plant.
Retail operating revenues increased by $1.7 million during the third quarter of 2002, compared with the same quarter of 2001, primarily due to the recognition of $1.2 million in revenues deferred during 2001 in accordance with the settlement of the Company's retail rate case approved by the Vermont Public Service Board (the "VPSB") in January 2001(the "Settlement Order"). The Settlement Order resulted in the elimination of seasonal rates, generating an additional $8.5 million in cash flow in 2001. The Settlement Order provided that recognition of this additional revenue be deferred and then recognized to offset increased costs during 2001, 2002, or 2003. Management expects the Settlement Order to provide the Company a better opportunity to earn its allowed rate of return for these time periods.
     Basic earnings per share from utility operations for the nine months ended September 30, 2002 were $1.40 compared with basic earnings per share of $1.57 for the same period in 2001, due to the same factors influencing third quarter results.

UNREGULATED  BUSINESSES
     Earnings from unregulated businesses included in results from continuing operations for the three months ended September 30, 2002 were slightly lower than during the same period in 2001. A financial summary for these businesses follows:


       Three Months Ended   Nine Months Ended
             September 30   September 30
              2002   2001   2002   2001
              -----  -----  -----  -----
In thousands
Revenue. . .  $ 326  $ 251  $ 828  $ 761
Expense. . .    218    139  $ 535    395
              -----  -----  -----  -----
Net Income .  $ 108  $ 112  $ 293  $ 366
              =====  =====  =====  =====


OPERATING  REVENUES  AND  MWH  SALES
Our revenues from operations, megawatthour ("MWh") sales and average number of customers for the three and nine months ended September 30, 2002 and 2001 are summarized below:

                              Three months ended    Nine months ended
                                    September 30    September 30
                               2002        2001        2002        2001
                            ----------  ----------  ----------  ----------
(dollars in thousands)
 Operating revenues
     Retail. . . . . . . .  $   51,053  $   49,009  $  151,798  $  146,548
     Sales for Resale. . .      21,588      25,579      53,489      68,177
     Other . . . . . . . .         836       1,463       2,191       3,594
                            ----------  ----------  ----------  ----------
 Total Operating Revenues.  $   73,477  $   76,051  $  207,478  $  218,319
                            ==========  ==========  ==========  ==========

 MWh sales-Retail. . . . .     496,964     499,671   1,448,326   1,479,586
 MWh sales for Resale. . .     619,057     673,868   1,655,281   1,857,252
                            ----------  ----------  ----------  ----------
 Total MWh Sales . . . . .   1,116,021   1,173,539   3,103,607   3,336,838
                            ==========  ==========  ==========  ==========


 Average  Number  of  Customers
                          Three months ended   Nine months ended
                              September 30     September 30
                                2002    2001    2002    2001
                               ------  ------  ------  ------
    Residential . . . . . . .  73,734  73,213  73,740  73,146
    Commercial and Industrial  13,206  13,033  13,140  12,988
    Other . . . . . . . . . .      67      65      65      65
                               ------  ------  ------  ------
 Total Number of Customers. .  87,007  86,311  86,945  86,199
                               ======  ======  ======  ======



REVENUES
     Total revenues from operations in the third quarter of 2002 decreased $2.6 million or 3.4 percent compared with the same period in 2001, primarily as a result of a decrease of $4.0 million in revenues from wholesale sales of electricity, offset in part by a $2.0 million increase in retail revenues. While operating revenues result from retail and wholesale sales of electricity, substantially all of the Company's profits arise from retail sales. Retail revenues in the third quarter of 2002 were $2.0 million or 4.1 percent higher compared with the same period in 2001, primarily as a result of the recognition of $1.2 million of revenues deferred during 2001 under the Settlement Order.
Total  retail MWh sales of electricity in the third quarter of 2002 decreased by
0.5 percent from the same quarter of 2001, reflecting a decrease in sales to industrial customers of 3.8 percent that was partially offset by increased sales of 0.3 percent to small commercial and industrial customers and 2.8 percent to residential customers. Other operating revenue decreased $0.6 million in the third quarter of 2002 compared with the same period of 2001, primarily due to $0.4 million in settlement proceeds received in 2001, arising from our partial ownership of the W.F. Wyman oil-fired generating unit.
The Company's major industrial customer, International Business Machines ("IBM"), accounting for 19.2% of retail sales revenue in 2001, has reduced its Vermont workforce by 1,500 this year, to a level of approximately 7,000 employees. Company sales of electricity to IBM for the nine months ended September 30, 2002 declined by approximately four percent compared to sales for the same period of the prior year, and are primarily responsible for the decline in Company sales to industrial customers. If future significant losses in electricity sales to IBM were to occur, the Company's earnings could be impacted adversely. If earnings were materially reduced as a result of lower retail sales, the Company would seek a retail rate increase from the VPSB. Retail revenues for the nine months ended September 30, 2002 were $5.3 million or 3.6 percent higher when compared with the same period in 2001, reflecting the recognition of $5.5 million of deferred revenues, partially offset by decreased retail MWh sales of approximately 2.1 percent due to warmer than normal winter temperatures and a softening economy in 2002.
The Company currently estimates that its earnings for 2002 will approximate its allowed rate of return of 11.25% percent, and that in 2002 it will recognize approximately $7.3 million of revenues deferred under the Settlement Order during 2001. The Company also expects that in 2003 it will recognize the remaining $1.2 million of revenues deferred under the Settlement Order. We sell wholesale electricity to others for resale. Our revenue from wholesale MWh sales of electricity decreased approximately $4.0 million or 15.6 percent in the third quarter of 2002 compared with the same period in 2001. The decrease was due primarily to decreased sales under various arrangements with Hydro-Quebec. Revenue from wholesale MWh sales for the nine months ended September 30, 2002 decreased $14.7 million or 21.5 percent when compared with the same period in 2001 due to decreased sales under arrangements with Hydro-Quebec and Morgan Stanley Capital Group, Inc. ("MS").

OPERATING  EXPENSES
POWER  SUPPLY  EXPENSES
     Power supply expenses decreased 2.9 percent or $1.6 million in the third quarter of 2002 when compared with the same period in 2001, as a result of a decrease of $4.0 million of wholesale sales of electricity and reduced costs under a 1997 arrangement with Hydro-Quebec (the "9701 arrangement", or "9701"), offset in part by a $1.4 million increase in the cost of power under our contract with MS and an approximate $2.3 million net increase in the costs of power that we purchase from VY.
Power supply expenses at Vermont Yankee increased 40.1 percent or $3.1 million during the third quarter of 2002 compared with the third quarter of 2001, primarily due to an increase in energy costs under the Power Purchase Agreement between VY and Entergy (the "PPA"), offset in part by an increase of approximately 20,000 MWh in the Company's entitlement to power generated at the Entergy nuclear plant in the third quarter of 2002. The Company estimates that its net increase in total power supply costs arising from VY's sale of its nuclear plant to Entergy to be approximately $2.3 million, after accounting for the value of the Company's added entitlement to VY power in the third quarter of 2002, when compared with the same period in 2001. The sale of the VY generating plant is discussed under Part I, Item 1, Note 2, "Investment in Associated Companies".
Company-owned generation expenses increased $0.2 million in the third quarter of 2002 compared with the same period in 2001, primarily due to increased output and fuel costs at the Stony Brook generating facility in which the Company has a
8.8  percent  joint  ownership  interest.
The cost of power that we purchased from other companies decreased 10.7 percent or $4.9 million in the third quarter of 2002 compared with the same period in 2001, primarily due to a $4.0 million reduction of wholesale sales of electricity revenues, and decreased expenses under the 9701 arrangement with Hydro-Quebec, pursuant to which Hydro-Quebec has the right to purchase electricity from the Company at rates below current market prices. These decreases were partially offset by higher power supply costs of $1.4 million under the MS contract. See the discussion under Part I, Item 1, Note 3 "Commitments and Contingencies-Power Contract Commitments" for more detail regarding the 9701 arrangement, and Part I, Item 1, Note 5, "Derivative Instruments and Risk Management" for further information regarding the MS contract, including the recent renegotiation of the MS contract.
The 9701 arrangement allows Hydro-Quebec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract, and below current market prices. During the third quarter of 2002, $0.8 million in power supply expense was recognized to reflect the costs of option A, which are recognized ratably over the year. During the third quarter of 2001, $1.6 million in power supply expense was recognized to reflect the costs of options A and B. Hydro-Quebec has previously agreed not to call option B during the 2002 contract year. The cumulative amount of power purchased to date by Hydro-Quebec under option B is approximately 458,000 MWh out of a total of 600,000 MWh which may be called over the life of the of the arrangement.
Power supply expenses for the first nine months of 2002 decreased 5.3 percent or $8.2 million compared with the same period in 2001, primarily due to a reduction in wholesale sales of electricity and lower retail sales of electricity, offset in part by increased expense under our contract with MS and increased costs of power we purchased from VY.
Power supply expense at Vermont Yankee increased $5.5 million or 25.4 percent for the first nine months of 2002 compared with the same period in 2001, primarily due to increased energy costs under the PPA between VY and Entergy during 2002, and due to the deferred maintenance and repair costs associated with a scheduled refueling outage in 2001. Vermont Yankee scheduled outage costs were deferred and amortized over an eighteen-month refueling cycle.
     Company-owned generation expenses decreased $0.4 million or 11.5 percent in the first nine months of 2002 compared with the same period in 2001, primarily due to lower fuel costs and reduced need to run peak generation facilities for system reliability.
     Purchased power expense decreased $13.2 million or 10.2 percent in the first nine months of 2002 compared with the first nine months of 2001, primarily due to decreased wholesale electric sales, decreased expenses under the 9701 arrangement with Hydro-Quebec and reductions in retail MWh sales of electricity, which were in part offset by higher power supply costs under both the MS and small power producer contracts
     Both the 9701 arrangement and any related forward purchase contracts are considered derivative instruments as defined by SFAS 133. On April 11, 2001, the VPSB issued an accounting order that allows the Company to defer recognition of any earnings or other comprehensive income effect relating to future periods caused by application of SFAS 133, and as a result, we do not anticipate SFAS 133 to cause earnings volatility. At September 30, 2002, the Company had a regulatory asset of approximately $32.6 million related to derivatives that the Company believes is probable of recovery. The regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.
The cost of power purchased from MS for 2003 is expected to be approximately $7.9 million less than the cost of power purchased from MS during 2002, due primarily to reductions in energy prices under the renegotiated MS contract. The remainder of our load requirements are substantially provided through our power supply contracts and arrangements with Hydro-Quebec and our entitlements to power generated at the Vermont Yankee nuclear plant now owned by Entergy.

OTHER  OPERATING  EXPENSES
     Other operating expenses decreased 13.7 percent or $0.5 million in the third quarter of 2002 compared with the same period in 2001, as a result of reductions in consulting costs and decreases in pole treatment costs.
     Other operating expenses decreased 10.7 percent or $1.3 million in the first nine months of 2002 compared with the same period in 2001 primarily due to reductions in consulting costs in 2002, while 2001 included expenses of hiring replacement workers during a union strike in January 2001.

TRANSMISSION  EXPENSES
     Transmission expenses increased by approximately $0.3 million or 8.1% for the three months ended September 30, 2002, compared with the same period in 2001. The Company's relative share of transmission costs varies with the peak demand recorded on Vermont's transmission system. The Company's share of those costs has increased due to its increased load growth, relative to other Vermont utilities, experienced during the previous twelve months, and also because of increased transmission investment by VELCO, and increased congestion charges. Transmission expenses increased by approximately $1.2 million or 10.7 percent for the nine months ended September 30, 2002, compared with the same period in 2001 for the same reasons mentioned in the three-month comparison. Congestion charges recorded in the first nine months of 2002 and 2001 reflect the lack of adequate transmission or generation capacity in certain locations within New England, and these charges are allocated to all ISO New England members.
     On July 31, 2002, FERC issued a Notice of Proposed Rulemaking to amend its regulations and modify its existing pro forma open access transmission tariff to require that all public utilities with open access transmission tariffs to modify these tariffs to reflect non-discriminatory, standardized transmission service and standard wholesale electric market design ("SMD"). This rulemaking, known as the "SMD NOPR", proposes to implement standard market design and locational marginal pricing in all regions of the United States, including New England. The SMD NOPR is currently in the rulemaking comment period. It is uncertain whether or how implementation of FERC's SMD NOPR, if and when approved, may differ from the ISO New England SMD plan, or how implementation of the SMD NOPR could impact the Company's power supply or transmission costs, although the impacts could be material.

     On August 23, 2002, ISO New England and the New York Independent System Operator filed a petition with the FERC proposing to establish a single Northeastern Regional Transmission Organization ("NERTO") encompassing the six New England states and New York. If approved and established, NERTO would replace ISO New England as the entity responsible for reliability of the bulk power system, operation of the region's wholesale markets and provision of transmission throughout the region. The Company has filed comments opposing the NERTO petition, which remains pending before FERC. If the NERTO proposal is approved and implemented, the potential impacts on the Company's power supply and transmission costs are uncertain, but could be material.

     On September 20, 2002, the FERC accepted in part ISO New England's request to implement a standard market design ("SMD") governing wholesale energy sales in New England. The ISO currently plans to implement its SMD plan in early 2003. SMD will include a system of locational marginal pricing of energy, under which prices will be determined by zone, and based in part on transmission congestion experienced in each zone. Initially, the State of Vermont is expected to comprise a single zone under the plan, although pricing may eventually be determined on a more localized basis. The effect of implementation of this SMD on the Company's power supply or transmission costs remains uncertain, but could be material.

MAINTENANCE  EXPENSES
     Maintenance expenses increased 19.7 percent or $0.3 million for the three months ended September 30, 2002 compared with the same period in 2001, primarily due to increased repair costs arising from storm damage.
     Maintenance expenses increased by approximately $1.1 million or 20.5 percent during the first nine months of 2002 compared with the same period in 2001, primarily due to the costs of repair from a series of minor storms in 2002 and increases in maintenance costs at our wind generation facility located in Searsburg, Vermont.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses increased $0.1 million or 3.4 percent during the third quarter of 2002 compared with the same period in 2001 primarily due to increases in capital expenditures in 2001.
     Depreciation and amortization expenses decreased $0.3 million or 2.4 percent during the first nine months of 2002 compared with the same period in 2001 primarily due to decreased amortization in 2002 of demand side management assets, partially offset by increased depreciation from capital expenditures in 2001.

TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes expense for the third quarter and the first nine months of 2002 were essentially unchanged compared with the same respective periods in 2001.

INCOME  TAXES
     Income taxes decreased $0.4 million in the third quarter of 2002 compared with the same period in 2001 due to a decrease in pretax book income from core electric operations.
     Income taxes decreased $1.1 million or 18 percent for the first nine months of 2002 compared with the same period in 2001 for the same reason.

OTHER  INCOME
     Other income increased $0.1 million during the three months ended September 30, 2002 when compared with the same period in 2001. Our equity in earnings from VY increased approximately $0.8 million due primarily to tax benefits arising as a result of the sale of the nuclear power plant to Entergy. This increase was substantially offset by a payment of $0.5 million made to VY's non-Vermont sponsors in return for guarantees those sponsors made to Entergy to finalize the VY sale. Other income for the nine months ended September 30, 2002 was essentially unchanged from the same period in 2001.

INTEREST  CHARGES
     Interest charges decreased $0.2 million or 9.7 percent in the third quarter of 2002 compared with the same period in 2001, primarily due to the redemption of $8.0 million first mortgage bonds in December 2001 and $5.1 million first mortgage bonds in May 2002, partially offset by increased short-term borrowings and related interest costs.
     Interest charges decreased $0.8 million or 14.8 percent in the first nine months of 2002 compared with the same period in 2001 for the same reasons.

PREFERRED  STOCK  DIVIDENDS
     Dividends paid on preferred stock decreased $0.2 million for the quarter ended September 30, 2002 when compared with the same period in 2001, due to redemptions of preferred stock during 2002 as discussed in this section under "Liquidity and Capital Resources". Dividends paid on preferred stock decreased $0.6 million for the nine-month period ended September 30, 2002 compared with the same period in 2001, for the same reason.

LIQUIDITY  AND  CAPITAL  RESOURCES
     In the nine months ended September 30, 2002, we spent $15.3 million principally for expansion and improvements of our transmission, distribution and generation plant, and environmental expenditures. We expect to spend approximately $4.4 million during the remainder of 2002.
     The Company renegotiated a 364-day revolving credit agreement with Fleet Financial Services ("Fleet") joined by KeyBank National Association, ("KeyBank") with the renegotiated agreement expiring June 18, 2003 (the "Fleet-Key Agreement"). The Fleet-Key Agreement is for $35.0 million, unsecured, and allows the Company to choose any blend of a daily variable prime rate and a fixed term LIBOR-based rate. There was $11.0 million outstanding with a weighted average rate of 4.0 percent on the Fleet-Key Agreement at September 30, 2002. There was no non-utility short-term debt outstanding at September 30, 2002.
     On July 27, 2001, the VPSB approved a $12.0 million two-year unsecured loan agreement, with Fleet, joined by KeyBank, and the loan was made to the Company on August 24, 2001. At September 30, 2002, there was $12.0 million outstanding under the two-year loan agreement.
     In its January, 2001 Order approving a 3.49% rate increase for the Company, the VPSB ordered that the Company freeze its common stock dividend rate until it had successfully replaced short-term and intermediate-term credit facilities with long-term debt or equity financing. In August 2002, the Company petitioned the VPSB for consent to issue long-term debt, with the proceeds to be used, in part, to repay existing short and intermediate-term indebtedness. On October 10, 2002, the VPSB issued an order approving the Company's petition. Pursuant to this order, upon issuance of new long-term debt and repayment of existing borrowings under the Fleet-Key Agreement and the $12.0 million two-year unsecured term loan, the dividend freeze order will terminate, allowing the Company's Board of Directors to consider an increase in the Company's common stock dividend rate. The Company expects the Board of Directors to consider whether changes in the dividend level are appropriate at its December 2002 meeting.
     On October 18, 2002, the Company commenced a "Dutch Auction" self-tender offer to repurchase up to 800,000, or approximately 14%, of its common shares outstanding. The Company has also reserved the right to purchase additional shares totaling up to 2% of the outstanding shares. Shareholders may offer to sell all or a portion of the shares they own within a price range of $17.00 to $21.00. Upon completion of the tender offer, the Company will select the lowest purchase price that will allow it to purchase 800,000 shares, or such lesser number of shares actually tendered, if the total number tendered is less than 800,000 shares.
     The Company is making the offer because the Board of Directors believes that the equity component of its capital structure exceeds its needs given the present outlook of the Company. The Company has adopted an average capital structure target of approximately fifty percent debt and fifty percent equity, and completion of the offer will help the Company achieve that target over time.
     On March 15, 2002, the Company paid $5.3 million to redeem 10.0% first mortgage bonds due 2004. During March and June 2002, the Company paid $11.0 and $1.0 million, respectively, to redeem the 7.32 percent Class E preferred stock outstanding. On May 1, 2002, the Company paid $0.3 million to redeem the 7.0 percent Class C preferred stock outstanding.
     The  credit ratings of the Company's securities at September 30, 2002 were:



                     Fitch   Moody's  Standard & Poor's
--------------------  -------  -----------------
First mortgage bonds  BBB+     Baa1               BBB
Preferred stock. . .  BBB      Ba1                BB

On August 29, 2002, Moody's upgraded the Company's senior secured debt rating to Baa1 from Baa2. The outlook for the ratings is stable. On September 29, 2002 Fitch Ratings upgraded the ratings of the Company's first mortgage bonds to BBB+ from BBB, with a stable outlook. On September 23, 2002, Standard and Poor's Ratings Services affirmed its BBB rating of the Company's senior secured debt, with a stable outlook.

The  following  table  presents  payments  contractually  due  by  category:

     In  thousands
Contractual  Obligations                            Less
at  September  30,  2002                          than  1     1-3      4-5     After
                                          Total    year      years     years   5 years
         ------------------------------------  ----------  --------  --------  --------
Long-term Debt . . . . . . . . . . .  $   79,000  $ 20,000  $  8,000  $ 14,000  $ 37,000
Revolving Credit . . . . . . . . . .      11,000    11,000         -
Interest on Long Term Debt . . . . .      61,672     5,457     9,020     7,994    39,201
Capital Lease. . . . . . . . . . . .       5,640       107       852       852     3,829
Preferred Stock. . . . . . . . . . .         235       150        60        25
Hydro-Quebec power supply contracts.     667,106    47,405   100,396    63,834   455,471
MS power supply contract . . . . . .     200,042    57,847    87,347    54,849         -
Vermont Yankee power supply contract     333,966    37,058    72,750    57,655   166,504
Total Contractual Cash Obligations .  $1,358,661  $179,023  $278,424  $199,209  $702,005
                                      ==========  ========  ========  ========  ========

Certain amounts included in contractual obligations for Hydro-Quebec and Vermont Yankee power supply contracts include estimates of future power supply costs that could change by a material amount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FUTURE OUTLOOK-COMPETITION AND RESTRUCTURING-The electric utility business continues to experience rapid and substantial changes. These changes are the result of the following trends:
     disparity in electric rates, transmission, and generating capacity among and within various regions of the country;
     improvements  in  generation  efficiency;
     increasing  demand  for  customer  choice;
     consolidation  through  business  combinations;
     new regulations and legislation intended to foster competition, also known as restructuring; and
     increasing  volatility  of  wholesale  market  prices  for  electricity.

     We are unable to predict what form future restructuring legislation, if adopted, will take and what impact that might have on the Company, but it could be material. Recent power supply difficulties in some regulatory jurisdictions, such as California, and proposed changes in regional and national wholesale markets appear to have dampened any immediate push towards de-regulation in Vermont.
     During 2001, the Town of Rockingham ("Rockingham"), Vermont initiated inquiries and legal procedures to establish its own electric utility, seeking to purchase an existing hydro-generation facility from a third party, and the associated distribution plant owned by the Company within Rockingham. In March 2002, voters in Rockingham authorized Rockingham to create a municipal utility by acquiring a municipal plant, which would include the Bellows Falls hydroelectric facility and the electric distribution systems of the Company and/or Central Vermont Public Service Corporation. The Company receives annual revenues of approximately $4.0 million from its customers in Rockingham. Should Rockingham create a municipal system, the Company would vigorously pursue its right to receive just compensation from Rockingham. Such compensation would include full reimbursement for Company assets, if acquired, and full reimbursement of any other costs associated with the loss of customers in Rockingham, to assure that our remaining customers do not subsidize a Rockingham municipal utility.

     In a series of Vermont regulatory proceedings, the Company has agreed to undertake a process known as "distributed utility planning" as part of its transmission and distribution planning process. Distributed utility planning requires the Company to evaluate conservation-related alternatives and distributed generation alternatives to typical transmission and distribution capital investments. In certain circumstances, the Company may be required to implement conservation or distributed generation alternatives in lieu of, or in addition to, traditional transmission and distribution capital investments, where societal cost savings associated with conservation or distributed generation, including the costs associated with avoided electricity sales, justify the expenditures. The Company is uncertain of the potential magnitude of future spending requirements for this program, but note they could be material. Costs associated with conservation measures or distributed generation facilities not owned by the Company would be deferred as regulatory assets pending future rate proceedings.

PENSION
     Due to sharp declines in the equity markets during 2001 and 2002, the value of assets held in trusts to satisfy the Company's pension plan obligations has decreased. The Company's pension plan assets are primarily made up of public equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods.
     The Company's funding policy is to make voluntary contributions to its defined benefit plans before ERISA or Pension Benefit Guaranty Corporation requirements mandate such contributions under minimum funding rules, and so long as the Company's liquidity needs do not preclude such investments. The Company plans to make voluntary pension plan contributions totaling $2 million between September 1, 2002 and June 30, 2003, of which $500,000 has been contributed to date. The Company's pension costs and cash funding requirements could increase in future years in the absence of recovery in the equity markets.
     As a result of GMP's retirement plan asset return experience, at December 31, 2002, the Company could be required to recognize an additional minimum liability as prescribed by generally accepted accounting principles. The liability would be recorded as a reduction to common equity through a charge to other comprehensive income and would not affect net income for 2002.



NEW  ACCOUNTING  STANDARDS
     See Part I-Item 1, Note 6, "New Accounting Standards" for more information on the adoption of new accounting standards and the impact, or lack thereof, on the Company's financial position and operating results.

EFFECTS  OF  INFLATION
     Financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic costs. This accounting provides reasonable financial statements but does not always take inflation into consideration. As rate recovery is based on both historical costs and known and measurable changes, the Company is able to receive some rate relief for inflation. It does not receive immediate rate recovery relating to fixed costs associated with Company assets. Such fixed costs are recovered based on historic figures. Any effects of inflation on plant costs are generally offset by the fact that these assets are financed through long-term debt.

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

Commodity Price Risk     At September 30, 2002
                      Fair Value     Market Risk
                    ---------------  ------------
                    (in thousands)
Net short position  $        32,615  $      3,000

ITEM  4.  CONTROLS  AND  PROCEDURES
     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Treasurer and Controller (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and its Treasurer and Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                     ------

                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                SEPTEMBER 30,2002
                                -----------------
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  1.  Legal  Proceedings
See  Notes  3,  4  and  5  of  Notes  to  Consolidated  Financial    Statements

ITEM  2.  Changes  in  Securities
          NONE

ITEM  3.  Defaults  Upon  Senior  Securities
          NONE

ITEM  4.   NONE

ITEM  5.  Other  Information
     The Company's Chief Executive Officer and the Company's Treasurer and Controller (principal financial officer) have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  6.
(A)  EXHIBITS
   ----------
           NONE



(B)  REPORTS  ON  FORM  8-K
            ---------------
     The following filings on Form 8-K were filed by the Company on the topics and dates indicated:

August 14, 2002 Form 8-K announced the certification of financial statements filed with the SEC by the Chief Executive Officer and President, and the Treasurer and Controller (principal financial officer).

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


                                GREEN  MOUNTAIN  POWER  CORPORATION
                            ---------------------------------------
                                         (Registrant)

Date:  November  13,  2002        /s/Christopher  L.  Dutton
                                  --------------------------
                             Christopher L. Dutton, Chief Executive Officer and President



Date:  November  13,  2002         /s/Robert  J.  Griffin
                                   ----------------------
                              Robert  J.  Griffin,  (as  Principal  Financial
Officer)
                              Treasurer  and  Controller

I,  Christopher  L.  Dutton,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of Green Mountain Power Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifiying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses
Date:  November  13,  2002
/s/Christopher  L.  Dutton
--------------------------
Christopher  L.  Dutton,  Chief  Executive  Officer  and  President

I,  Robert  J.  Griffin,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of Green Mountain Power Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses Date:November 13, 2002
/s/Robert  J.  Griffin
Robert  J.  Griffin,  Treasurer  and  Controller  (Principal  Financial Officer)