Form 10-Q
period 2003-03-31
GREEN MOUNTAIN POWER CORP
filed 2003-05-13
CIK 43704

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549
                           __________________________
                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                --------------
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
          FOR THE TRANSITION PERIOD FROM  ___________  TO  ___________

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
                                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS  -  COMMON  STOCK       OUTSTANDING  AT  APRIL  30,  2003
---------------------------      ----------------------------------
    $3.33  1/3  PAR  VALUE                         4,962,757










This report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as "may," "could", "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. You should read statements that contain these words carefully because they discuss the Company's future expectations, contain projections of the relevant company's future results of operations or financial condition, or state other "forward-looking" information.

     There may be events in the future that we are not able to predict accurately or control and that may cause actual results to differ materially from the expectations described in forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this document, including the documents incorporated by reference in this document. These differences may be the result of various factors, including changes in general, national, regional, or local economic conditions, changes in fuel or wholesale power supply costs, regulatory or legislative action or decisions, and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.

     The factors referred to above include many, but not all, of the factors that could impact the Company's ability to achieve the results described in any forward-looking statements. You should not place undue reliance on forward-looking statements. You should be aware that the occurrence of the events described above and elsewhere in this document, including the documents incorporated by reference, could harm the Company's business, prospects, operating results or financial condition. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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











                          PART I FINANCIAL INFORMATION
                        GREEN MOUNTAIN POWER CORPORATION
       INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   AT AND FOR THE THREE MONTHS ENDED MARCH 31,
                                  2003 AND 2002

ITEM  1.  FINANCIAL  STATEMENTS                                           PAGE

Consolidated  Statements  of  Income  and  Comprehensive Income                4

Consolidated  Statements  of  Cash  Flows                                     5

Consolidated  Balance  Sheets                                               6

Consolidated  Statements  of  Retained  Earnings                           8

Notes  to  Consolidated  Financial  Statements                                8

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF  OPERATIONS                                                 18

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK        25

ITEM  4.  CONTROLS  AND  PROCEDURES                                           28

PART  II.  OTHER  INFORMATION                                                29

Exhibits  and  Reports  on  Form 8-K                                          29

Signatures                                                                30

Certifications                                                            33

The accompanying notes are an integral part of the consolidated financial statements.


 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                    UNAUDITED
                                                                     ---------
                                                             THREE  MONTHS  ENDED
                                                                      MARCH 31
                                                                 2003      2002
                                                               --------  --------
(in thousands, except per share data)
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .  $72,945   $68,866
                                                               --------  --------
 OPERATING EXPENSES
 Power Supply
  Vermont Yankee Nuclear Power Corporation. . . . . . . . . .    9,539     8,073
  Company-owned generation. . . . . . . . . . . . . . . . . .    3,372       962
  Purchases from others . . . . . . . . . . . . . . . . . . .   36,276    38,147
 Other operating. . . . . . . . . . . . . . . . . . . . . . .    4,400     3,507
 Transmission . . . . . . . . . . . . . . . . . . . . . . . .    4,057     3,970
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .    2,115     2,215
 Depreciation and amortization. . . . . . . . . . . . . . . .    3,548     3,531
 Taxes other than income. . . . . . . . . . . . . . . . . . .    2,019     1,971
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . .    2,388     2,049
                                                               --------  --------
    Total operating expenses. . . . . . . . . . . . . . . . .   67,714    64,425
                                                               --------  --------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    5,231     4,441
                                                               --------  --------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations.      413       559
 Allowance for equity funds used during construction. . . . .       85        72
 Other income (deductions), net . . . . . . . . . . . . . . .      136       (67)
                                                               --------  --------
    TOTAL OTHER INCOME. . . . . . . . . . . . . . . . . . . .      634       564
                                                               --------  --------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . .    5,865     5,005
                                                               --------  --------
 INTEREST CHARGES
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    1,762     1,360
 Other interest . . . . . . . . . . . . . . . . . . . . . . .       76       213
 Allowance for borrowed funds used during construction. . . .      (58)      (33)
                                                               --------  --------
    TOTAL INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,780     1,540
                                                               --------  --------
 INCOME BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . .    4,085     3,465
 DISCONTINUED OPERATIONS
 Dividends on preferred stock . . . . . . . . . . . . . . . .        1        85
                                                               --------  --------
 Income from continuing operations. . . . . . . . . . . . . .    4,084     3,380
 Income (loss) from discontinued segment,
 including provisions for operating
 losses during phaseout period. . . . . . . . . . . . . . . .      (13)      (26)
                                                               --------  --------
 NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 4,071   $ 3,354
                                                               ========  ========


                                                                 UNAUDITED
                                                                 ---------
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME          THREE MONTHS ENDED
                                                                   MARCH 31
                                                               2003     2002
                                                                 ----     ----
                                 Net income           $    4,071      $    3,354
                                                               -               -
                                                     -----------     -----------
          Other comprehensive income, net of tax      $    4,071      $    3,354
                                                     ===========     ===========
 Common  stock  data
              Basic earnings per share                $     0.82      $     0.59
            Diluted earnings per share                      0.80            0.57
     Cash dividends declared per share                $     0.19      $     0.14
Weighted average common shares outstanding-basic           4,959           5,691
Weighted average common shares outstanding-diluted         5,118           5,870

 The accompanying notes are an integral part of these consolidated financial statements.



                                                                             Unaudited
                                                                             ---------
            GREEN  MOUNTAIN  POWER  CORPORATION                    For the Three Months Ended
            CONSOLIDATED STATEMENTS OF CASH FLOWS                             March 31,
                                                                        2003          2002
                                                                   ---------------  ---------
OPERATING ACTIVITIES:                                              (in thousands)
Net income (loss) before preferred dividends. . . . . . . . . . .  $        4,073   $  3,439
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . .           3,548      3,531
Dividends from associated companies less equity income. . . . . .              35        (96)
Allowance for funds used during construction. . . . . . . . . . .            (143)      (105)
Amortization of deferred purchased power costs. . . . . . . . . .           1,120        963
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .             570       (368)
Deferred purchased power costs. . . . . . . . . . . . . . . . . .             (42)       725
Adjustment to provision for loss on segment disposal. . . . . . .               -          -
Rate levelization liability . . . . . . . . . . . . . . . . . . .              87     (2,212)
Conservation deferrals, net . . . . . . . . . . . . . . . . . . .             (71)      (106)
Changes in:
Accounts receivable and accrued utility revenues. . . . . . . . .             186        303
Prepayments, fuel and other current assets. . . . . . . . . . . .            (264)       809
Accounts payable and other current liabilities. . . . . . . . . .          (1,789)    (1,039)
Accrued income taxes payable and receivable . . . . . . . . . . .           2,067      4,798
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             290        646
                                                                   ---------------  ---------
Net cash provided by operating activities . . . . . . . . . . . .           9,668     11,288

INVESTING ACTIVITIES:
Construction expenditures . . . . . . . . . . . . . . . . . . . .          (3,460)    (3,830)
Environmental expenditures, net . . . . . . . . . . . . . . . . .          (1,640)         9
Investment in nonutility property . . . . . . . . . . . . . . . .             (66)       (59)
                                                                   ---------------  ---------
Net cash used in investing activities . . . . . . . . . . . . . .          (5,167)    (3,880)
                                                                   ---------------  ---------
FINANCING ACTIVITIES:
Payments to acquire treasury stock. . . . . . . . . . . . . . . .              (3)         -
Repurchase of preferred stock . . . . . . . . . . . . . . . . . .               -    (11,000)
Issuance of common stock. . . . . . . . . . . . . . . . . . . . .              71        215
Reduction in long-term debt . . . . . . . . . . . . . . . . . . .               -     (5,100)
Short-term debt, net. . . . . . . . . . . . . . . . . . . . . . .          (2,250)     6,000
Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . .            (944)      (867)
                                                                   ---------------  ---------
Net cash used in financing activities . . . . . . . . . . . . . .          (3,126)   (10,752)
                                                                   ---------------  ---------
Net increase (decrease) in cash and cash equivalents. . . . . . .           1,375     (3,343)
Cash and cash equivalents at beginning of period. . . . . . . . .           1,909      5,006
                                                                   ---------------  ---------
Cash and cash equivalents at end of period. . . . . . . . . . . .  $        3,284   $  1,662
                                                                   ===============  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for: Interest (net of amounts capitalized)  $        1,024   $  1,742
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .               -        965


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INFORMATION:
A capital lease obligation of $181 was incurred when the Company entered into a lease for new office furniture during February 2003.

The accompanying notes are an integral part of these consolidated financial statements.



GREEN  MOUNTAIN  POWER  CORPORATION
CONSOLIDATED BALANCE SHEETS                            UNAUDITED
                                                      ---------
                                                      MARCH 31     DECEMBER 31
                                                    2003      2002      2002
                                                  --------  --------  --------
(in thousands)
ASSETS
UTILITY PLANT
  Utility plant, at original cost. . . . . . . .  $312,867  $303,700  $311,543
  Less accumulated depreciation. . . . . . . . .   125,287   122,133   122,197
                                                  --------  --------  --------
  Net utility plant. . . . . . . . . . . . . . .   187,580   181,567   189,346
  Property under capital lease . . . . . . . . .     5,467     5,959     5,287
  Construction work in progress. . . . . . . . .    11,032     9,851     8,896
                                                  --------  --------  --------
  Total utility plant, net . . . . . . . . . . .   204,079   197,377   203,529
                                                  --------  --------  --------
OTHER INVESTMENTS
  Associated companies, at equity. . . . . . . .    14,067    14,997    14,101
  Other investments. . . . . . . . . . . . . . .     7,241     6,979     7,451
                                                  --------  --------  --------
  Total other investments. . . . . . . . . . . .    21,308    21,976    21,552
                                                  --------  --------  --------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . .     3,284     1,378     1,909
  Accounts receivable, less allowance for
  doubtful accounts of $547, $613 and $547 . . .    17,527    17,087    17,253
  Accrued utility revenues . . . . . . . . . . .     6,158     5,585     6,618
  Fuel, materials and supplies, at average cost.     3,567     3,524     3,349
  Prepayments. . . . . . . . . . . . . . . . . .     1,924     1,444     1,901
  Other. . . . . . . . . . . . . . . . . . . . .       425       262       402
                                                  --------  --------  --------
  Total current assets . . . . . . . . . . . . .    32,885    29,280    31,432
                                                  --------  --------  --------
DEFERRED CHARGES
  Demand side management programs. . . . . . . .     6,379     6,841     6,434
  Purchased power costs. . . . . . . . . . . . .     1,253     1,744     2,323
  Pine Street Barge Canal. . . . . . . . . . . .    13,019    12,425    13,019
  Power supply derivative deferral . . . . . . .    19,778    40,776    18,405
  Other. . . . . . . . . . . . . . . . . . . . .    11,009    15,036    11,413
                                                  --------  --------  --------
  Total deferred charges . . . . . . . . . . . .    51,438    76,822    51,594
                                                  --------  --------  --------

NON-UTILITY
  Other current assets . . . . . . . . . . . . .         8       292         8
  Property and equipment . . . . . . . . . . . .       249       712       249
  Other assets . . . . . . . . . . . . . . . . .       730       807       738
                                                  --------  --------  --------
  Total non-utility assets . . . . . . . . . . .       987     1,811       995
                                                  --------  --------  --------

TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $310,697  $327,266  $309,102
                                                  ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.




GREEN  MOUNTAIN  POWER  CORPORATION
                 CONSOLIDATED BALANCE SHEETS               UNAUDITED
                                                           ---------
                                                         MARCH 31        DECEMBER 31
                                                       2003       2002       2002
                                                     ---------  ---------  ---------
(in thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
5,789,596 ,5,712,680 and 5,782,496) . . . . . . . .  $ 19,300   $ 19,047   $ 19,276
Additional paid-in capital. . . . . . . . . . . . .    75,394     74,753     75,347
Retained earnings . . . . . . . . . . . . . . . . .    19,300     10,643     16,171
Accumulated other comprehensive income. . . . . . .    (2,374)         -     (2,374)
Treasury stock, at cost (827,639 and 15,856 shares)   (16,701)      (378)   (16,698)
                                                     ---------  ---------  ---------
Total common stock equity . . . . . . . . . . . . .    94,919    104,065     91,722
Redeemable cumulative preferred stock . . . . . . .        55      1,325         55
Long-term debt, less current maturities . . . . . .    93,000     71,000     93,000
                                                     ---------  ---------  ---------
Total capitalization. . . . . . . . . . . . . . . .   187,974    176,390    184,777
                                                     ---------  ---------  ---------
CAPITAL LEASE OBLIGATION. . . . . . . . . . . . . .     5,458      5,959      5,287
                                                     ---------  ---------  ---------
CURRENT LIABILITIES
Current maturities of preferred stock . . . . . . .        30        235         30
Current maturities of long-term debt. . . . . . . .     8,000      8,000      8,000
Short-term debt . . . . . . . . . . . . . . . . . .       250      6,000      2,500
Accounts payable, trade and accrued liabilities . .     5,149      6,928      7,431
Accounts payable to associated companies. . . . . .     8,668      7,613      8,940
Rate levelization liability . . . . . . . . . . . .     4,177      4,372      4,091
Customer deposits . . . . . . . . . . . . . . . . .       904        976        898
Interest accrued. . . . . . . . . . . . . . . . . .     1,873      1,327      1,081
Other . . . . . . . . . . . . . . . . . . . . . . .     7,554      7,774      5,520
                                                     ---------  ---------  ---------
Total current liabilities . . . . . . . . . . . . .    36,605     43,225     38,491
                                                     ---------  ---------  ---------
DEFERRED CREDITS
Power supply derivative liability . . . . . . . . .    19,778     40,776     18,405
Accumulated deferred income taxes . . . . . . . . .    27,112     23,462     26,471
Unamortized investment tax credits. . . . . . . . .     3,060      3,342      3,130
Pine Street Barge Canal cleanup liability . . . . .     7,192     10,068      8,833
Other . . . . . . . . . . . . . . . . . . . . . . .    21,703     21,033     21,767
                                                     ---------  ---------  ---------
Total deferred credits. . . . . . . . . . . . . . .    78,845     98,681     78,606
                                                     ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
Net liabilities of discontinued segment . . . . . .     1,815      3,011      1,941
                                                     ---------  ---------  ---------
Total non-utility liabilities . . . . . . . . . . .     1,815      3,011      1,941
                                                     ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . .  $310,697   $327,266   $309,102
                                                     =========  =========  =========



The accompanying notes are an integral part of these consolidated financial statements.

                                                            UNAUDITED
 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS          THREE MONTHS ENDED
                                                             MARCH 31
                                                         2003      2002
                                                       --------  --------
In thousands
 Balance - beginning of period. . . . . . . . . . . .  $16,171   $ 8,070
 Net Income . . . . . . . . . . . . . . . . . . . . .    4,072     3,439
 Cash Dividends-redeemable cumulative preferred stock       (1)      (85)
 Cash Dividends-common stock. . . . . . . . . . . . .     (942)     (781)
                                                       --------  --------
 Balance - end of period. . . . . . . . . . . . . . .  $19,300   $10,643
                                                       ========  ========


 The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2003

PART  I-ITEM  1
1.     SIGNIFICANT  ACCOUNTING  POLICIES
     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and include other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the Green Mountain Power Corporation (the "Company" or "GMP") annual report for 2002 filed on Form 10-K, are adequate to make the information presented not misleading.
     Management believes the most critical accounting policies include the timing of expense and revenue recognition under the regulatory accounting framework within which we operate, the manner in which we account for certain power supply arrangements that qualify as derivatives, and the defined benefit plan assumptions used to determine plan liabilities for our defined benefit retirement plans. These accounting policies, among others, affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.
     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. In periods prior to April 2001, we charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These were called seasonally differentiated rates. Seasonal rates were eliminated in April 2001, and generated approximately $8.5 million of revenues deferred in 2001, of which $4.4 million was recognized during 2002. The remaining $4.1 million will be used to offset increased costs or write off regulatory assets during 2003.
     Certain  line  items  on  the  prior  year's financial statements have been
reclassified  for  consistent  presentation  with  the  current  year.     The
preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - and amendment of SFAS 123". The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had the Company expensed stock-based compensation under SFAS 123, the Company's diluted earnings would have been reduced by $0.01 per share for the three months ended March 31, 2003.

                                  Three months ended
            Pro-forma net income (loss)     March 31
                                          2003    2002
                                         ------  ------
In thousands, except per share amounts
Net income (loss) reported. . . . . . .  $4,071  $3,354
Pro-forma net income (loss) . . . . . .   4,034   3,316
Net income (loss) per share
  As reported-basic . . . . . . . . . .    0.82    0.59
  Pro-forma basic . . . . . . . . . . .    0.81    0.58
  As reported-diluted . . . . . . . . .    0.80    0.57
  Pro-forma diluted . . . . . . . . . .    0.79    0.56

UNREGULATED  OPERATIONS
     Our wholly owned subsidiaries are Northern Water Resources, Inc. ("NWR"); Green Mountain Propane Gas Company Limited ("GMPG"); GMP Real Estate Corporation; Green Mountain Power Investment Company ("GMPIC") and Green Mountain Resources, Inc. ("GMRI"). We also have a rental water heater program that is not regulated by the VPSB. The results of these subsidiaries, excluding NWR, and the Company's unregulated rental water heater program are included in earnings of affiliates and non-utility operations in the Other (Deductions) Income section of the Consolidated Statements of Income.

2.     INVESTMENT  IN  ASSOCIATED  COMPANIES
     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).

VERMONT YANKEE NUCLEAR POWER CORPORATION ("VY" OR "VERMONT YANKEE") Percent ownership: 19.0% common

                     Three months ended
                            March 31
                         2003     2002
                        -------  -------
(in thousands)
Gross Revenue. . . . .  $47,968  $38,731
Net Income Applicable.      685    1,487
      to Common Stock
Equity in Net Income .      127      313

On July 31, 2002, Vermont Yankee completed the sale of its nuclear power plant to Entergy Nuclear Vermont Yankee ("Entergy"). In addition to the sale of the generating plant, the transaction calls for Entergy, through its power contract with VY, to provide 20 percent of the plant output to the Company through 2012, which represents approximately 35 percent of the Company's energy requirements. The Company owns approximately 19 percent of the common stock of VY. Our benefits of the plant sale and the VY power contract with Entergy include:
     VY receives cash approximately equal to the book value of the plant assets, removing the potential for stranded costs associated with the plant.
     VY and its owners no longer bear operating risks associated with running the plant.
     VY and its owners no longer bear the risks associated with the eventual decommissioning of the plant.
     Prices under the Power Purchase Agreement between VY and Entergy (the "PPA") range from $39 to $45 per megawatt-hour for the period beginning January 2003, substantially lower than the forecasted cost of continued ownership and operation by VY. Contract prices ranged from $49 to $55 for 2002, higher than the forecasted cost of continued ownership for 2002.
     The PPA calls for a downward adjustment in the price if market prices for electricity fall by defined amounts beginning no later than November 2005. If market prices rise, however, the contract prices are not adjusted upward.

     The Company remains responsible for procuring replacement energy at market prices during periods of scheduled or unscheduled outages at the Entergy plant.

     Although the sale closed on July 31, 2002, the Company's distribution of the sale proceeds and final accounting for the sale are pending certain regulatory approvals. The Company expects its share of the Vermont Yankee sale proceeds, currently estimated at between $7.0 and $8.0 million, to be distributed in the latter part of 2003.
     The sale required various regulatory approvals, all of which were granted on terms acceptable to the parties to the transaction. Certain intervener parties to the VPSB approval proceeding appealed the VPSB approval to the Vermont Supreme Court. That appeal is pending. If the appellants prevail on their appeal, the VPSB could be required to conduct additional proceedings or to reconsider its order approving the sale.


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

                    Three months ended
                           March 31
                        2003    2002
                       ------  ------
(in thousands)
Gross Revenue . . . .  $5,635  $6,484
Net Income. . . . . .     273     195
Equity in Net Income.     106      77

3.  COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL  MATTERS
     The electric industry typically uses or generates a range of potentially hazardous products in its operations. We must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. We believe that we comply with these requirements and that there are no outstanding material complaints about the Company's compliance with present environmental protection regulations, except for developments related to the Pine Street Barge Canal site.

PINE  STREET  BARGE  CANAL  SITE
     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal ("Pine Street") site in Burlington, Vermont, where coal tar and other industrial materials were deposited.
     In September 1999, we negotiated a final settlement with the United States, the State of Vermont (the "State"), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. In November 1999, the Consent Decree was filed in the federal district court. The Consent Decree addresses claims by the Environmental Protection Agency (the "EPA") for past Pine Street site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
     As of March 31, 2003, our total expenditures related to the Pine Street site since 1982 were approximately $29.0 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently waiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals of a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up ("remediation costs"), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
     We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, together with our remediation costs, to be $13.0 million through 2033. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset, and we believe that it is probable that we will receive future revenues to recover these costs.
     Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site-related costs, the Company and the Vermont Department of Public Service (the "Department"), and as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.
     We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers". The VPSB Order released January 23, 2001 and discussed below did not change the status of Pine Street cost recovery.

RETAIL  RATE  CASE

     The Company reached a final settlement agreement with the Department in its 1998 rate case during November 2000. The final settlement agreement contained the following provisions:

     The Company received a rate increase of 3.42 percent above existing rates, beginning with bills rendered January 23, 2001, and prior temporary rate increases became permanent;
     Rates were set at levels that recover the Company's Hydro Quebec VJO contract costs, effectively ending the regulatory disallowances experienced by the Company from 1998 through 2000;
     The Company agreed not to seek any further increase in electric rates prior to April 2002 (effective in bills rendered January 2003) unless certain substantially adverse conditions arise, including a provision allowing a request for additional rate relief if power supply costs increase in excess of $3.75 million over forecasted levels;
     The Company agreed to write off in 2000 approximately $3.2 million in unrecovered rate case litigation costs, and to freeze its dividend rate until it successfully replaced short-term credit facilities with long-term debt or equity financing;
     Seasonal rates were eliminated in April 2001, which generated approximately $8.5 million in additional cash flow in 2001 that can be utilized to offset increased costs during 2002 and 2003;
     The Company agreed to consult extensively with the Department regarding capital spending commitments for upgrading our electric distribution system and to adopt customer care and reliability performance standards, in a first step toward possible development of performance-based rate-making;
     The Company agreed to withdraw its Vermont Supreme Court appeal of the VPSB's Order in a 1997 rate case; and
     The Company agreed to an earnings limitation for its electric operations in an amount equal to its allowed rate of return of 11.25 percent, with amounts earned over the limit being used to write off regulatory assets.

On January 23, 2001, the VPSB approved the Company's settlement with the Department, with two additional conditions:
     The Company and customers shall share equally any premium above book value realized by the Company in any future merger, acquisition or asset sale, subject to an $8.0 million limit on the customers' share, adjusted for inflation; and
     The  Company's  further investment in non-utility operations is restricted.

     The Company earned approximately $4.4 million less than its allowed rate of return during 2002 before including in earnings deferred revenues in the same amount.
     The Company earned approximately $30,000 in excess of its allowed rate of return during 2001 before writing off regulatory assets in the same amount.

     The VPSB, in its order approving VY's sale of its nuclear power plant to Entergy, ordered the Company and Central Vermont Public Service each to file on or before April 15, 2003, a cost-of-service study based on actual 2002 data, to enable the VPSB to determine whether an adjustment to rates is justified in 2003 or 2004. The Company filed its study on April 15, 2003 and believes its filing supports the Company's current rates and the Company did not request a rate increase or decrease in its filing. The VPSB could initiate an investigation of the Company's rates based on the Company's filing, requiring the Company to complete a rate case, and the VPSB could order an adjustment to the Company's rates based on its findings and conclusions. If the VPSB ordered the Company to reduce its rates in 2003 or 2004, this could have a material adverse effect on our operating results, cash flows and ability to pay dividends at current levels.

     On October 10, 2002, the VPSB issued an order approving the Company's request to issue long-term debt, with the proceeds to be used to repay existing intermediate term indebtedness and short-term debt outstanding under the Company's revolving credit facility. The Company used proceeds of a $42 million long-term debt issue in December 2002 to replace all short-term borrowings, satisfying the conditions in the VPSB final settlement order and permitting the Company to raise its dividend.

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

     During the first three months of 2003, $1.4 million in power supply expense was recognized to reflect the cost of option A and B, compared with $0.8 million during the first quarter of 2002 for option A only. Hydro-Quebec had previously agreed not to call option B during the contract year ended October 31, 2002. At March 31, 2003, the cumulative amount of power purchased by Hydro-Quebec under option B is approximately 458,000 MWh.

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

4.  SEGMENTS  AND  RELATED  INFORMATION
     The Company operated one segment during 2002, the electric utility operations. The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly owned unregulated subsidiaries (GMPG, GMRI, GMPIC and GMP Real Estate) and the rental water heater program as a separate line item in the Other Income section  in  the  Consolidated  Statement  of  Income.
     NWR is an unregulated business that invested in energy generation, energy efficiency and wastewater treatment projects. As of March 31, 2003, most of NWR's net assets and liabilities have been sold or otherwise disposed. The remaining net liability reflects expected warranty obligations, net of equity investments in two wind farms and wastewater treatment projects.

5.  DERIVATIVE  INSTRUMENTS  AND  RISK  MANAGEMENT

     The Company records the annual cost of power obtained under long-term contracts as operating expenses. The Company meets the majority of its customer demand through a series of long-term physical and financial contracts. There are occasions when we may experience a short position for electricity needed to supply customers. During those periods, electricity is purchased at market prices.
     SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, was effective for the Company beginning 2001.
     One objective of the Company's risk management program is to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights with counter-parties that have at least investment grade ratings. These transactions are used to mitigate the risk of fossil fuel and spot market electricity price increases. The
Company's risk management policy specifies risk measures and authorization limits for transactions. Derivative financial instruments held by the Company are used as hedges or for cost control and not for trading.
      On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings or other comprehensive income effects relating to future periods caused by application of SFAS 133. At March 31, 2003, the Company had a liability reflecting the net negative fair value of the two derivatives described below, as well as a corresponding regulatory asset of approximately $19.8 million. The Company believes that the regulatory asset, determined using the Black's or Black-Scholes option valuation method, is probable of recovery in future rates. The regulatory liability is based on current estimates of future market prices that are likely to change by material amounts.
     If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.
     The Company has a contract with Morgan Stanley Capital Group, Inc. ("MS") used to hedge against increases in fossil fuel prices. MS purchases the majority of the Company's power supply resources at index (fossil fuel resources) or specified (i.e., contracted resources) prices and then sells to us at a fixed rate to serve pre-established load requirements. This contract allows management to fix the cost of much of its power supply requirements, subject to power resource availability and other risks. The MS contract is a derivative under SFAS 133 and is effective through December 31, 2006.
Management's estimate of the fair value of the future net benefit of this contract at March 31, 2003 is approximately $7.8 million.
     As described under "Power Contract Commitments", the 9701 arrangement grants Hydro-Quebec an option to call power at prices below current and estimated future market rates. This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at March 31, 2003 is approximately $27.6 million. We use futures contracts to hedge the 9701 call option.

6.  NEW  ACCOUNTING  STANDARDS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002, which provides guidance on accounting for nuclear plant decommissioning and other asset retirement costs. SFAS 143 prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning obligations, and requires recognition of such liabilities at the time incurred. The Company has no legal retirement obligations associated with asset retirement obligations. Other removal costs related to utility plant, estimated at approximately $20.4 million, are included in accumulated depreciation. The Company adopted SFAS No. 143 on January 1, 2003 as required. There was no cumulative effect of adopting SFAS No. 143.
     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 specifies accounting and reporting for costs associated with exit or disposal activities. The application of this accounting standard, which is effective for the three months ended March 31, 2003, did not materially impact the Company's financial position or results of operations.
     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-based Compensation-Transition and
Disclosure"  ("SFAS  148").  SFAS  148  amends Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting and reporting for stock-based employee compensation. The application of this accounting standard is not expected to materially impact the Company's financial position or results of operations.
     In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities. This standard will require an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation must be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. The Company does not expect to consolidate any existing interest in unconsolidated entities as a result of Interpretation 46.
     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"("SFAS 149"). SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. Effective for contracts entered into or modified after June 30, 2003, we do not expect this statement to have a material effect on our financial position or results of operations.

7.  COMPUTATION  OF  EARNINGS  PER  SHARE
     Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. The Company established a stock incentive plan for all directors and employees during the year ended December 31, 2000, and options granted are exercisable over vesting schedules of between one and four years.

                                               Three months ended
                                                     March 31
                                                    2003    2002
                                                   ------  ------
(in thousands)
Net income before preferred dividends . . . . . .  $4,072  $3,439
Preferred stock dividend requirement. . . . . . .       1      85
                                                   ------  ------
Net income applicable to common stock . . . . . .  $4,071  $3,354
                                                   ======  ======


Weighted average number of common shares-basic. .   4,959   5,691
Dilutive effect of stock options. . . . . . . . .     159     179
Anti-dilutive stock options . . . . . . . . . . .       -       -
                                                   ------  ------
Weighted average number of common shares-diluted.   5,118   5,870
                                                   ======  ======

GREEN  MOUNTAIN  POWER  CORPORATION
PART  I-ITEM  2
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
MARCH  31,  2003

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

Management believes the most critical accounting policies include the timing of expense and revenue recognition under the regulatory accounting framework within which we operate, the manner in which we account for certain power supply arrangements that qualify as derivatives, and the defined benefit plan assumptions used to determine plan liabilities for our defined benefit retirement plans. These accounting policies, among others, affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.


     As you read this section it may be helpful to refer to the consolidated financial statements and notes in Part I-Item 1.
There are statements in this section that contain projections or estimates and are considered to be "forward-looking" as defined by the Securities and Exchange Commission. In these statements, you may find words such as "believes," "estimates," "expects," "plans," or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be materially different from those projected. Some of the reasons the results may be different are listed below and are discussed under "Competition and Restructuring" in this section:
     Regulatory  and  judicial  decisions  or  legislation;
     Weather;
     Energy  supply  and  demand  and  pricing;
     Availability,  terms,  and  use  of  capital;
     General  economic  and  business  risk;
     Nuclear  and  environmental  issues;
     Changes  in  technology;  and
     Industry  restructuring  and  cost  recovery  (including  stranded  costs).

     These forward-looking statements represent only our estimates and assumptions as of the date of this report.

RESULTS  OF  OPERATIONS
EARNINGS  SUMMARY  -  OVERVIEW
     In this section, we discuss our earnings and the principal factors affecting them. We separately discuss earnings for the utility business and for our unregulated businesses.

Total  basic  earnings  per  share  of  Common  Stock

          Three months ended March 31,
                          2003   2002
                          -----  -----
Utility business . . . .  $0.80  $0.58
Unregulated businesses .   0.02   0.01
                          -----  -----
Earnings from:
Continuing operations. .   0.82   0.59
Discontinued operations.      -      -
                          -----  -----

Basic earnings per share  $0.82  $0.59
                          =====  =====

UTILITY  BUSINESS
     The Company recorded basic earnings per share from utility operations of $0.80 in the quarter ended March 31, 2003, compared with utility earnings of $0.58 per share in the first quarter of 2002. Earnings improved primarily due to increased wholesale and retail sales of electricity that more than offset increased power supply costs and decreased recognition of deferred revenues. The completion of the Company's capital restructuring plan during 2002 also helped produce favorable comparative results. Rising employee benefit costs offset in part the increased revenues.



UNREGULATED  BUSINESSES
     Earnings from unregulated businesses, principally from the Company's water heater rental program, included in results from continuing operations for the three months ended March 31, 2003 were slightly higher than during the same period in 2002. A financial summary for these businesses follows:

  For the three months ended
                 March 31
                2003   2002
                -----  -----
(In thousands)
Revenue. . . .  $ 250  $ 248
Expense. . . .    144    164
                -----  -----
Net Income . .  $ 106  $  84
                =====  =====

OPERATING  REVENUES  AND  MWH  SALES
     Our revenues from operations, megawatt hour ("MWh") sales and average number of customers for the three months ended March 31, 2003 and 2002 are summarized below:

                                Three months ended
                                    March 31
                               2003        2002
                            ----------  ----------
(dollars in thousands)
 Operating revenues
     Retail. . . . . . . .  $   52,437  $   52,489
     Sales for Resale. . .      19,925      15,809
     Other . . . . . . . .         583         568
                            ----------  ----------
 Total Operating Revenues.  $   72,945  $   68,866
                            ==========  ==========

 MWh sales-Retail. . . . .     508,464     498,008
 MWh sales for Resale. . .     545,918     518,287
                            ----------  ----------
 Total MWh Sales . . . . .   1,054,382   1,016,295
                            ==========  ==========



 Average  Number  of  Customers
                           Three months ended
                                  March 31
                                2003    2002
                               ------  ------
    Residential . . . . . . .  74,583  73,831
    Commercial and Industrial  13,263  13,076
    Other . . . . . . . . . .      65      67
                               ------  ------
 Total Number of Customers. .  87,911  86,974
                               ======  ======

REVENUES
     Total revenues from operations in the first quarter of 2003 increased $4.1 million or 5.9 percent compared with the same period in 2002, primarily as a result of an increase of $4.1 million in revenues from wholesale sales of electricity. Wholesale revenues typically have an insignificant impact on earnings because market wholesale prices usually approximate our marginal costs for energy, but this quarter was an exception. One of the Company's principal energy suppliers reduces energy deliveries in the event of system limitations. These delivery deficiencies are typically scheduled at a later time by the Company. During the first quarter of 2003, the Company scheduled approximately 35,000 MWh of energy from this supplier to make up for delivery deficiencies in earlier periods, and sold that energy on the market at unusually high prices. Market energy prices were high in the first quarter as a result of the Venezuelan oil strike, colder than normal temperatures across the U.S and the threat of war. No deficiencies remain under Company contracts with suppliers.
     Retail operating revenues reflected a $1.9 million decline in the recognition of deferred revenues during the first quarter of 2003, compared with the same quarter of 2002. Revenues were deferred during 2001 in accordance with the settlement of the Company's retail rate case approved by the Vermont Public Service Board (the "VPSB") in January 2001(the "Settlement Order"). The Settlement Order resulted in the elimination of seasonal rates, generating an additional $8.5 million in cash flow in 2001. The Settlement Order provided that recognition of this additional $8.5 million of revenue be deferred and then recognized to offset increased costs during 2001, 2002, or 2003. The $4.1 million remaining at March 31, 2003 will be used to offset increased costs or write off regulatory assets during 2003.
     Retail revenues in the first quarter of 2003 were $0.1 million or 0.1 percent lower compared with the same period in 2002, primarily due to the $1.9 million decrease in deferred revenue recognition discussed above, that was substantially offset by revenues from increased sales to residential and commercial customers.
     Total retail MWh sales of electricity in the first quarter of 2003 increased 2.1 percent from the same quarter of 2002, primarily as a result of increased sales of 9.5 and 4.6 percent to residential and commercial customers, respectively. Sales to large industrial customers declined by 6.5 percent during the same period reflecting reduced energy consumption under a load shedding program that we manage.
     The  Company's  major  industrial customer, International Business Machines
("IBM"), accounted for 17.3% of retail sales revenue in 2002. The Company currently estimates, based on a number of projected variables, the retail rate increase required from all retail customers by a hypothetical shutdown of the IBM facility to be in the range of five to eight percent, inclusive of projected declines in sales to residential and commercial customers.
     We sell wholesale electricity to others for resale. Our revenue from wholesale MWh sales of electricity increased approximately $4.1 million or 26.0 percent in the first quarter of 2003 compared with the same period in 2002. The increase was due primarily to increased sales resulting from the delivery of deficiencies discussed above, and due to increased sales under arrangements with Morgan Stanley Capital Group, Inc. ("MS").

OPERATING  EXPENSES
POWER  SUPPLY  EXPENSES
     Power supply expenses increased 4.2 percent or $2.0 million in the first quarter of 2003 compared with the same period in 2002, as a result of increased wholesale and retail sales of electricity that were in part offset by a $2.5 million decline in costs under the Company's power supply contract with MS.
     Power supply expenses at Vermont Yankee increased 18.2 percent or $1.5 million during the first quarter of 2003 compared with the first quarter of 2002, primarily due to an increase in energy provided under the Power Purchase Agreement between VY and Entergy (the "PPA"). The sale of the VY generating plant is discussed under Part I, Item 1, Note 2, "Investment in Associated Companies".
     Company-owned generation expenses increased $2.4 million in the first quarter of 2003 compared with the same period in 2002, primarily due to increased output and fuel costs at the Stony Brook generating facility in which we have an 8.8 percent joint ownership interest, and increases in fuel costs used to operate our other peak generation facilities.
     The cost of power that we purchased from other companies decreased 4.9 percent or $1.9 million in the first quarter of 2003 compared with the same period in 2002, primarily due to a $2.3 million decrease in cost of power purchased from MS, that was partially offset by increased sales of electricity and increased expenses under the 9701 arrangement with Hydro-Quebec, pursuant to which Hydro-Quebec has the right to purchase electricity from the Company at rates below current market prices. See the discussion under Part I, Item 1,
Note 3 "Commitments and Contingencies-Power Contract Commitments" for more detail regarding the 9701 arrangement, and Part I, Item 1, Note 5, "Derivative Instruments and Risk Management" for further information regarding the MS contract.
     The 9701 arrangement allows Hydro-Quebec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract, and below current market prices. During the first quarter of 2003, $1.4million in power supply expense was recognized to reflect the costs of option A and B. During the first quarter of 2002, $0.8 million in power supply expense was recognized to reflect the cost of option A. Hydro-Quebec had previously agreed not to call option B during the 2002 contract year. The cumulative amount of power purchased to date by Hydro-Quebec under option B is approximately 458,000 MWh out of a total of 600,000 MWh which may be called over the life of the arrangement.

     Both the 9701 arrangement and any related forward purchase contracts are considered derivative instruments as defined by SFAS 133. On April 11, 2001, the VPSB issued an accounting order that allows the Company to defer recognition of any earnings or other comprehensive income effect relating to future periods caused by application of SFAS 133, and as a result, we do not anticipate SFAS 133 to cause earnings volatility. At March 31, 2003, the Company had a regulatory asset of approximately $19.8 million related to derivatives that the Company believes is probable of recovery. The regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.


OTHER  OPERATING  EXPENSES
     Other operating expenses increased 25.5 percent or $0.9 million in the first quarter of 2003 compared with the same period in 2002, as a result of increases in employee benefit plan and consulting costs.


TRANSMISSION  EXPENSES
     Transmission expenses increased by approximately $0.1 million or 2.2 for the three months ended March 31, 2003 compared with the same period in 2002, due to increased energy purchases. The Company's relative share of transmission costs varies with the peak demand recorded on Vermont's transmission system.

     During 2002, the Federal Energy Regulatory Commission ("FERC") accepted ISO New England's request to implement a standard market design ("SMD") governing wholesale energy sales in New England. ISO New England implemented its SMD plan on March 1, 2003. SMD includes a system of locational marginal pricing of energy, under which prices are determined by zone, and based in part on transmission congestion experienced in each zone. Currently, the State of Vermont constitutes a single pricing zone under the plan, although pricing may eventually be determined on a more localized ("nodal") basis. The Company does not expect the implementation of this SMD in its current form to have a material impact on the Company's power supply or transmission costs. The FERC has suggested that change to nodal pricing might be appropriate as early as 18 months after the implementation of SMD. Nodal pricing, if implemented, could have a material adverse impact on our power supply or transmission expense because certain nodes are expected to be congested absent future investments in transmission or generation assets.
     On July 31, 2002, FERC issued a Notice of Proposed Rulemaking to amend its regulations and modify its existing pro forma open access transmission tariff to require that all public utilities with open access transmission tariffs modify their tariffs to reflect non-discriminatory, standardized transmission service and standard wholesale electric market design. This rulemaking, known as the "SMD NOPR," proposes to implement standard market design and locational marginal pricing in all regions of the United States, including New England. The SMD NOPR is currently in the rulemaking comment period. It is uncertain whether or how implementation of FERC's SMD NOPR, if and when approved, may differ from the ISO New England SMD plan, or how implementation of the SMD NOPR could impact the Company's power supply or transmission costs, although the impacts could be material.

     VELCO has proposed a project to substantially upgrade Vermont's transmission system (the "Northwest Reliability Project"), principally to support reliability and eliminate transmission constraints in northwestern Vermont, including most of the Company's service territory. The proposed Northwest Reliability Project must be approved by the VPSB. If approved, the project is estimated to cost approximately $150 million over a seven to ten year period. Under current NEPOOL rules, qualifying large transmission project costs are shared among all New England utilities as "pooled transmission facilities" ("PTF"), with Vermont utilities responsible for approximately five percent of such regionalized costs. NEPOOL has approved the Northwest Reliability Project for inclusion as PTF. ISO New England is in the process of developing a proposal to FERC to comply with the SMD NOPR, which will include a proposal for future treatment of transmission investments. ISO New England has issued a preliminary recommendation that maintains the principle of sharing costs of large transmission investments throughout the New England region. ISO New England's recommendation is not yet final and will be subject to approval by FERC.
     Under SMD, the zone experiencing the voltage support problems will pay for costs of local generation used to maintain voltage support for reliability. Previously, these costs would have been allocated throughout New England. VELCO owns certain transmission equipment on a primary transmission line ("PV20 line") supporting northwestern Vermont. This equipment requires repair and will likely be unavailable this summer. We are unable to estimate whether, or to what degree, VELCO will need to utilize additional generation to replace voltage support previously provided by the PV20 line. If additional generation is required, our share of these costs would be material.
MAINTENANCE  EXPENSES
     Maintenance expenses decreased 4.5 percent or $0.1 million for the three months ended March 31, 2003 compared with the same period in 2002, primarily due to a decrease in scheduled maintenance at peak generation facilities.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses were essentially unchanged during the first quarter of 2003 compared with the same period in 2002.


TAXES  OTHER  THAN  INCOME  TAXES
     Other taxes expense for the first quarter of 2003 was essentially unchanged compared with the same period in 2002.

INCOME  TAXES
     Income taxes increased $0.3 million or 16.5 percent in the first quarter of 2003 compared with the same period in 2002 due to an increase in pretax book income from operations.

OTHER  INCOME
     Other income increased $0.1 million during the three months ended March 31, 2003 compared with the same period in 2002. Income from insurance proceeds in the first quarter of 2003 more than offset decreased earnings from VY in the first quarter of 2003 that resulted from the sale of the nuclear power plant to Entergy.

INTEREST  CHARGES
     Interest charges increased $0.2 million or 15.6 percent in the first quarter of 2003 compared with the same period in 2002, primarily due to increases in long-term debt arising from the issuance of $42.0 million of first mortgage bonds in December 2002.

PREFERRED  STOCK  DIVIDENDS
     Dividends paid on preferred stock decreased $0.1 million for the quarter ended March 31, 2003 compared with the same period in 2002, due to redemptions of preferred stock during 2002 as discussed in this section under "Liquidity and Capital Resources".

LIQUIDITY  AND  CAPITAL  RESOURCES
     In the three months ended March 31, 2003, we spent $4.5 million principally for expansion and improvements of our transmission, distribution and generation plant, and environmental expenditures. We expect to spend approximately $17.8 million during the remainder of 2003, principally for improvements to transmission, distribution and generation plant, and environmental expenditures.
     The Company negotiated a 364-day revolving credit agreement (the "Fleet-Key Agreement") with Fleet Financial Services ("Fleet") joined by KeyBank National Association, ("KeyBank"). The Fleet-Key Agreement is for $20.0 million, unsecured, and allows the Company to choose any blend of a daily variable prime rate and a fixed term LIBOR-based rate. There was $0.3 million outstanding with a weighted average rate of 4.25 percent on the Fleet-Key Agreement at March 31, 2003. There was no non-utility short-term debt outstanding at March 31, 2003.
     The Fleet-Key Agreement expires June 18, 2003. The Company expects to continue a revolving credit agreement on substantially similar terms for the foreseeable future.
     The annual dividend was $0.60 per share for the year ended December 31, 2002. The Settlement Order had limited the annual dividend rate at its then current level of $0.55 per share until our short-term credit facilities were replaced with long-term debt or equity financing. The Company used proceeds of a $42 million long-term debt issue in December 2002 to replace all short-term borrowings, satisfying the conditions in the Settlement Order and permitting the Company to raise its dividend. The annual dividend rate was increased from $0.55 per share to $0.76 per share beginning with the $0.19 quarterly dividend declared in December 2002. The Company intends to increase the dividend in a measured consistent manner until the payout ratio falls between 50 percent and 60 percent of anticipated earnings. The Company believes this payout ratio to be consistent with that of other utilities having similar risk profiles.
     The Company completed a capital restructuring plan that reduced equity and high-priced debt during 2002 and resulted in debt and equity ratios closer to its targets of 50 percent debt and 50 percent equity. Significant transactions resulting from the restructuring plan included:
     On March 15, 2002, the Company redeemed $5.1 million of the 10.0 percent first mortgage bonds due June 1, 2004;
     During March and June 2002, the Company repurchased $11.0 and $1.0 million, respectively, of the 7.32 percent Class E preferred stock outstanding;
     On November 19, 2002, the Company completed a "Dutch Auction" self-tender offer and repurchased 811,783 common shares, or approximately 14 percent of its common stock outstanding, for approximately $16.3 million; and
     On December 16, 2002, the Company issued $42 million principal amount of first mortgage bonds bearing interest at 6.04 percent per year and maturing on December 1, 2017.


     The  credit  ratings  of  the  Company's securities at March 31, 2003 were:


                    Fitch    Moody's  Standard & Poor's
       --------------------  -------  -----------------
First mortgage bonds  BBB+     Baa1               BBB
Preferred stock. . .  BBB      Ba1                BB

On August 29, 2002, Moody's upgraded the Company's senior secured debt rating to Baa1 from Baa2. The outlook for the ratings is stable. On September 29, 2002, Fitch Ratings upgraded the ratings of the Company's first mortgage bonds to BBB+ from BBB, with a stable outlook. On September 23, 2002, Standard and Poor's Ratings Services affirmed its BBB rating of the Company's senior secured debt, with a stable outlook.
     In the event of a change in the Company's first mortgage bond credit rating to below investment grade, scheduled payments under the Company's first mortgage bonds would not be affected. Such a change would require the Company to post what would currently amount to a $4.3 million bond under our remediation agreement with the EPA regarding the Pine Street Barge Canal site. The MS contract requires credit assurances if the Company's first mortgage bond credit ratings are lowered to below investment grade by any two of the three credit rating agencies listed above.

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

PENSION
     Due to sharp declines in the equity markets during 2001 and 2002, the value of assets held in trusts to satisfy the Company's pension plan obligations has decreased. The Company's pension plan assets are primarily made up of public equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods.
     The Company's funding policy is to make voluntary contributions to its defined benefit plans before ERISA or Pension Benefit Guaranty Corporation requirements mandate such contributions under minimum funding rules, and so long as the Company's liquidity needs do not preclude such investments. The Company adopted a plan to make pension plan contributions totaling $2.0 million between September 1, 2002 and June 30, 2003, of which $1.7 million has been contributed to date. The Company's pension costs and cash funding requirements are expected to continue at an equivalent or increased rate through 2004, absent significant recovery of the equity markets.
     As a result of our plan asset experience, at December 31, 2002, the Company was required to recognize an additional minimum liability of $2.4 million, net of applicable income taxes, as prescribed by SFAS 87. The liability was recorded as a reduction to common equity through a charge to Other Comprehensive Income ("OCI"), and did not affect net income for 2002. The charge to OCI may be restored through common equity in future periods to the extent fair value of trust assets exceeds the accumulated benefit obligation.

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

MARKET  RISK
     Our material power supply contracts and arrangements are principally with Hydro Quebec, MS and Vermont Yankee. At March 31, 2003, more than 90 percent of our estimated load requirements through 2006 are expected to be met by these contracts and arrangements, and by our own generation and other power supply resources, which reduces the Company's exposure to market prices.
     A primary factor affecting future operating results is the volatility of the wholesale electricity market. Restructuring of the wholesale market for electricity has brought increased price volatility to our power supply markets. Inherent in our market risk sensitive instruments and positions are the potential losses that may result from adverse changes in our commodity prices.
     One objective of the Company's risk management program is to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights with counter-parties that have at least investment grade ratings. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. The
Company's risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions.
     A sensitivity analysis has been prepared to estimate the exposure to the market price risk of our electricity commodity positions. The MS contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133") and is effective through December 31, 2006. Management's estimate of the fair value of the future net benefit of this arrangement at March 31, 2003 is approximately $7.8 million. Assumptions used to calculate the future net benefit using the Blacks option valuation model include a risk-free interest rate of 2.0 percent, volatility equivalent to a weighted average from NEPOOL, which varies from 32 percent in the first year to 29 percent in the fourth year, and locked in forward commitment prices for 2003, with an estimated forward market price of approximately $43 per MWh for periods beyond 2003. The forward price for electricity is consistent with the Company's current long-term wholesale energy price forecast. Actual results may differ materially from the table below.
     A sensitivity analysis has been prepared to estimate exposure to the market price risk of 9701, using the Black-Scholes model, over the next 13 years. Management's estimate of the fair value of the future net cost for this arrangement at March 31, 2003 is approximately $27.6 million. Assumptions used within the model include a risk-free interest rate of 4.61 percent, volatility equivalent to the weighted average from NEPOOL, which varies from 48 percent in the first year to 26 percent in year 13, locked in forward commitment prices for 2003, and an average of approximately 60,000 MWh per year, with an estimated forward market price of $59.81 per MWh during peak hours for periods beyond 2003. The forward price for electricity is consistent with the Company's current long-term wholesale energy price forecast. Quoted forward market prices for monthly peak power rates are not currently available beyond 2004. Actual results may differ materially from the table below.
     The table below presents market risk estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in prices, which for the Company's derivatives discussed above totals approximately $1.1 million. Actual results may differ materially from the table below. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are not recognized in earnings until the derivative positions are settled.

                   Commodity Price Risk     At March 31, 2003

                      Fair Value     Market Risk
                    ---------------  ------------
                    (in thousands)
Net short position  $        19,778  $      1,107




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

                                     ------

                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                 MARCH 31, 2003
                                 --------------
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  1.  Legal  Proceedings
See  Notes  3,  4  and  5  of  Notes  to  Consolidated  Financial    Statements

ITEM  2.  Changes  in  Securities
          NONE

ITEM  3.  Defaults  Upon  Senior  Securities
          NONE

ITEM  4.   NONE

ITEM  5.  Other  Information           NONE


ITEM  6.
(A)  EXHIBITS
   ----------

Exhibit 99.1, Certification by Officers of Financial Information and Internal Controls required by Section 906 of the Sarbanes-Oxley Act of 2002 accompanies this quarterly report.


(B)  REPORTS  ON  FORM  8-K
            ---------------
     The following filings on Form 8-K were filed by the Company on the topics and dates indicated:

A Form 8-K was filed May 6, 2003, announcing the Company's earnings for the quarter ended March 31, 2003.

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

                                GREEN  MOUNTAIN  POWER  CORPORATION
                            ---------------------------------------
                                         (Registrant)

Date:  May  12,  2003           /s/Christopher  L.  Dutton
                                --------------------------
                             Christopher L. Dutton, Chief Executive Officer and President
Date:  May  12,  2003           /s/Robert  J.  Griffin
                                ----------------------
                              Robert  J.  Griffin,  (as  Principal  Financial
Officer)
                              Treasurer  and  Controller

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

Date:  May  12,  2003
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

Date:  May  12,  2003
/s/Robert  J.  Griffin
----------------------
Robert  J.  Griffin,  Treasurer  and  Controller  (Principal  Financial Officer)