Form 10-Q
period 2003-06-30
GREEN MOUNTAIN POWER CORP
filed 2003-08-12
CIK 43704

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                                 -------------

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
                                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS  -  COMMON  STOCK       OUTSTANDING  AT  JULY  31,  2003
---------------------------      ---------------------------------
    $3.33  1/3  PAR  VALUE                         4,976,557










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











                          PART I FINANCIAL INFORMATION
                        GREEN MOUNTAIN POWER CORPORATION
       INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
               AT AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                  2003 AND 2002

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

Consolidated  Statements  of  Cash  Flows                                     5

Consolidated  Balance  Sheets                                               6

Consolidated  Statements  of  Retained  Earnings                           8

Notes  to  Consolidated  Financial  Statements                                8

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF  OPERATIONS                                                 19

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK        27

ITEM  4.  CONTROLS  AND  PROCEDURES                                           30

PART  II.  OTHER  INFORMATION                                                31

Exhibits  and  Reports  on  Form 8-K                                          31

Signatures                                                                32

Certifications                                                            33

The accompanying notes are an integral part of the consolidated financial statements.


 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                              UNAUDITED
                                                                              ---------
                                                             THREE  MONTHS  ENDED   SIX  MONTHS  ENDED
                                                                       JUNE 30          JUNE 30
                                                                 2003      2002      2003       2002
                                                               --------  --------  ---------  ---------
(in thousands, except per share data)
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .  $64,455   $65,135   $137,400   $134,001
                                                               --------  --------  ---------  ---------
 OPERATING EXPENSES
 Power Supply
  Vermont Yankee Nuclear Power Corporation. . . . . . . . . .    9,747     8,191     19,285     16,265
  Company-owned generation. . . . . . . . . . . . . . . . . .    1,112       617      4,484      1,578
  Purchases from others . . . . . . . . . . . . . . . . . . .   36,101    37,588     72,377     75,734
 Other operating. . . . . . . . . . . . . . . . . . . . . . .    3,787     3,547      8,187      7,054
 Transmission . . . . . . . . . . . . . . . . . . . . . . . .    3,490     4,002      7,547      7,972
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .    1,912     2,059      4,028      4,274
 Depreciation and amortization. . . . . . . . . . . . . . . .    3,403     3,408      6,951      6,939
 Taxes other than income. . . . . . . . . . . . . . . . . . .    1,940     1,934      3,959      3,905
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . .      538       975      2,926      3,025
                                                               --------  --------  ---------  ---------
    Total operating expenses. . . . . . . . . . . . . . . . .   62,030    62,321    129,744    126,746
                                                               --------  --------  ---------  ---------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    2,425     2,814      7,656      7,255
                                                               --------  --------  ---------  ---------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations.      414       535        826      1,069
 Allowance for equity funds used during construction. . . . .       90        49        176        122
 Other income (deductions), net . . . . . . . . . . . . . . .      (23)       15        113        (53)
                                                               --------  --------  ---------  ---------
    TOTAL OTHER INCOME. . . . . . . . . . . . . . . . . . . .      481       599      1,115      1,138
                                                               --------  --------  ---------  ---------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . .    2,906     3,413      8,771      8,393
                                                               --------  --------  ---------  ---------
 INTEREST CHARGES
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    1,755     1,254      3,516      2,613
 Other interest . . . . . . . . . . . . . . . . . . . . . . .       90       295        166        508
 Allowance for borrowed funds used during construction. . . .      (60)      (22)      (118)       (54)
                                                               --------  --------  ---------  ---------
    TOTAL INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,785     1,527      3,564      3,067
                                                               --------  --------  ---------  ---------
 INCOME BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . .    1,121     1,886      5,207      5,326
 DISCONTINUED OPERATIONS
 Dividends on preferred stock . . . . . . . . . . . . . . . .        1        11          2         95
                                                               --------  --------  ---------  ---------
 Income from continuing operations. . . . . . . . . . . . . .    1,120     1,875      5,205      5,231
 Income (loss) from discontinued segment,
 including provisions for operating
 losses during phaseout period. . . . . . . . . . . . . . . .       (8)        -        (21)         -
                                                               --------  --------  ---------  ---------
 NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 1,112   $ 1,875   $  5,184   $  5,231
                                                               ========  ========  =========  =========


                                                                  UNAUDITED
                                                                  ---------
CONSOLIDATED  STATEMENTS OF COMPREHENSIVE INCOME  THREE MONTHS ENDED SIX  MONTHS  ENDED
                                                        JUNE 30          JUNE 30
                                                      2003    2002    2003    2002
                                                     ------  ------  ------  ------
Net income. . . . . . . . . . . . . . . . . . . . .  $1,112  $1,875  $5,184  $5,231
Comprehensive income. . . . . . . . . . . . . . . .       -       -       -       -
                                                     ------  ------  ------  ------
  Other comprehensive income, net of tax. . . . . .  $1,112  $1,875  $5,184  $5,231
                                                     ======  ======  ======  ======

 Basic earnings per share . . . . . . . . . . . . .  $ 0.22  $ 0.33  $ 1.04  $ 0.92
 Diluted earnings per share . . . . . . . . . . . .    0.22    0.32    1.01    0.89
 Cash dividends declared per share. . . . . . . . .  $ 0.19  $ 0.14  $ 0.38  $ 0.28
 Weighted average common shares outstanding-basic .   4,969   5,711   4,964   5,701
 Weighted average common shares outstanding-diluted   5,129   5,877   5,125   5,866


 The accompanying notes are an integral part of these consolidated financial statements.

                                                                           Unaudited
                                                                           ---------
                        GREEN  MOUNTAIN  POWER  CORPORATION          For the Six Months Ended
                              CONSOLIDATED STATEMENTS OF CASH FLOWS          June 30
                                                                        2003          2002
                                                                   ---------------  ---------
OPERATING ACTIVITIES:                                              (in thousands)
Net income before preferred dividends . . . . . . . . . . . . . .  $        5,186   $  5,326
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . .           6,951      6,939
Dividends from associated companies less equity income. . . . . .            (100)        97
Allowance for funds used during construction. . . . . . . . . . .            (293)      (176)
Amortization of deferred purchased power costs. . . . . . . . . .           2,316      3,611
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           1,049        988
Deferred purchased power costs. . . . . . . . . . . . . . . . . .             (86)    (2,075)
Rate levelization liability . . . . . . . . . . . . . . . . . . .             238     (4,309)
Conservation deferrals, net . . . . . . . . . . . . . . . . . . .            (207)      (176)
Changes in:
Accounts receivable and accrued utility revenues. . . . . . . . .           1,886      2,058
Prepayments, fuel and other current assets. . . . . . . . . . . .             (32)     1,843
Accounts payable and other current liabilities. . . . . . . . . .          (3,406)    (3,043)
Accrued income taxes payable and receivable . . . . . . . . . . .             481      1,359
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             325        152
                                                                   ---------------  ---------
Net cash provided by operating activities . . . . . . . . . . . .          14,308     12,594

INVESTING ACTIVITIES:
Construction expenditures . . . . . . . . . . . . . . . . . . . .          (7,718)    (8,638)
Environmental expenditures, net . . . . . . . . . . . . . . . . .          (2,113)      (624)
Invesment in Associated Companies . . . . . . . . . . . . . . . .            (108)         -
Investment in nonutility property . . . . . . . . . . . . . . . .             (73)      (100)
                                                                   ---------------  ---------
Net cash used in investing activities . . . . . . . . . . . . . .         (10,012)    (9,362)
                                                                   ---------------  ---------
FINANCING ACTIVITIES:
Payments to acquire treasury stock. . . . . . . . . . . . . . . .              (3)         -
Repurchase of preferred stock . . . . . . . . . . . . . . . . . .               -    (12,325)
Issuance of common stock. . . . . . . . . . . . . . . . . . . . .             192        472
Reduction in long-term debt . . . . . . . . . . . . . . . . . . .               -     (5,100)
Short-term debt, net. . . . . . . . . . . . . . . . . . . . . . .          (2,500)    10,400
Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . .          (1,888)    (1,664)
                                                                   ---------------  ---------

Net cash used in financing activities . . . . . . . . . . . . . .          (4,199)    (8,217)
                                                                   ---------------  ---------
Net increase (decrease) in cash and cash equivalents. . . . . . .              98     (4,985)

Cash and cash equivalents at beginning of period. . . . . . . . .           1,909      5,006
                                                                   ---------------  ---------

Cash and cash equivalents at end of period. . . . . . . . . . . .  $        2,007   $     21
                                                                   ===============  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for: Interest (net of amounts capitalized)  $        3,542   $  3,053
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,758      2,349


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INFORMATION:
A capital lease obligation of $181 was incurred when the Company entered into a lease for new office furniture during February 2003.

The accompanying notes are an integral part of these consolidated financial statements.


GREEN  MOUNTAIN  POWER  CORPORATION
                         CONSOLIDATED BALANCE SHEETS               UNAUDITED
                                                                   ---------
                                            JUNE 30          DECEMBER 31

                                                                       2003          2002      2002
                                                                  ---------------  --------  --------
                                                                  (in thousands)
ASSETS
UTILITY PLANT
                   Utility plant, at original cost                $       314,275  $306,127  $311,543
                   Less accumulated depreciation                          128,397   122,950   122,197
                                                                  ---------------  --------  --------
                   Net utility plant                                      185,878   183,177   189,346
                   Property under capital lease                             5,522     5,959     5,287
                   Construction work in progress                           13,980    10,530     8,896
                                                                  ---------------  --------  --------
                   Total utility plant, net                               205,380   199,666   203,529
                                                                  ---------------  --------  --------
OTHER INVESTMENTS
                   Associated companies, at equity                         14,329    14,019    14,101
                   Other investments                                        7,369     7,108     7,451
                                                                  ---------------  --------  --------
                   Total other investments                                 21,698    21,127    21,552
                                                                  ---------------  --------  --------
CURRENT ASSETS
                   Cash and cash equivalents                                2,007        21     1,909
                   Accounts receivable, less allowance for
                   doubtful accounts of $547, $613 and $547                15,946    15,902    17,253
                   Accrued utility revenues                                 6,038     5,015     6,618
                   Fuel, materials and supplies, at average cost            4,188     3,885     3,349
                   Prepayments                                              1,140       413     1,901
                   Other                                                      356       363       402
                                                                  ---------------  --------  --------
                   Total current assets                                    29,675    25,599    31,432
                                                                  ---------------  --------  --------
DEFERRED CHARGES
                   Demand side management programs                          6,471     6,687     6,434
                   Purchased power costs                                      114     1,995     2,323
                   Pine Street Barge Canal                                 13,019    12,425    13,019
                   Power supply derivative deferral                        21,160    33,694    18,405
                   Other                                                   10,546    14,612    11,413
                                                                  ---------------  --------  --------
                   Total deferred charges                                  51,310    69,413    51,594
                                                                  ---------------  --------  --------
NON-UTILITY
                   Other current assets                                         8         8         8
                   Property and equipment                                     249       250       249
                   Other assets                                               663       775       738
                                                                  ---------------  --------  --------
                   Total non-utility assets                                   920     1,033       995
                                                                  ---------------  --------  --------

TOTAL ASSETS                                                      $       308,983  $316,838  $309,102
                                                                  ===============  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.



GREEN  MOUNTAIN  POWER  CORPORATION
                 CONSOLIDATED BALANCE SHEETS               UNAUDITED
                                                           ---------
                                                           JUNE 30          DECEMBER 31
                                                       2003       2002       2002
                                                     ---------  ---------  ---------
(in thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
5,803,596 ,5,716,975 and 5,782,496) . . . . . . . .  $ 19,345   $ 19,110   $ 19,276
Additional paid-in capital. . . . . . . . . . . . .    75,469     74,948     75,347
Retained earnings . . . . . . . . . . . . . . . . .    19,469     11,683     16,171
Accumulated other comprehensive income. . . . . . .    (2,374)         -     (2,374)
Treasury stock, at cost (827,639 and 15,856 shares)   (16,701)      (378)   (16,698)
                                                     ---------  ---------  ---------
Total common stock equity . . . . . . . . . . . . .    95,208    105,363     91,722
Redeemable cumulative preferred stock . . . . . . .        55         85         55
Long-term debt, less current maturities . . . . . .    93,000     71,000     93,000
                                                     ---------  ---------  ---------
Total capitalization. . . . . . . . . . . . . . . .   188,263    176,448    184,777
                                                     ---------  ---------  ---------
CAPITAL LEASE OBLIGATION. . . . . . . . . . . . . .     5,496      5,959      5,287
                                                     ---------  ---------  ---------
CURRENT LIABILITIES
Current maturities of preferred stock . . . . . . .        30        150         30
Current maturities of long-term debt. . . . . . . .     8,000      8,000      8,000
Short-term debt . . . . . . . . . . . . . . . . . .         -     10,400      2,500
Accounts payable, trade and accrued liabilities . .     4,358      6,410      7,431
Accounts payable to associated companies. . . . . .     8,535      6,825      8,940
Rate levelization liability . . . . . . . . . . . .     4,329      4,218      4,091
Accrued income taxes. . . . . . . . . . . . . . . .     5,065        933      4,583
Customer deposits . . . . . . . . . . . . . . . . .       840        838        898
Interest accrued. . . . . . . . . . . . . . . . . .     1,182      1,145      1,081
Other . . . . . . . . . . . . . . . . . . . . . . .       965      1,081        937
                                                     ---------  ---------  ---------
Total current liabilities . . . . . . . . . . . . .    33,304     40,000     38,491
                                                     ---------  ---------  ---------
DEFERRED CREDITS
Power supply derivative liability . . . . . . . . .    21,160     33,694     18,405
Accumulated deferred income taxes . . . . . . . . .    27,662     24,888     26,471
Unamortized investment tax credits. . . . . . . . .     2,989      3,272      3,130
Pine Street Barge Canal cleanup liability . . . . .     6,720      9,436      8,833
Other . . . . . . . . . . . . . . . . . . . . . . .    21,562     20,787     21,767
                                                     ---------  ---------  ---------
Total deferred credits. . . . . . . . . . . . . . .    80,093     92,077     78,606
                                                     ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
Net liabilities of discontinued segment . . . . . .     1,827      2,354      1,941
                                                     ---------  ---------  ---------
Total non-utility liabilities . . . . . . . . . . .     1,827      2,354      1,941
                                                     ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . .  $308,983   $316,838   $309,102
                                                     =========  =========  =========



The accompanying notes are an integral part of these consolidated financial statements.


                                                                    UNAUDITED
 CONSOLIDATED  STATEMENTS  OF  RETAINED  EARNINGS  THREE  MONTHS  ENDED    SIX  MONTHS  ENDED
                                         In thousands          JUNE 30          JUNE 30
                                                         2003      2002      2003      2002
                                                       --------  --------  --------  --------
 Balance - beginning of period. . . . . . . . . . . .  $19,300   $10,644   $16,171   $ 8,070
 Net Income . . . . . . . . . . . . . . . . . . . . .    1,113     1,886     5,186     5,326
 Other                                                               (50)                (50)
 Cash Dividends-redeemable cumulative preferred stock       (1)      (11)       (2)      (95)
 Cash Dividends-common stock. . . . . . . . . . . . .     (943)     (786)   (1,886)   (1,568)
                                                       --------  --------  --------  --------
 Balance - end of period. . . . . . . . . . . . . . .  $19,469   $11,683   $19,469   $11,683
                                                       ========  ========  ========  ========


 The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2003

PART  I-ITEM  1
1.     SIGNIFICANT  ACCOUNTING  POLICIES
     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and include other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the Green Mountain Power Corporation (the "Company" or "GMP") annual report for 2002 filed on Form 10-K, are adequate to make the information presented not misleading.
     Management believes the most critical accounting policies include the timing of expense and revenue recognition under the regulatory accounting framework within which we operate, the manner in which we account for certain power supply arrangements that qualify as derivatives, and the defined benefit plan assumptions used to determine plan liabilities for our defined benefit retirement plans. These accounting policies, among others, affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.
     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. In periods prior to April 2001, we charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These were called seasonally differentiated rates. Seasonal rates were eliminated in April 2001, and generated approximately $8.5 million of revenues deferred in 2001, of which $4.4 million was recognized during 2002. The remaining $4.1 million will be used to offset increased costs or write off regulatory assets during 2003 or 2004.
     The Company operates under a rate cap which requires the deferral of revenue in periods where the Company earns more than its allowed rate of return. Conversely, previously deferred revenue is recognized in periods when the Company is not achieving its allowed return. During the three months ended June 2002, approximately $2.1 million of previously deferred revenue was recognized in order for the Company to achieve its allowed rate of return. Due to an improvement in operating results for the quarter ended June 30, 2003, compared with the same period in 2002, the Company deferred approximately $271,000 of revenue based on the expectation that it will exceed its return on equity. For the six months ended June 30, 2003 the Company did not recognize nor defer any revenues, compared with $4.3 million of previously deferred revenue recognized during the six months ended June 30, 2002.
     Certain  line  items  on  the  prior  year's financial statements have been
reclassified  for  consistent  presentation  with  the  current  year.     The
preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.
     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - and amendment of SFAS 123". The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had the Company expensed stock-based compensation under SFAS 123, the Company's diluted earnings would have been reduced by $0.01 and $0.01 per share for the three and six months ended June 30, 2003, respectively.

                                  Three months ended  Six months ended
                   Pro-forma net income     June 30          June 30
                                         2003    2002    2003    2002
                                        ------  ------  ------  ------
In thousands, except per share amounts
Net income reported. . . . . . . . . .  $1,112  $1,875  $5,184  $5,231
Pro-forma net income . . . . . . . . .   1,072   1,830   5,103   5,140
Net income per share
  As reported-basic. . . . . . . . . .    0.22    0.33    1.04    0.92
  Pro-forma basic. . . . . . . . . . .    0.22    0.32    1.03    0.90
  As reported-diluted. . . . . . . . .    0.22    0.32    1.01    0.89
  Pro-forma diluted. . . . . . . . . .    0.21    0.31    1.00    0.88

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

VERMONT YANKEE NUCLEAR POWER CORPORATION ("VY" OR "VERMONT YANKEE") PERCENT OWNERSHIP: 19.0% COMMON

                     Three months ended          Six months ended
                               June 30          June 30
                         2003     2002     2003     2002
                        -------  -------  -------  -------
(in thousands)
Gross Revenue. . . . .  $49,014  $46,764  $96,982  $85,495
Net Income Applicable.      722    1,462  $ 1,407    2,949
      to Common Stock
Equity in Net Income .      140      258      267      571

On July 31, 2002, Vermont Yankee completed the sale of its nuclear power plant to Entergy Nuclear Vermont Yankee ("Entergy"). In addition to the sale of the generating plant, the transaction calls for Entergy, through its power contract with VY, to provide 20 percent of the plant output to the Company through 2012, which represents approximately 35 percent of the Company's energy requirements. The Company owns approximately 19 percent of the common stock of VY. The benefits to the Company from the plant sale and the VY power contract with Entergy include:
     VY received cash approximately equal to the book value of the plant assets, removing the potential for stranded costs associated with the plant.
     VY and its owners no longer bear operating risks associated with running the plant.
     VY and its owners no longer bear the risks associated with the eventual decommissioning of the plant.
     Prices under the Power Purchase Agreement between VY and Entergy (the "PPA") range from $39 to $45 per megawatt-hour for the period beginning January 2003, substantially lower than the forecasted cost of continued ownership and operation by VY. Contract prices ranged from $49 to $55 for 2002, higher than the forecasted cost of continued ownership for 2002.
     The PPA calls for a downward adjustment in the price if market prices for electricity fall by defined amounts beginning no later than November 2005. If market prices rise, however, the contract prices are not adjusted upward.

     The Company remains responsible for procuring replacement energy at market prices during periods of scheduled or unscheduled outages at the Entergy plant.
 The Company expects its share of the Vermont Yankee sale proceeds, currently estimated at between $7.0 and $8.0 million, to be distributed in the latter part of 2003.
     The sale required various regulatory approvals, all of which were granted on terms acceptable to the parties to the transaction. Certain intervener parties to the VPSB approval proceeding appealed the VPSB approval to the Vermont Supreme Court. The Vermont Supreme Court affirmed the VPSB approval in July 2003.


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

                     Three months ended          Six months ended
                               June 30          June 30
                        2003    2002    2003     2002
                       ------  ------  -------  -------
(in thousands)
Gross Revenue . . . .  $5,635  $5,312  $11,270  $11,796
Net Income. . . . . .     349     318      622      513
Equity in Net Income.      91      92      197      169

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

PINE  STREET  BARGE  CANAL  SITE
     The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as the "Superfund" law, generally imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. We are one of several potentially responsible parties ("PRPs") for cleanup of the Pine Street Barge Canal ("Pine Street") site in Burlington, Vermont, where coal tar and other industrial materials were deposited.
     In September 1999, we negotiated a final settlement with the United States, the State of Vermont (the "State"), and other parties to a Consent Decree that covers claims with respect to the site and implementation of the selected site cleanup remedy. In November 1999, the Consent Decree was filed in the federal district court. The Consent Decree addresses claims by the Environmental Protection Agency (the "EPA") for past Pine Street site costs, natural resource damage claims and claims for past and future oversight costs. The Consent Decree also provides for the design and implementation of response actions at the site.
     As of June 30, 2003, our total expenditures related to the Pine Street site since 1982 were approximately $29.5 million. This includes amounts not recovered in rates, amounts recovered in rates, and amounts for which rate recovery has been sought but which are presently waiting further VPSB action. The bulk of these expenditures consisted of transaction costs. Transaction costs include legal and consulting costs associated with the Company's opposition to the EPA's earlier proposals of a more expensive remedy at the site, litigation and related costs necessary to obtain settlements with insurers and other PRPs to provide amounts required to fund the clean up ("remediation costs"), and to address liability claims at the site. A smaller amount of past expenditures was for site-related response costs, including costs incurred pursuant to EPA and State orders that resulted in funding response activities at the site, and to reimbursing the EPA and the State for oversight and related response costs. The EPA and the State have asserted and affirmed that all costs related to these orders are appropriate costs of response under CERCLA for which the Company and other PRPs were legally responsible.
     We estimate that we have recovered or secured, or will recover, through settlements of litigation claims against insurers and other parties, amounts that exceed estimated future remediation costs, future federal and state government oversight costs and past EPA response costs. We currently estimate our unrecovered transaction costs mentioned above, which were necessary to recover settlements sufficient to remediate the site, to oppose much more costly solutions proposed by the EPA, and to resolve monetary claims of the EPA and the State, together with our remediation costs, to be $13.0 million through 2033. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We also have recorded an offsetting regulatory asset, and we believe that it is probable that we will receive future revenues to recover these costs.
     Through rate cases filed in 1991, 1993, 1994, and 1995, we sought and received recovery for ongoing expenses associated with the Pine Street site. While reserving the right to argue in the future about the appropriateness of full rate recovery of the site-related costs, the Company and the Vermont Department of Public Service (the "Department"), and as applicable, other parties, reached agreements in these cases that the full amount of the site-related costs reflected in those rate cases should be recovered in rates.
     We proposed in our rate filing made on June 16, 1997 recovery of an additional $3.0 million in such expenditures. In an Order in that case released March 2, 1998, the VPSB suspended the amortization of expenditures associated with the Pine Street site pending further proceedings. Although it did not eliminate the rate base deferral of these expenditures, or make any specific order in this regard, the VPSB indicated that it was inclined to agree with other parties in the case that the ultimate costs associated with the Pine Street site, taking into account recoveries from insurance carriers and other PRPs, should be shared between customers and shareholders of the Company. In response to our Motion for Reconsideration, the VPSB on June 8, 1998 stated its intent was "to reserve for a future docket issues pertaining to the sharing of remediation-related costs between the Company and its customers".
     On July 13, 2003, the Company and the Department entered into a Memorandum of Understanding relating primarily to the Company's rates and allowed rate of return through 2006. This Memorandum of Understanding provides for recovery of Pine Street costs over a twenty-year period without a return. This Memorandum of Understanding has not yet been approved by the VPSB. See the discussion under Retail Rate Case below for further details.



RETAIL  RATE  CASE

     On January 23, 2001, the VPSB approved a final settlement of the Company's 1998 rate case. The VPSB Order approving the settlement contained the following provisions:

     The Company received a rate increase of 3.42 percent above existing rates, beginning with bills rendered January 23, 2001, and prior temporary rate increases became permanent;
     Rates were set at levels that recover the Company's Hydro Quebec VJO contract costs, effectively ending the regulatory disallowances experienced by the Company from 1998 through 2000;
     The Company agreed not to seek any further increase in electric rates prior to April 2002 (effective in bills rendered January 2003) unless certain substantially adverse conditions arise, including a provision allowing a request for additional rate relief if power supply costs increase in excess of $3.75 million over forecasted levels;
     The Company agreed to write off in 2000 approximately $3.2 million in unrecovered rate case litigation costs, and to freeze its dividend rate until it successfully replaced short-term credit facilities with long-term debt or equity financing;
     Seasonal rates were eliminated in April 2001, which generated approximately $8.5 million in additional cash flow in 2001 that was available to be used to offset increased costs during 2002 and 2003;
     The Company agreed to consult extensively with the Department regarding capital spending commitments for upgrading our electric distribution system and to adopt customer care and reliability performance standards, in a first step toward possible development of performance-based rate-making;
     The Company agreed to withdraw its Vermont Supreme Court appeal of the VPSB's Order in a 1997 rate case; and
     The Company agreed to an earnings limitation for its electric operations in an amount equal to its allowed rate of return of 11.25 percent, with amounts earned over the limit being used to write off regulatory assets.

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

     On October 10, 2002, the VPSB issued an order approving the Company's request to issue long-term debt, with the proceeds to be used to repay existing intermediate term indebtedness and short-term debt outstanding under the Company's revolving credit facility. The Company used proceeds of a $42 million long-term debt issue in December 2002 to repurchase equity and to replace all short-term borrowings, satisfying the conditions in the VPSB final settlement order and permitting the Company to raise its dividend.
     The VPSB, in its order approving VY's sale of its nuclear power plant to Entergy, ordered the Company and Central Vermont Public Service each to file on or before April 15, 2003, a cost-of-service study based on actual 2002 data, to enable the VPSB to determine whether an adjustment to rates is justified in 2003 or 2004. The Company filed its study on April 15, 2003.
     On July 11, 2003, after the Department completed its review of the Company's cost-of-service filing, the Company and the Department entered into a Memorandum of Understanding (the "Memorandum") regarding the Company's rates and allowed return on equity through the end of 2006. The Memorandum is subject to approval by the VPSB, and provides, among other things, the following:
     Rate Stability: The Company's rates will remain unchanged until January 1, 2005, when they will increase by 1.9 percent, and an additional rate increase of
0.9 percent will be effective January 1, 2006, subject to the requirement that the Company file a cost of service filing with the Department and the VPSB 60 days prior to each rate increase that supports such increase. In addition, the Memorandum permits the Company to carry forward into 2004 any unused deferred revenue originally allowed in the Company's January 2001 rate order.
     Earnings Cap: The Memorandum provides that the Company will reduce its current 11.25 percent allowed return on equity to 10.50 percent for 2003, 2004, 2005 and 2006. The Memorandum further provides that the Company may carry forward any remaining deferred revenue at December 31, 2003, through 2004 to offset increased costs or reduce regulatory assets. If the Company earns in excess of its earning cap, then any 2003 or 2004 excess earnings shall be applied to reduce regulatory assets. Excess earnings in 2005 or 2006 shall be refunded to customers as a credit on customer bills or applied to reduce regulatory assets as the Department directs.
     Redesign of Rates: Within 60 days of the Board's approval of the Memorandum, the Company shall file with the Board a fully allocated cost of service study and rate redesign, which will allocate the Company's revenue requirement among all customer classes on the basis of current costs. Such a rate redesign will be subject to VPSB approval.
     Alternative Regulation Plan: The Company and the Department have agreed to work cooperatively to develop and propose an alternative regulation plan as authorized by legislation enacted by the Vermont legislature in 2003, within 120 days after Board approval of the Memorandum. If the Company and the Department agree on such a plan, and it is approved by the VPSB, the plan would supersede the terms of the Memorandum.
     Amortization of Regulatory Assets: Under the Memorandum, amortization (recovery) of certain regulatory assets, including Pine Street Barge Canal environmental site costs, and past demand side management program costs will begin January 2005 and will be allowed in future rates. Pine Street costs will be recovered over a twenty-year period without a return.


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

     During the first six months of 2003, $2.5 million in power supply expense was recognized to reflect the cost of option A and B, compared with $1.5 million during the first half of 2002 for option A only. Hydro-Quebec had previously agreed not to call option B during the contract year ended October 31, 2002. At June 30, 2003, the cumulative amount of power purchased by Hydro-Quebec under option B is approximately 458,000 MWh.

     Hydro-Quebec's option to curtail annual energy deliveries pursuant to a July 1994 Agreement can be exercised in addition to these purchase options if documented drought conditions exist. The exercise of this curtailment option is limited to five times, requiring notice four months in advance of any contract year, and cannot reduce deliveries by more than approximately 13 percent. The Company may defer the curtailment by one year. Hydro-Quebec also has the option to reduce the annual load factor from 75 percent to 65 percent under the 1987 Contract a total of three times over the life of the contract. Pursuant to the 1987 Contract, Hydro-Quebec reduced its load factor to 65 percent in 2003 and has notified the Company of its intention to reduce the load factor to 65 percent in 2004. The Company estimates that the net cost of Hydro-Quebec's exercise of its load factor reduction option will increase power supply expense during 2003 by approximately $0.4 million.
     It is possible our estimate of future power supply costs could differ materially from actual results.



4.  SEGMENTS  AND  RELATED  INFORMATION
     The Company's electric utility operation is its only operating segment. The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly owned unregulated subsidiaries (GMPG, GMRI, GMPIC and GMP Real Estate) and the rental water heater program as a separate line item in the Other Income section in the Consolidated Statement of Income.
     NWR is an unregulated business that invested in energy generation, energy efficiency and wastewater treatment projects. As of June 30, 2003, most of NWR's net assets and liabilities have been sold or otherwise disposed. The remaining net liability reflects expected warranty obligations, net of equity investments in a wind farm and wastewater treatment projects.

5.  DERIVATIVE  INSTRUMENTS  AND  RISK  MANAGEMENT

     The Company records the annual cost of power obtained under long-term contracts as operating expenses. The Company meets the majority of its customer demand through a series of long-term physical and financial contracts. There are occasions when we may experience a short position for electricity needed to supply customers. During those periods, electricity is purchased at market prices.
     SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, was effective for the Company beginning 2001.
     One objective of the Company's risk management program is to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights contracts with counter-parties that have at least investment grade ratings. These transactions are used to mitigate the risk of fossil fuel and spot market electricity price increases. The Company's risk management policy specifies risk measures and authorization limits for transactions. Derivative financial instruments held by the Company are used as hedges or for cost control and not for trading.
      On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings or other comprehensive income effects relating to future periods caused by application of SFAS 133. At June 30, 2003, the Company had a liability reflecting the net negative fair value of the two derivatives described below, as well as a corresponding regulatory asset of approximately $21.2 million. The Company believes that the regulatory asset, determined using the Black's or Black-Scholes option valuation method, is probable of recovery in future rates. The regulatory liability is based on current estimates of future market prices that are likely to change by material amounts.
     If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.
     The Company has a contract with Morgan Stanley Capital Group, Inc. ("MS") used to hedge against increases in fossil fuel prices. MS purchases the majority of the Company's power supply resources at index (fossil fuel resources) or specified (i.e., contracted resources) prices and then sells to us at a fixed rate to serve pre-established load requirements. This contract allows management to fix the cost of much of its power supply requirements, subject to power resource availability and other risks. The MS contract is a derivative under SFAS 133 and is effective through December 31, 2006.
Management's estimate of the fair value of the future net benefit of this contract at June 30, 2003 is approximately $6.6 million.
     As described under "Power Contract Commitments", the 9701 arrangement grants Hydro-Quebec an option to call power at prices below current and estimated future market rates. This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at June 30, 2003 is approximately $27.7 million. We use futures contracts to hedge the 9701 call option.

6.  NEW  ACCOUNTING  STANDARDS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002, which provides guidance on accounting for nuclear plant decommissioning and other asset retirement costs. SFAS 143 prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning obligations, and requires recognition of such liabilities at the time incurred. The Company has no legal retirement obligations associated with asset retirement obligations. Other removal costs related to utility plant, estimated at approximately $20.4 million, are included in accumulated depreciation. The Company adopted SFAS No. 143 on January 1, 2003 as required. There was no cumulative effect of adopting SFAS No. 143.
     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 specifies accounting and reporting for costs associated with exit or disposal activities. The application of this accounting standard, which is effective for the three months ended June 30, 2003, did not materially impact the Company's financial position or results of operations.
     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-based Compensation-Transition and
Disclosure"  ("SFAS  148").  SFAS  148  amends Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting and reporting for stock-based employee compensation. The application of this accounting standard is not expected to materially impact the Company's financial position or results of operations.
     In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities. This standard will require an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation must be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. The Company does not expect to consolidate any existing interest in unconsolidated entities as a result of Interpretation 46.
     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"("SFAS 149"). SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. Effective for contracts entered into or modified after June 30, 2003, we do not expect this statement to have a material effect on our financial position or results of operations.
     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"(SFAS 150"). SFAS 150 establishes standards for classifying and measuring financial instruments with characteristics of both liabilities and equity. Effective for financial instruments entered into or modified after May 31, 2003, we do not expect this statement to have a material effect on our financial position or results of operations.

7.  COMPUTATION  OF  EARNINGS  PER  SHARE



     Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. The Company established a stock incentive plan for all directors and employees during the year ended December 31, 2000, and options granted are exercisable over vesting schedules of between one and four years.


                                              Three months ended   Six months ended
                                                      June 30          June 30
                                                    2003    2002    2003    2002
                                                   ------  ------  ------  ------
(in thousands)
Net income before preferred dividends . . . . . .  $1,113  $1,886  $5,186  $5,326
Preferred stock dividend requirement. . . . . . .       1      11       2      95
                                                   ------  ------  ------  ------
Net income applicable to common stock . . . . . .  $1,112  $1,875  $5,184  $5,231
                                                   ======  ======  ======  ======


Weighted average number of common shares-basic. .   4,969   5,711   4,964   5,701
Dilutive effect of stock options. . . . . . . . .     159     166     161     165
Anti-dilutive stock options . . . . . . . . . . .       -       -       -       -
                                                   ------  ------  ------  ------
Weighted average number of common shares-diluted.   5,128   5,877   5,125   5,866
                                                   ======  ======  ======  ======

GREEN  MOUNTAIN  POWER  CORPORATION
PART  I-ITEM  2
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
JUNE  30,  2003

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


Total  basic  earnings  per  share  of  Common  Stock
                   Three months ended   Six months ended
                           June 30          June 30
                          2003   2002   2003   2002
                          -----  -----  -----  -----
Utility business . . . .  $0.20  $0.31  $1.00  $0.89
Unregulated businesses .   0.02   0.02   0.04   0.03
                          -----  -----  -----  -----
Earnings from:
Continuing operations. .   0.22   0.33   1.04   0.92
Discontinued operations.      -      -      -      -
                          -----  -----  -----  -----

Basic earnings per share  $0.22  $0.33  $1.04  $0.92
                          =====  =====  =====  =====

UTILITY  BUSINESS
     The Company recorded basic earnings per share from utility operations of $0.20 in the quarter ended June 30, 2003, compared with utility earnings of $0.31 per share in the second quarter of 2002. Earnings declined primarily due to a reduction in the amounts of deferred revenues recognized and increased interest expenses, partially offset by a decrease in transmission costs.
      Basic earnings per share from utility operations for the six months ended June 30, 2003 were $1.00 compared with basic earnings per share of $0.89 for the same period in 2002. Earnings improved primarily due to increased wholesale and retail sales of electricity that more than offset increased power supply costs, decreased recognition of deferred revenues, and higher interest expense.


UNREGULATED  BUSINESSES
     Earnings from unregulated businesses, principally from the Company's water heater rental program, included in results from continuing operations for the three and six months ended June 30, 2003 were slightly higher than during the same period in 2002. A financial summary for these businesses follows:

             Three Months Ended     Six Months Ended
                        June 30          June 30
                 2003        2002   2003   2002
            ---------------  -----  -----  -----
            (In thousands)
Revenue. .  $           247  $ 253  $ 497  $ 502
Expense. .              117    150    261    316
            ---------------  -----  -----  -----
Net Income  $           130  $ 103  $ 236  $ 186
            ===============  =====  =====  =====

OPERATING  REVENUES  AND  MWH  SALES
     Our revenues from operations, megawatt hour ("MWh") sales and average number of customers for the three and six months ended June 30, 2003 and 2002 are summarized below:

                        Three months ended           Six months ended
                                      June 30          June 30
                              2003      2002       2003        2002
                            --------  --------  ----------  ----------
(dollars in thousands)
 Operating revenues
     Retail. . . . . . . .  $ 45,935  $ 48,256  $   98,372  $  100,745
     Sales for Resale. . .    17,716    16,092      37,641      31,901
     Other . . . . . . . .       804       787       1,387       1,355
                            --------  --------  ----------  ----------
 Total Operating Revenues.  $ 64,455  $ 65,135  $  137,400  $  134,001
                            ========  ========  ==========  ==========

 MWh Sales-Retail. . . . .   450,945   457,128     957,220     955,136
 MWh Sales for Resale. . .   534,644   517,937   1,080,562   1,036,224
                            --------  --------  ----------  ----------
 Total MWh Sales . . . . .   985,589   975,065   2,037,782   1,991,360
                            ========  ========  ==========  ==========

 Average  Number  of  Customers
                           Three months ended  Six months ended
                               June 30          June 30
                                2003    2002    2003    2002
                               ------  ------  ------  ------
    Residential . . . . . . .  74,488  73,730  73,861  73,831
    Commercial and Industrial  13,314  13,104  13,194  13,076
    Other . . . . . . . . . .      65      67      65      65
                               ------  ------  ------  ------
 Total Number of Customers. .  87,867  86,901  87,120  86,972
                               ======  ======  ======  ======

REVENUES
     Total revenues from operations in the second quarter of 2003 decreased $0.7 million or 1.0 percent compared with the same period in 2002, primarily as a result of a decrease of $2.3 million in recognition of deferred revenues, and a decrease of approximately $1.1 million in commercial and industrial revenues, partially offset by a $1.7 million increase in sales for resale, and a $602,000 increase in residential revenues.
     Retail operating revenues reflected a $2.3 million decline in the recognition of deferred revenues during the second quarter of 2003, compared with the same quarter of 2002. Revenues were deferred during 2001 in accordance with the settlement of the Company's retail rate case approved by the Vermont Public Service Board (the "VPSB") in January 2001(the "Settlement Order"). The Settlement Order resulted in the elimination of seasonal rates, generating an additional $8.5 million in cash flow in 2001. The Settlement Order provided that recognition of this additional $8.5 million of revenue be deferred and then recognized to offset increased costs during 2001, 2002, or 2003. As of June 30, 2003, the Company has $4.1 million in unused remaining deferred revenues, which will be used to offset increased costs or write off regulatory assets during 2003 or 2004. See Notes-Retail Rate Case for further details.

     Total retail MWh sales of electricity in the second quarter of 2003 increased 1.1 percent from the same quarter of 2002, primarily as a result of an increase in residential sales of 7.6 percent, partially offset by a decrease in sales of 5.8 percent to commercial customers. Sales to large industrial customers also declined by 3.2 percent during the same period, reflecting reduced energy consumption under a load shedding program that we manage.
     The  Company's  major  industrial customer, International Business Machines
("IBM"), accounted for 17.3% of retail sales revenue in 2002. The Company currently estimates, based on a number of projected variables, the retail rate increase required from all retail customers by a hypothetical shutdown of the IBM facility to be in the range of five to eight percent, inclusive of projected related declines in sales to residential and commercial customers.
     We sell wholesale electricity to others for resale. Our revenue from wholesale MWh sales of electricity increased approximately $1.6 million or 10.1 percent in the second quarter of 2003 compared with the same period in 2002. The increase was due primarily to increased market energy prices.
     Retail operating revenues reflected a $4.3 million decline in the recognition of deferred revenues during the first six months of 2003, compared with the same period of 2002, partially offset by an increase of $1.9 million or
2.0 percent in residential revenues during the same comparative periods. Strong operating results during the first half of the year reduce the likelihood that deferred revenue recognition will be needed to achieve the allowed return on equity of 10.5 percent in 2003.
     Total  retail  MWh sales of electricity in the first half of 2003 increased
0.5 percent from the same quarter of 2002, primarily as a result of increased residential sales of 7.1 percent, a decrease in commercial sales of 0.6 percent and a decline in industrial sales of 4.9 percent. The decrease in industrial sales arose primarily from reduced snowmaking. These sales have an immaterial impact on operating results because snowmaking sales are subject to a dispatchable rate tariff arrangement that significantly reduces the Company's margin on such sales.
     Wholesale revenues increased $5.7 million or 18.0 percent during the first six months of 2003, compared with the same period in 2002, as a result of rescheduled power supply deliveries and higher market prices. Wholesale revenues typically have an insignificant impact on earnings because market wholesale prices usually approximate our marginal costs for energy, but the first quarter was an exception. One of the Company's principal energy suppliers reduces energy deliveries in the event of system limitations. These delivery deficiencies are typically scheduled at a later time by the Company. During the first quarter of 2003, the Company scheduled approximately 35,000 MWh of energy from this supplier to make up for delivery deficiencies in earlier periods, and sold that energy on the market at unusually high market energy prices. Market energy prices were higher than normal in the first quarter as a result of the Venezuelan oil strike, colder than normal temperatures across the U.S and the threat of war.

OPERATING  EXPENSES
POWER  SUPPLY  EXPENSES
     Power supply expenses increased $565,000 or 1.2 percent in the second quarter of 2003 compared with the same period in 2002, as a result of increased wholesale sales of electricity that were in part offset by a $1.8 million decline in costs under the Company's power supply contract with MS.
     Power supply expenses at Vermont Yankee increased $1.6 million or 19.0 percent during the second quarter of 2003 compared with the same period of 2002, primarily due to an increase in energy provided under the Power Purchase
Agreement between VY and Entergy (the "PPA"). An outage in the second quarter of 2002 reduced energy provided from the Vermont Yankee nuclear power plant. The sale of the VY generating plant is discussed under Part I, Item 1, Note 2, "Investment in Associated Companies".
     Company-owned generation expenses increased $495,000 or 80.3 percent in the second quarter of 2003 compared with the same period in 2002, primarily due to increased fuel costs.
     The cost of power that we purchased from other companies decreased $1.5 million or 4.0 percent in the second quarter of 2003 compared with the same period in 2002, primarily due to a $1.8 million decrease in cost of power purchased from MS, that was partially offset by increased sales of electricity and increased expenses under the 9701 arrangement with Hydro-Quebec, pursuant to which Hydro-Quebec has the right to purchase electricity from the Company at rates below current market prices. See the discussion under Part I, Item 1,
Note 3 "Commitments and Contingencies-Power Contract Commitments" for more detail regarding the 9701 arrangement, and Part I, Item 1, Note 5, "Derivative Instruments and Risk Management" for further information regarding the MS contract.
     The 9701 arrangement allows Hydro-Quebec to exercise an option to purchase power from the Company at energy prices based on a 1987 contract, and below current market prices. During the second quarter of 2003, $1.1 million in power supply expense was recognized to reflect the costs of option A and B. During the second quarter of 2002, $0.8 million in power supply expense was recognized to reflect the cost of option A. Hydro-Quebec had previously agreed not to call option B during the 2002 contract year. The cumulative amount of power purchased or called to date by Hydro-Quebec under option B is approximately 513,000 MWh out of a total of 600,000 MWh which may be called over the life of the arrangement. Hydro-Quebec has exercised its option to call approximately
107,000 MWh under options A and B for July and August 2003. The Company previously purchased energy in anticipation of Hydro-Quebec's call.

     Both the 9701 arrangement and any related forward purchase contracts are considered derivative instruments as defined by SFAS 133. On April 11, 2001, the VPSB issued an accounting order that allows the Company to defer recognition of any earnings or other comprehensive income effect relating to future periods caused by application of SFAS 133, and as a result, we do not anticipate SFAS 133 to cause earnings volatility. At June 30, 2003, the Company had a regulatory asset of approximately $21.2 million related to derivatives that the Company believes is probable of recovery. The regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.
     Power supply expenses increased $2.6 million or 2.8 percent in the first half of 2003 compared with the same period in 2002, as a result of increased wholesale and retail sales of electricity that were in part offset by a $4.2 million decline in costs under the Company's power supply contract with MS.
     Power supply expenses at Vermont Yankee increased $3.0 million or 18.6 percent during the first half of 2003 compared with the same period of 2002, primarily due to an increase in energy provided under the Power Purchase
Agreement between VY and Entergy. The sale of the VY generating plant is discussed under Part I, Item 1, Note 2, "Investment in Associated Companies".
     Company-owned generation expenses increased $2.9 million or 184 percent in the first half of 2003 compared with the same period in 2002, primarily due to increased output and fuel costs at the Stony Brook generating facility in which we have an 8.8 percent joint ownership interest, and increases in fuel costs used to operate our other peak generation facilities.
     The cost of power that we purchased from other companies decreased $3.4 million or 4.4 percent in the first half of 2003 compared with the same period in 2002, primarily due to a $4.2 million decrease in the cost of power purchased from MS, that was partially offset by increased sales of electricity and increased expenses under the 9701 arrangement with Hydro-Quebec.

OTHER  OPERATING  EXPENSES
     Other operating expenses increased $240,000 or 6.8 percent in the second quarter of 2003 compared with the same period in 2002, as a result of increases in employee benefit plan and consulting costs. Other operating expenses increased $1.1 million or 16.1 percent in the first half of 2003 compared with the same period in 2002 for the same reasons.


TRANSMISSION  EXPENSES
     Transmission expenses decreased by approximately $512,000 or 12.8 percent for the three months ended June 30, 2003 compared with the same period in 2002, due to a reduction in the amount of pool transmission expense allocated from the rest of New England as a result of changes in cost allocation methods used by ISO New England.
     Transmission expenses decreased by approximately $425,000 or 5.3 percent for the six months ended June 30, 2003 compared with the same period in 2002, for the same reasons.

     During 2002, the Federal Energy Regulatory Commission ("FERC") accepted ISO New England's request to implement a standard market design ("SMD") governing wholesale energy sales in New England. ISO New England implemented its SMD plan on March 1, 2003. SMD includes a system of locational marginal pricing of energy, under which prices are determined by zone, and based in part on transmission congestion experienced in each zone. Currently, the State of Vermont constitutes a single pricing zone under the plan, although pricing may eventually be determined on a more localized ("nodal") basis. The Company does not expect the implementation of this SMD in its current form to have a material impact on the Company's power supply or transmission costs. The FERC has suggested that change to nodal pricing might be appropriate as early as 18 months after the implementation of SMD. Nodal pricing, if implemented, could have a material adverse impact on our power supply or transmission expense because certain nodes are expected to be congested absent future investments in transmission or generation assets.
     On July 31, 2002, FERC issued a Notice of Proposed Rulemaking to amend its regulations and modify its existing pro forma open access transmission tariff to require that all public utilities with open access transmission tariffs modify their tariffs to reflect non-discriminatory, standardized transmission service and standard wholesale electric market design. This rulemaking, known as the "SMD NOPR," proposes to implement standard market design and locational marginal pricing in all regions of the United States, including New England. The SMD NOPR is currently in the rulemaking comment period. It is uncertain whether or how implementation of FERC's SMD NOPR, if and when approved, may differ from the ISO New England SMD plan, or how implementation of the SMD NOPR could impact the Company's power supply or transmission costs, although the impacts could be material.
     Under SMD, the zone experiencing the voltage support problems will pay for costs of local generation used to maintain voltage support for reliability. Previously, these costs would have been allocated throughout New England. VELCO owns certain transmission equipment on a primary transmission line ("PV20 line") supporting northwestern Vermont. This equipment requires repair and will likely be unavailable until next summer. We are unable to estimate whether, or to what degree, VELCO will need to utilize additional generation to replace voltage support previously provided by the PV20 line. If additional generation were required, our share of these costs would be material.
     VELCO has proposed a project to substantially upgrade Vermont's transmission system (the "Northwest Reliability Project"), principally to support reliability and eliminate transmission constraints in northwestern Vermont, including most of the Company's service territory. The proposed Northwest Reliability Project must be approved by the VPSB. If approved, the project is estimated to cost approximately $128 million and is expected to be in service by December 2007. Under current NEPOOL rules, qualifying large transmission project costs are shared among all New England utilities as "pooled transmission facilities" ("PTF"), with Vermont utilities responsible for approximately five percent of such regionalized costs. NEPOOL has approved the principal cost components of the Northwest Reliability Project for inclusion as PTF. ISO New England is in the process of developing a proposal to FERC to comply with the SMD NOPR, which will include a proposal for future treatment of transmission investments. ISO New England has issued a preliminary recommendation that maintains the principle of sharing costs of large transmission investments throughout the New England region. ISO New England's recommendation is not yet final and will be subject to approval by FERC.

MAINTENANCE  EXPENSES
     Maintenance expenses decreased $147,000 or 7.2 percent for the three months ended June 30, 2003 compared with the same period in 2002, primarily due to a decrease in scheduled maintenance at peak generation facilities.
     Maintenance expenses decreased $247,000 or 5.8 percent for the six months ended June 30, 2003 compared with the same period in 2002, for the same reasons.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses were essentially unchanged during the second quarter and first half of 2003 compared with the same periods in 2002.


TAXES  OTHER  THAN  INCOME  TAXES
     Other tax expense for the second quarter and first half of 2003 was essentially unchanged compared with the same periods in 2002.

INCOME  TAXES
     Income taxes decreased $438,000 or 44.9 percent in the second quarter of 2003 compared with the same period in 2002 due to a decrease in pretax book income from operations.
     Income taxes decreased $99,000 or 3.3 percent in the first half of 2003 compared with the same period in 2002 for the same reason.
OTHER  INCOME
     Other income decreased $127,000 or 21.2 percent during the three months ended June 30, 2003 compared with the same period in 2002, as earnings from VY decreased due to the sale of the nuclear power plant to Entergy in 2002. See
Note 2, Investment in Associated Companies, for further information. Other income decreased by $44,000 or 3.8 percent in first half of 2003 when  compared  with  the  same  period  in  2002,  for  the  same  reason.

INTEREST  CHARGES
     Interest charges increased $258,000 or 16.9 percent in the second quarter of 2003 compared with the same period in 2002, due to increases in long-term debt balances arising from the issuance of $42.0 million of first mortgage bonds in December 2002.
     Interest charges increased $498,000 or 16.3 percent in the first half of 2003 compared with the same period in 2002, for the same reason.

PREFERRED  STOCK  DIVIDENDS
     Dividends paid on preferred stock decreased $10,000 for the quarter ended June 30, 2003 compared with the same period in 2002, due to redemptions of preferred stock during 2002 as discussed in this section under "Liquidity and Capital Resources".
     Dividends paid on preferred stock decreased $93,000 for the first half 2003 compared with the same period in 2002, for the same reason.

LIQUIDITY  AND  CAPITAL  RESOURCES
     In the six months ended June 30, 2003, we spent $9.9 million principally for expansion and improvements of our transmission, distribution and generation plant, and environmental expenditures. We expect to spend approximately $12.6 million during the remainder of 2003, principally for improvements to transmission, distribution and generation plant, and environmental expenditures.
     During June 2003, the Company negotiated a 364-day revolving credit agreement (the "Fleet-Sovereign Agreement") with Fleet Financial Services ("Fleet") joined by Sovereign Bank. The Fleet-Sovereign Agreement is for $20.0 million, unsecured, and allows the Company to choose any blend of a daily variable prime rate and a fixed term LIBOR-based rate. There were no amounts outstanding on the Fleet-Sovereign Agreement at June 30, 2003. The Fleet-Sovereign Agreement expires June 16, 2004. There was no non-utility short-term debt outstanding at June 30, 2003.
       The annual dividend was $0.60 per share for the year ended December 31, 2002. The Settlement Order had limited the annual dividend rate at its then current level of $0.55 per share until our short-term credit facilities were replaced with long-term debt or equity financing. The Company used proceeds of a $42 million long-term debt issue in December 2002 to replace all short-term borrowings, satisfying the conditions in the Settlement Order and permitting the Company to raise its dividend. The annual dividend rate was increased from $0.55 per share to $0.76 per share beginning with the $0.19 quarterly dividend declared in December 2002. The Company intends to increase the dividend in a measured consistent manner until the payout ratio falls between 50 percent and 60 percent of anticipated earnings. The Company believes this payout ratio to be consistent with that of other utilities having similar risk profiles.
     The Company completed a capital restructuring plan that reduced equity and high-priced debt during 2002 and resulted in debt and equity ratios closer to its targets of 50 percent debt and 50 percent equity. Significant transactions resulting from the restructuring plan included:
     On March 15, 2002, the Company redeemed $5.1 million of the 10.0 percent first mortgage bonds due June 1, 2004;
     During March and June 2002, the Company repurchased $11.0 and $1.0 million, respectively, of the 7.32 percent Class E preferred stock outstanding;
     On November 19, 2002, the Company completed a "Dutch Auction" self-tender offer and repurchased 811,783 common shares, or approximately 14 percent of its common stock outstanding, for approximately $16.3 million; and
     On December 16, 2002, the Company issued $42 million principal amount of first mortgage bonds bearing interest at 6.04 percent per year and maturing on December 1, 2017.


     The  credit  ratings  of  the  Company's  securities at June 30, 2003 were:



                      Fitch  Moody's  Standard & Poor's
                      -----  -------  -----------------
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FUTURE OUTLOOK-COMPETITION AND RESTRUCTURING-The electric utility business continues to experience rapid and substantial changes. These changes are the result of the following trends:
     disparity in electric rates, transmission, and generating capacity among and within various regions of the country;
     improvements  in  generation  efficiency;
     increasing  demand  for  customer  choice;
     consolidation  through  business  combinations;
     new regulations and legislation intended to foster competition, also known as restructuring;
     changes in rules governing wholesale electricity markets; and increasing volatility of wholesale market prices for electricity.

     Power supply difficulties in some regulatory jurisdictions, such as California, and proposed changes in regional and national wholesale markets appear to have dampened any immediate push towards de-regulation in Vermont. We are unable to predict what form future restructuring legislation, if adopted, will take and what impact that might have on the Company, but it could be material.

PENSION
     Due to sharp declines in the equity markets during 2001 and 2002, the value of assets held in trusts to satisfy the Company's pension plan obligations has decreased. The Company's pension plan assets are primarily made up of public equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods.
     The Company's funding policy is to make voluntary contributions to its defined benefit plans before ERISA or Pension Benefit Guaranty Corporation requirements mandate such contributions under minimum funding rules, and so long as the Company's liquidity needs do not preclude such investments. The Company adopted a plan to make pension plan contributions totaling $2.0 million between September 1, 2002 and June 30, 2003, of which $2.0 million has been contributed to date. The Company intends to contribute up to an additional $2.8 million by December 31, 2003. The Company's pension costs and cash funding requirements are expected to continue at an equivalent or increased rate through 2004.
     As a result of our plan asset experience, at December 31, 2002, the Company was required to recognize an additional minimum liability of $2.4 million, net of applicable income taxes, as prescribed by SFAS 87. The liability was recorded as a reduction to common equity through a charge to Other Comprehensive Income ("OCI"), and did not affect net income for 2002. The charge to OCI may be restored through common equity in future periods to the extent fair value of trust assets exceeds the accumulated benefit obligation.

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

MARKET  RISK
     Our material power supply contracts and arrangements are principally with Hydro Quebec, MS and Vermont Yankee. At June 30, 2003, more than 90 percent of our estimated load requirements through 2006 are expected to be met by these contracts and arrangements, and by our own generation and other power supply resources, which reduces the Company's exposure to market prices.
     A primary factor affecting future operating results is the volatility of the wholesale electricity market. Restructuring of the wholesale market for electricity has brought increased price volatility to our power supply markets. Inherent in our market risk sensitive instruments and positions are the potential losses that may result from adverse changes in our commodity prices.
     One objective of the Company's risk management program is to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights with counter-parties that have at least investment grade ratings. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. The
Company's risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions.
     A sensitivity analysis has been prepared to estimate the exposure to the market price risk of our electricity commodity positions. The MS contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133") and is effective through December 31, 2006. Management's estimate of the fair value of the future net benefit of this arrangement at June 30, 2003 is approximately $6.6 million. Assumptions used to calculate the future net benefit using the Blacks option valuation model include a risk-free interest rate of 3.4 percent, volatility equivalent to a weighted average from NEPOOL, which varies from 32 percent in the first year to 29 percent in the fourth year, and locked in forward commitment prices for 2003, with an estimated forward market price of approximately $43 per MWh for periods beyond 2003. The forward price for electricity is consistent with the Company's current long-term wholesale energy price forecast. Actual results may differ materially from the table below.
     A sensitivity analysis has been prepared to estimate exposure to the market price risk of 9701, using the Black-Scholes model, over the next 13 years. Management's estimate of the fair value of the future net cost for this arrangement at June 30, 2003 is approximately $27.7 million. Assumptions used within the model include a risk-free interest rate of 3.97 percent, volatility equivalent to the weighted average from NEPOOL, which varies from 48 percent in the first year to 26 percent in year 13, locked in forward commitment prices for 2003, and an average of approximately 60,000 MWh per year, with an estimated forward market price of $59.81 per MWh during peak hours for periods beyond 2003. The forward price for electricity is consistent with the Company's current long-term wholesale energy price forecast. Quoted forward market prices for monthly peak power rates are not currently available beyond 2004. Actual results may differ materially from the table below.
     The table below presents market risk estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in prices, which for the Company's derivatives discussed above totals approximately $3.0 million. Actual results may differ materially from the table below. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are not recognized in earnings until the derivative positions are settled.

    Commodity Price Risk     At June 30, 2003
                      Fair Value     Market Risk
                    ---------------  ------------
                    (in thousands)
Net short position  $        21,160  $      2,995

ITEM  4.  CONTROLS  AND  PROCEDURES
     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Controller and Treasurer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer, and Controller and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     ------

                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                  JUNE 30, 2003
                                  -------------
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  1.  Legal  Proceedings
See  Notes  3,  4  and  5  of  Notes  to  Consolidated  Financial    Statements

ITEM  2.  Changes  in  Securities
          NONE

ITEM  3.  Defaults  Upon  Senior  Securities
          NONE

ITEM  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          At the Annual Shareholders Meeting held May 15, 2003, no items were voted upon by Shareholders. Voting results for directors are listed below.
          Shareholders elected the nominees listed below as Directors of this company, with votes cast as indicated.
          Merrill O. Burns, votes for, 3,912,890; withheld authority, 261,594; abstentions, 787,473.
          Christopher L. Dutton, votes for, 4,104,835; withheld authority, 69,649; abstentions, 787,473.
          Directors continuing in office were Elizabeth A. Bankowski, Nordahl L. Brue, William H. Bruett, Lorraine E. Chickering, John V. Cleary, David R. Coates, and Euclid A. Irving.

ITEM  5.  Other  Information           NONE


ITEM  6.
(A)  EXHIBITS
   ----------
Exhibit 31.1 and Exhibit 31.2, Certification by Officers of Financial Information and Disclosure Controls and Procedures required by Section 302 of the Sarbanes-Oxley Act of 2002 accompanies this quarterly report.

Exhibit 32.1, Certification by Officers of Financial Information and Internal Controls required by Section 906 of the Sarbanes-Oxley Act of 2002 accompanies this quarterly report.



(B)  REPORTS  ON  FORM  8-K
            ---------------
     The following filings on Form 8-K were filed by the Company on the topics and dates indicated:

A Form 8-K was filed July 15, 2003, announcing the Company's agreement with the Vermont Department of Public Service concerning its cost of service filing, and allowed rate of return.




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

                                GREEN  MOUNTAIN  POWER  CORPORATION
                            ---------------------------------------
                                         (Registrant)

Date:  August  11,  2003          /s/  Christopher  L.  Dutton
                                 -----------------------------
                             Christopher L. Dutton, Chief Executive Officer and President
Date:  August  11,  2003          /s/  Robert  J.  Griffin
                                 -------------------------
                              Robert  J.  Griffin,  (as  Principal  Financial
Officer)
                              Treasurer  and  Controller