Form 10-K
period 2003-12-31
GREEN MOUNTAIN POWER CORP
filed 2004-03-12
CIK 43704

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------
                                    FORM 10-K
               _X_  Annual Report Pursuant to Section 13 or 15(d)
                -
                     of the Securities Exchange Act of 1934

             ___  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

COMMON  STOCK,  PAR  VALUE                  NEW  YORK  STOCK  EXCHANGE
  $3.33-1/3  PER  SHARE
________________________________________________________________________
       Securities registered pursuant to Section 12 (g) of the Act:  None
________________________________________________________________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  __X__     No  _____
            -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_
              -
     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes  _X_   No  ___
                                                ---
     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 27, 2004, WAS APPROXIMATELY $132,657,931 BASED ON THE CLOSING PRICE OF $26.27 FOR THE COMMON STOCK ON THE NEW YORK STOCK EXCHANGE AS REPORTED BY THE WALL STREET JOURNAL.
     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON FEBRUARY 27, 2004, WAS 5,049,788
                       DOCUMENTS INCORPORATED BY REFERENCE
     The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 20, 2004, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Form 10-K.

Green  Mountain  Power  Corporation
Form  10-K  for  the  fiscal  year  ended  December  31,  2003
Table  of  contents                              Page

Part  I
Item  1,  Business                                      3

Item  2,  Properties                              16

Item  3,  Legal  Proceedings                         18

Item  4,  Submission  of  Matters  To  a  Vote  of          18
     Security  Holders

Part  II
Item  5,  Market  for  Registrant's  Common
     Equity  and  Related  Shareholder  Matters          19

Item  6,  Selected  Financial  Data                    20

Item  7,  Management's  Discussion  and  Analysis          21
     Of  Financial  Condition  and  Results
     Of  Operations

Item  8,  Financial  Statements  and  Supplementary  Data     41

Item  9,  Changes  In  and  Disagreements  with  Accountants     79
     On  Accounting  and  Financial  Disclosure

Item  9A,  Controls  and  Procedures                    79

Items  10  through  13,  Certain  Officer  Information     79

Item  14,  Principal  Accountant  Fees  and  Services          79

Item  15,  Exhibits,  Financial  Statement  Schedules,     80
     And  Reports  on  Form  8-K

PART  I
     There are statements in this section that contain projections or estimates and that are considered to be "forward-looking" as defined by the Securities and Exchange Commission (the "SEC"). In these statements, you may find words such as believes, expects, plans, or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different are discussed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD and A"), in the 2003 Annual Report to Shareholders ("Annual Report"), and in the accompanying Notes to Consolidated Financial Statements ("Notes"), all included herein.

ITEM  1.  BUSINESS
THE  COMPANY
     Green Mountain Power Corporation (the "Company" or "GMP") is a public utility operating company engaged in supplying electrical energy in the State of Vermont ("State" or "Vermont") in a service territory with approximately one quarter of Vermont's population. We serve approximately 89,000 customers. The
Company  was  incorporated  under  the  laws  of  the  State  on  April 7, 1893.

     Our sources of revenue for the year ended December 31, 2003 were as follows:
*     26.9  percent  from  residential  customers;
*     26.4  percent  from  small  commercial  and  industrial  customers;
*     17.1  percent  from  large  commercial  and  industrial  customers;
*     28.1  percent  from  sales  to  other  utilities;  and
*     1.5  percent  from  other  sources.
     See  the Annual Report and MD and A for further information about revenues.

     During 2003, our energy resources for retail and wholesale sales of electricity, excluding purchases made pursuant to the contract with Morgan Stanley Capital Group, Inc. (the "Morgan Stanley Contract") discussed under MD and A-Power Contract Commitments, were obtained as follows:
* 35.4 percent from hydroelectric sources (28.1 percent Hydro-Quebec, 4.5 percent Company-owned, and 2.8 percent independent power producers);
* 37.4 percent from a nuclear generating source (the Entergy Nuclear Vermont Yankee, LLC ("ENVY") nuclear plant described below);
*     3.5  percent  from  wood;
*     1.3  percent  from  natural  gas;
*     2.7  percent  from  oil;  and
*     0.5  percent  from  wind.
     The remaining 19.2 percent was purchased on a short-term basis from other utilities through the Independent System Operator of New England ("ISO-NE" or "ISO New England"), formerly the New England Power Pool ("NEPOOL").
     In 2003, we estimate that we purchased or generated in excess of 90.0 percent of our energy resources to satisfy our retail and wholesale sales of electricity under long-term arrangements, including the Morgan Stanley Contract. Remaining retail and wholesale sales were met through short-term market purchases and represent volumetric differences between purchase commitments and our customers' retail demand. See Note K of Notes.
     A major source of the Company's power supply is our entitlement to a share of the power generated by the 531 megawatt ("MW") nuclear generating plant owned and operated by ENVY. We have a 33.6 percent equity interest in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee" or "VY"), which has a long-term power supply contract with ENVY that entitles us to 20 percent of plant output through 2012. For further information concerning Vermont Yankee, see Power Resources - Vermont Yankee.
     The Company participates in NEPOOL, a regional bulk power transmission organization established to assure reliable and economical power supply in the Northeast United States. The ISO-NE was created to manage the operations of NEPOOL, effective May 1, 1999. ISO-NE operates a market for all New England states for purchasers and sellers of electricity in the deregulated wholesale energy markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold. We must purchase additional electricity to meet customer demand during periods of high usage, to replace energy repurchased by Hydro-Quebec under an arrangement negotiated in 1997 and to replace power not delivered under our contracts and entitlements due to outages, curtailments or other events that result in reduced deliveries. Our costs to serve demand during such high usage periods such as warmer than normal temperatures in summer months and to replace such energy repurchases by Hydro-Quebec rose substantially after the market opened to competitive bidding on May 1, 1999.
     Our principal service territory is an area roughly 25 miles in width extending 90 miles across north central Vermont between Lake Champlain on the west and the Connecticut River on the east. Included in this territory are the cities and towns of Montpelier, Barre, South Burlington, Vergennes, Williston, Shelburne, and Winooski, as well as the Village of Essex Junction and a number of smaller communities. We also distribute electricity in four separate areas located in southern and southeastern Vermont that are interconnected with our principal service area through the transmission lines of Vermont Electric Power Company, Inc. ("VELCO") and others. Included in these areas are the communities of Vernon (where the ENVY nuclear plant is located), Bellows Falls, White River Junction, Wilder, Wilmington and Dover. The Company's right to distribute electrical service in its service territory is the utility's most important asset. We supply at wholesale a portion of the power requirements of several municipalities and cooperatives in Vermont. We are obligated to meet the changing electrical requirements of these wholesale customers, in contrast to our obligation to other wholesale customers, which is limited to specified amounts of capacity and energy established by contract.
     Major business activities in our service areas include computer assembly and components manufacturing (and other electronics manufacturing), software development, granite fabrication, service enterprises such as government, insurance, regional retail shopping, tourism (particularly fall and winter recreation), and dairy and general farming.

Operating statistics for the past five years are presented in the following table.


GREEN  MOUNTAIN  POWER  CORPORATION
                             Operating Statistics     For the years ended December 31,
                                                      2003         2002         2001         2000         1999
                                                   -----------  -----------  -----------  -----------  -----------
Total capability (MW) . . . . . . . . . . . . . .       393.9        406.9        408.0        411.1        393.2
Net system peak . . . . . . . . . . . . . . . . .       330.2        342.0        341.2        323.5        317.9
                                                   -----------  -----------  -----------  -----------  -----------
Reserve (MW). . . . . . . . . . . . . . . . . . .        63.7         64.9         66.8         87.6         75.3
                                                   ===========  ===========  ===========  ===========  ===========
Reserve % of peak . . . . . . . . . . . . . . . .        19.3%        19.0%        19.6%        27.1%        23.7%
Net Production (MWH**)
Hydro . . . . . . . . . . . . . . . . . . . . . .     838,855      901,998      951,146    1,053,223    1,095,738
Wind. . . . . . . . . . . . . . . . . . . . . . .      10,828       11,458       12,135       12,246        7,956
Nuclear . . . . . . . . . . . . . . . . . . . . .     884,585      771,781      736,420      803,303      731,431
Conventional steam. . . . . . . . . . . . . . . .   2,524,233    2,431,115    2,670,249    2,704,427    2,328,267
Internal combustion . . . . . . . . . . . . . . .      12,603        4,090       18,291       35,699       12,312
Combined cycle. . . . . . . . . . . . . . . . . .      68,488       81,362       72,653       73,433       99,962
                                                   -----------  -----------  -----------  -----------  -----------
                    Total production. . . . . . .   4,339,592    4,201,804    4,460,894    4,682,331    4,275,666
Less non-firm sales to other utilities. . . . . .   2,284,003    2,104,172    2,365,809    2,573,576    2,152,781
                                                   -----------  -----------  -----------  -----------  -----------
Production for firm sales . . . . . . . . . . . .   2,055,589    2,097,632    2,095,085    2,108,755    2,122,885
Less firm sales and  lease transmissions. . . . .   1,937,376    1,951,959    1,956,232    1,954,898    1,920,257
                                                   -----------  -----------  -----------  -----------  -----------
Losses and company use (MWH). . . . . . . . . . .     118,213      145,673      138,853      153,857      202,628
                                                   ===========  ===========  ===========  ===========  ===========
Losses as a % of total production . . . . . . . .        2.72%        3.47%        3.11%        3.29%        4.74%
System load factor (***). . . . . . . . . . . . .        71.1%        70.0%        70.1%        74.2%        76.2%
Net Production (% of Total)
Hydro . . . . . . . . . . . . . . . . . . . . . .        19.3%        21.5%        21.3%        22.5%        25.6%
Wind. . . . . . . . . . . . . . . . . . . . . . .         0.2%         0.3%         0.3%         0.3%         0.2%
Nuclear . . . . . . . . . . . . . . . . . . . . .        20.4%        18.3%        16.5%        17.1%        17.1%
Conventional steam. . . . . . . . . . . . . . . .        58.2%        57.9%        59.9%        57.8%        54.5%
Internal combustion . . . . . . . . . . . . . . .         0.3%         0.1%         0.4%         0.8%         0.3%
Combined cycle. . . . . . . . . . . . . . . . . .         1.6%         1.9%         1.6%         1.6%         2.3%
                                                   -----------  -----------  -----------  -----------  -----------
                  Total . . . . . . . . . . . . .       100.0%       100.0%       100.0%       100.0%       100.0%
                                                   ===========  ===========  ===========  ===========  ===========

Sales and Lease Transmissions(MWH)
Residential - GMPC. . . . . . . . . . . . . . . .     581,047      553,294      549,151      558,682      544,447
Commercial & industrial - small . . . . . . . . .     703,036      695,504      691,029      704,126      688,493
Commercial & industrial - large . . . . . . . . .     645,271      689,618      710,944      683,296      664,110
Other . . . . . . . . . . . . . . . . . . . . . .       4,986        9,773        2,030        6,713        3,138
                                                   -----------  -----------  -----------  -----------  -----------
Total retail sales and lease transmissions. . . .   1,934,340    1,948,189    1,953,154    1,952,817    1,900,188
Sales to Municipals & Cooperatives (Rate W) . . .       3,036        3,770        3,078        2,081       20,069
                                                   -----------  -----------  -----------  -----------  -----------
Total Requirements Sales. . . . . . . . . . . . .   1,937,376    1,951,959    1,956,232    1,954,898    1,920,257
Other Sales for Resale. . . . . . . . . . . . . .   2,284,003    2,104,172    2,365,809    2,573,576    2,152,781
                                                   -----------  -----------  -----------  -----------  -----------
Total sales and  lease transmissions(MWH) . . . .   4,221,379    4,056,131    4,322,041    4,528,474    4,073,038
                                                   ===========  ===========  ===========  ===========  ===========
Average Number of Electric Customers
Residential . . . . . . . . . . . . . . . . . . .      74,693       73,861       73,249       72,424       71,515
Commercial and industrial small . . . . . . . . .      13,344       13,165       12,976       12,746       12,438
Commercial and industrial large . . . . . . . . .          25           29           30           23           23
Other . . . . . . . . . . . . . . . . . . . . . .          65           65           65           65           66
                                                   -----------  -----------  -----------  -----------  -----------
             Total. . . . . . . . . . . . . . . .      88,127       87,120       86,320       85,258       84,042
                                                   ===========  ===========  ===========  ===========  ===========
Average Revenue Per KWH (Cents)
Residential including lease revenues. . . . . . .       12.98        12.96        13.33        12.50        12.32
Commercial & industrial - small . . . . . . . . .       10.40        10.44        10.90        10.00         9.88
Commercial & industrial - large . . . . . . . . .        7.41         7.31         7.70         6.51         6.55
                                                   -----------  -----------  -----------  -----------  -----------
Total retail including lease. . . . . . . . . . .       10.22        10.09        10.44         9.52         9.47
                                                   ===========  ===========  ===========  ===========  ===========
Average Use and Revenue Per Residential Customer
KWh's including lease transmissions . . . . . . .       7,779        7,491        7,497        7,717        7,617
Revenues including lease revenues . . . . . . . .  $    1,010   $      971   $      999   $      965   $      938


 (*)  MW  -  Megawatt  is  one  thousand  kilowatts.
(**)  MWH  -  Megawatt  hour  is  one  thousand  kilowatt  hours.
(***) Load factor is based on net system peak and firm MWH production less off-system losses.

STATE  AND  FEDERAL  REGULATION
     General. The Company is subject to the regulatory authority of the Vermont Public Service Board ("VPSB", or the "Board"), which extends to retail rates, services and facilities, securities issues and various other matters. The separate Vermont Department of Public Service (the "Department," or the "DPS"), created by statute in 1981, is responsible for development of energy supply plans for the State of Vermont, purchases of power as an agent for the State and other general regulatory matters. The VPSB principally conducts quasi-judicial proceedings, such as rate setting. The Department, through a Director for Public Advocacy, is entitled to participate as the public advocate in such proceedings and regularly does so. Political or social organizations that represent certain classes of customers, neighbors of our properties, or other persons or entities may petition the VPSB to be granted intervener status in such proceedings.
     Our rate tariffs are uniform throughout our service area. We have entered into a number of jobs incentive agreements, providing for reduced capacity charges to large customers applicable only to new load. We have an economic development agreement with International Business Machines Corporation ("IBM") that provides for contractually established charges, rather than tariff rates, for certain loads. All such agreements must be approved by the VPSB. See Item
7. MD and A - Results of Operations - Operating Revenues and MWh Sales. Our wholesale rate on sales to two wholesale customers is regulated by the
Federal Energy Regulatory Commission ("FERC"). Revenues from sales to these customers were less than 1.0 percent of our operating revenues for 2003.
     We provide transmission service to twelve customers within the State under rates regulated by the FERC; revenues for such services amounted to less than
1.0  percent  of  our  operating  revenues  for  2003.

     On July 17, 1997, the FERC approved our Open Access Transmission Tariff, and on August 30, 1997 we filed our compliance report. In accordance with FERC Order 889, we have functionally separated our transmission operations and filed with the FERC a code of conduct for our transmission operations. We have not experienced any material adverse effects or loss of wholesale customers due to FERC Order 889. Our Open Access tariff could reduce the amount of capacity available to the Company from such facilities in the future. See Item 7. MD and A - Transmission Expenses.
     The  Company  has  equity  interests  in  Vermont Yankee, VELCO and Vermont
Electric Transmission Company, Inc. ("VETCO"), a wholly owned subsidiary of VELCO. We have filed an exemption statement under Section 3(a)(2) of the Public Utility Holding Company Act of 1935, thereby securing exemption from the provisions of such Act, except for Section 9(a)(2), which prohibits the acquisition of securities of certain other utility companies without approval of the SEC. The SEC has the power to institute proceedings to terminate such exemption for cause.

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



Major project licenses provide that after an initial twenty-year period, a portion of the earnings of such project in excess of a specified rate of return is to be set aside in appropriated retained earnings in compliance with FERC Order 5, issued in 1978. The amounts appropriated are not material.
     The re-licensing application for Waterbury was filed in August 1999. The Waterbury reservoir was drained in 2001 to prepare for repairs to the dam by the State, presently estimated for completion in late 2004. When repairs are complete, we expect the project to be re-licensed for a 30-year term. We do not have any competition for the Waterbury license.
     Department of Public Service Twenty-Year Electric Plan. In December 1994, the Department adopted an update of its twenty-year electrical power-supply plan (the "Plan") for the State. The Plan includes an overview of statewide growth and development as they relate to future requirements for electrical energy; an assessment of available energy resources; and estimates of future electrical energy demand.
     In August 14, 2003, we filed with the VPSB and the Department an integrated resource plan pursuant to Vermont Statute 30 V.S.A. 218c. That filing is pending before the VPSB.

RECENT  RATE  DEVELOPMENTS
The VPSB issued an order on December 22, 2003 approving the Company's 2003 Rate Plan (the "2003 Rate Plan"), jointly proposed by the Company and the Department. Principal terms of the 2003 Rate Plan include:
     Allows the Company to raise rates 1.9 percent, effective January 1, 2005; and 0.9 percent effective January 1, 2006, if the increases are supported by cost of service schedules submitted 60 days prior to the effective dates.
     Allows the Company the opportunity to file for rate increases during the period from January 1, 2003 to January 1, 2007 if the Company experiences extraordinary events, such as repair costs due to an ice storm or other natural disaster.
     Reduces the Company's allowed return on equity from 11.25 percent to 10.5 percent for the period beginning January 1, 2003 to January 1, 2007.
     Approves a three-year economic development agreement for IBM, as long as IBM does not reduce employment by more than five percent during the period.
     Provides for recovery of various regulatory assets, including the remediation of the Pine Street environmental superfund site in Burlington, VT.


SINGLE  CUSTOMER  DEPENDENCE
     The Company had one major retail customer, IBM, metered at two locations that accounted for 16.6 percent, 17.3 percent and 19.2 percent of the Company's retail operating revenues in 2003, 2002 and 2001, respectively. No other retail customer accounted for more than 1.0 percent of our revenue during the past three years.
     IBM has reduced its Vermont workforce by approximately 2,500 since 2001, to a level of approximately 6,000 employees. If future significant losses in electricity sales to IBM were to occur, the Company's earnings could be impacted adversely. If earnings were materially reduced as a result of lower retail sales, we would seek a retail rate increase from the VPSB. The Company is not aware of any plans by IBM to further reduce production at its Vermont facility. We currently estimate, based on a number of projected variables, the retail rate increase required from all retail customers that would result from a hypothetical shutdown of the IBM facility to be in the range of five to eight percent, inclusive of projected declines in sales to other residential and commercial customers. See Item 7. MD and A-Results of Operations, Operating
Revenues  and  MWh,  and  Note  A  of  Notes.

COMPETITION  AND  RESTRUCTURING
     Electric utilities historically have had exclusive franchises for the retail sale of electricity in specified service territories. Legislative authority has existed since 1941 that would permit Vermont cities, towns and villages to own and operate public utilities. Since that time, no municipality served by the Company has established a municipal public utility.
     In March 2002, voters in the Town of Rockingham, Vermont ("Rockingham") approved an article authorizing Rockingham to create a municipal utility and to acquire the electric distribution systems of the Company and/or Central Vermont Public Service Corporation located within the Rockingham. In November 2003, Rockingham notified the Company that the town intended to initiate proceedings before the town selectboard to condemn the Company's distribution and associated property located within the town. The Company sought and obtained in December 2003 a preliminary injunction from the State Superior Court prohibiting the town from proceeding with condemnation before the selectboard. The Company successfully argued that Vermont law required Rockingham to pursue any such municipalization effort by petition to the VPSB, which is required to determine both the fair value of any assets subject to municipalization and the amount of damages to the utility caused by severance of the property subject to municipalization. The preliminary injunction remains in effect and Rockingham has not filed any petition with the VPSB seeking to municipalize assets. The Company receives annual revenues of approximately $4.0 million from its customers in Rockingham. Should Rockingham create a municipal system, the Company would vigorously pursue its right to receive just compensation from Rockingham. Such compensation would include full reimbursement for Company assets, if acquired, and full reimbursement of any other costs associated with the loss of customers in Rockingham, to assure that neither our remaining customers nor our shareholders effectively subsidize a Rockingham municipal utility.
     In 1987, the Vermont General Assembly enacted legislation that authorized the Department to sell electricity on a significantly expanded basis. Under the 1987 law, the Department can sell electricity purchased from any source at retail to all customer classes throughout the State, but only if it convinces the VPSB and other State officials that the public good will be served by such sales. Since 1987, the Department has made limited additional retail sales of electricity. The Department retains its traditional responsibilities of public advocacy before the VPSB and electricity planning on a statewide basis.
     In certain states across the country, including other New England states, legislation has been enacted to allow retail customers to choose their electricity suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems. Increased competitive pressure in the electric utility industry could potentially restrict the Company's ability to charge energy prices sufficient to recover embedded costs, such as the cost of purchased power obligations or of generation facilities owned by the Company. The amount by which such costs might exceed market prices is commonly referred to as stranded costs.
     There are currently no regulatory proceedings, court actions or pending legislative proposals to adopt electric industry restructuring in Vermont.
Legislation has been introduced in the Vermont legislature that would permit (but not require) the Company to negotiate with individual customers to permit such customers to procure their own electric power supply requirements, subject to VPSB approval. We cannot predict whether this legislation will be enacted. If enacted, the Company would not negotiate any such arrangement unless, in our estimation, the arrangement assured the Company of full recovery of any resulting stranded costs and that the Company's financial condition would not otherwise be adversely affected.
     Regulatory and legislative authorities at the federal level and in some states, including Vermont where legislation has not been enacted, are considering how to facilitate competition for electricity sales. For further information regarding Competition and Restructuring, See Item 7. MD and A - Regulatory Risk and Other Risk.

CONSTRUCTION  AND  CAPITAL  REQUIREMENTS
     Our capital expenditures for 2001 through 2003 and projected for 2004 are set forth in Item 7. MD and A - Liquidity and Capital Resources-Construction. Construction projections are subject to continuing review and may be revised from time-to-time in accordance with changes in the Company's financial condition, load forecasts, the availability and cost of labor and materials, licensing and other regulatory requirements, changing environmental standards and other relevant factors. See Item 7. MD and A - Liquidity and Capital Resources.



POWER  RESOURCES
     On February 11, 1999, the Company entered into a contract with Morgan Stanley Capital Group, Inc. ("Morgan Stanley"). In August 2002, the Morgan Stanley Contract was modified and extended to December 31, 2006. The contract provides us a means of managing price risks associated with changing fossil fuel prices. For additional information on the Morgan Stanley Contract, see Note K of Notes.



     We generated, purchased or transmitted 2,364,130 MWh of energy for retail and requirements wholesale customers for the twelve months ended December 31, 2003. The corresponding maximum one-hour integrated demand during that period was 330.2 MW on August 5, 2003. This compares to the previous all-time peak of
342.0 MW on August 15, 2002. The following table shows the net generated and purchased energy, the source of such energy for the twelve-month period and the capacity in the month of the period system peak. See Note K of Notes.


Net  Electricity  Generated  and  Purchased  and  Capacity  at  Peak
                           Generated and Purchased          Capacity
                                     During year          At time of
                                  Ended 12/31/2003      of annual peak
                                    MWH     percent     KW     percent
                                 ---------  --------  -------  --------
Wholly-owned plants:
Hydro . . . . . . . . . . . . .    107,406      4.5%   32,870      8.9%
Diesel and Gas Turbine. . . . .     12,603      0.5%   50,623     13.6%
Wind. . . . . . . . . . . . . .     10,828      0.5%      480      0.1%
Jointly-owned plants:
Wyman #4. . . . . . . . . . . .     12,030      0.5%    6,968      1.9%
Stony Brook I . . . . . . . . .     43,833      1.9%   27,113      7.3%
McNeil. . . . . . . . . . . . .     25,328      1.1%    6,443      1.7%
Long Term Purchases:
Vermont Yankee/ENVY . . . . . .    884,585     37.4%  100,554     27.1%

Hydro Quebec. . . . . . . . . .    664,225     28.1%  114,174     30.8%
Stony Brook I . . . . . . . . .     24,655      1.0%   12,382      3.3%
Other:
Independent Power Producers . .    125,465      5.3%   19,286      5.2%
NEPOOL and Short-term purchases    453,172     19.2%      400      0.1%
                                 ---------  --------  -------  --------
Net Own Load. . . . . . . . . .  2,364,130    100.0%  371,293    100.0%
                                 =========  ========  =======  ========

Vermont  Yankee.
     On July 31, 2002, Vermont Yankee completed the sale of its nuclear power plant to "ENVY". In addition to the sale of the generating plant, the transaction calls for ENVY, through its power contract with VY, to provide 20 percent of the plant output to the Company through 2012, which represents approximately 35 percent of our projected energy requirements.
     Prices under the Power Purchase Agreement between VY and ENVY (the "PPA") range from $39 to $45 per megawatt-hour for the period beginning January 2003. The PPA calls for a downward adjustment in the price if market prices for electricity fall by defined amounts beginning no later than November 2005. If market prices rise, however, contract prices are not adjusted upward. The Company remains responsible for procuring replacement energy at market prices during periods of scheduled or unscheduled outages at the ENVY plant.
     Prior to the sale of the VY plant to ENVY, the plant had fuel rods that required repair during May 2002, a maintenance requirement that is not unique to VY. VY closed the plant for a twelve-day period, beginning on May 11, 2002, to repair the rods. Our cost for the repair, including incremental replacement energy costs, was approximately $2.0 million. The Company received an accounting order from the VPSB on August 2, 2002, allowing it to defer the additional costs related to the outage. The Company expects to amortize (recover) these costs beginning in 2005 under the Company's 2003 Rate Plan. The Company received a credit of approximately $600,000 from VY and has requested permission from the VPSB to apply this credit to reduce the $2.0 million regulatory asset. Our ownership share of VY has increased from approximately
19.0 percent last year to approximately 33.6 percent currently, due to VY's purchase of certain minority shareholders' interests. VY's primary role consists of administering its power supply contract with ENVY and its contracts with VY's present sponsors. Our entitlement to energy produced by the ENVY nuclear plant has remained at 20 percent of plant production.

     Under our Capital Funds Agreement with VY, we are required, subject to obtaining necessary regulatory approvals, to provide 20% of the capital requirements of Vermont Yankee not obtained from outside sources.

     During periods when ENVY power is unavailable, the costs of replacement power occasionally exceed those costs that we would have incurred for ENVY power purchased from Vermont Yankee. Replacement power is available to us from the ISO-NE and through contractual arrangements with other utilities. Replacement power costs can adversely affect cash flow, and, unless deferred and/or recovered in rates, such costs could adversely affect reported earnings. In the case of unscheduled outages of significant duration resulting in substantial unanticipated costs for replacement power, the VPSB generally has authorized deferral and recovery of such costs.
     The ENVY nuclear plant's current operating license expires March 2012. During the year ended December 31, 2003, we used 884,585 MWh of Vermont
Yankee energy (supplied by ENVY) representing 37.4 percent of the net electricity generated and purchased ("net power supply") by the Company. The average cost of Vermont Yankee electricity in 2003 was $0.043 per kWh.
     See  Note  B  and  Note  K  of  Notes  for  additional  information.

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

     NEPOOL/Hydro-Quebec Interconnection. VELCO and certain other NEPOOL members have entered into agreements with Hydro-Quebec, which provided for the construction in two phases of a direct interconnection between the electric systems in New England and the electric system of Hydro-Quebec in Canada. The Vermont participants in this project, which has a capacity of 2,000 MW, will derive approximately 9.0 percent of the total power-supply benefits associated with the NEPOOL/Hydro-Quebec interconnection. The Company, in turn, receives approximately one-third of the Vermont share of those benefits. The benefits of the interconnection include:
*     access  to  surplus  hydroelectric  energy  from  Hydro-Quebec;and
* a provision for emergency transfers and mutual backup to improve reliability for both the Hydro-Quebec system and the New England systems.

     Phase I. The first phase ("Phase I") of the NEPOOL/Hydro-Quebec Interconnection consists of transmission facilities having a capacity of 690 MW that originate at the Des Cantons Substation on the Hydro-Quebec system near
Sherbrooke, Canada and traverse a portion of eastern Vermont and extend to a converter terminal located in Comerford, New Hampshire. VETCO was formed to construct and operate the portion of Phase I within the United States. Under the Phase I contracts, each New England participant, including the Company, is required to pay monthly its proportionate share of VETCO's total cost of service, including its capital costs. Each participant also pays a proportionate share of the total costs of service associated with those portions of the transmission facilities constructed in New Hampshire by a subsidiary of New England Electric System.

     Phase II. Phase II expanded the Phase I facilities from 690 MW to 2,000 MW, and provides for transmission of Hydro-Quebec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. The participants in this project, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. As a supporting participant, the Company must make support payments under 30-year agreements. These support agreements meet the capital lease accounting requirements under SFAS 13. At December 31, 2003, the present value of the Company's obligation was approximately $4,647,000. The Company's projected future minimum payments under the Phase II support agreements are approximately $387,000 for each of the years 2004-2008 and an aggregate of $2,712,000 for the years 2009-2015.
     The Phase II portion of the project is owned by New England Hydro-Transmission Electric Company, Inc. and New England Hydro-Transmission Corporation, subsidiaries of New England Electric System, in which certain of the Phase II participating utilities, including the Company, own equity interests in such companies. The Company owns approximately 3.2 percent of the equity of the corporations owning the Phase II facilities. During construction of the Phase II project, the Company, as an equity sponsor, was required to provide equity capital. At December 31, 2003, the capital structure of such corporations was approximately 44 percent common equity and 56 percent long-term debt. See Note B and Note J of Notes.

Hydro-Quebec
     Hydro-Quebec Power Supply Contracts. We have several power purchase contracts with Hydro-Quebec. The bulk of our purchases are comprised of two schedules, B and C3, pursuant to a Firm Contract dated December 1987 (the "VJO Contract"). Under these two schedules, we purchase 114.2 MW from Hydro-Quebec. In November 1996, we entered into an arrangement (the "9701 arrangement") with Hydro-Quebec under which Hydro-Quebec paid $8,000,000 to the Company in exchange for certain power purchase options. See Item 7. MD and A - Power Supply
Expenses,  Power  Contract  Commitments  and  Note  K  of  Notes.
     During 2003, we used 392,990 MWh under Schedule B, and 271,235 MWh under Schedule C3 of the VJO Contract, representing 28.1 percent of our net power supply. The average cost of Hydro-Quebec electricity in 2003 was approximately $0.07 per kWh.
     NEPOOL and Short-term Opportunity Purchases and Sales. We have arrangements with numerous utilities and power marketers actively trading power in New England and New York under which we purchase or sell power on short notice and generally for brief periods of time when required to balance electricity supply with demand. Opportunity purchases are also arranged when it is possible to purchase power for less than it would cost us to generate the power with our own sources. Purchases may also help us save on replacement power costs during an outage of one of our base load sources. Opportunity sale prices are generally set so as to recover all of the forecasted fuel or production costs and to recover some, if not all, associated capacity costs. During 2003, the Company purchased 453,172 MWh representing 19.2 percent of the Company's net power supply at an average cost of $0.06 per kWh.


     During 2002, the FERC accepted ISO-NE's request to implement a SMD governing wholesale energy sales in New England. ISO-NE implemented its SMD plan on March 1, 2003. SMD includes a system of locational marginal pricing of energy, under which prices are determined by zone, and based in part on transmission congestion experienced in each zone. Currently, the State of Vermont constitutes a single zone under the plan, although pricing may eventually be determined on a more localized ("nodal") basis. ISO-NE and NEPOOL have committed to facilitation of a stakeholder process to examine alternative pricing options, including alternatives to nodal pricing, and to file their report with FERC in July 2004. We believe that nodal pricing could result in a material adverse impact on our power supply or transmission costs, if adopted.
     Stony Brook I. The Massachusetts Municipal Wholesale Electric Company ("MMWEC") is principal owner and operator of Stony Brook, a 352.0-MW combined-cycle intermediate generating station located in Ludlow, Massachusetts, which commenced commercial operation in November 1981. In October 1997, we entered into a Joint Ownership Agreement with MMWEC, whereby we acquired an 8.8 percent ownership share of the plant, entitling us to 31.0 MW of capacity. In addition to this entitlement, we have contracted for 14.2 MW of capacity for the life of the Stony Brook I plant, for which we will pay a proportionate share of MMWEC's share of the plant's fixed costs and variable operating expenses. The three units that comprise Stony Brook I are all capable of burning oil. Two of the units are also capable of burning natural gas. The natural gas system at the plant was modified in 1985 to allow two units to operate simultaneously on natural gas.
     During 2003, we used 68,488 MWh from this plant representing 2.9 percent of our net power supply at an average cost of $0.087 per kWh. See Notes I and K of Notes.

     Wyman Unit #4. The W. F. Wyman Unit #4, which is located in Yarmouth, Maine, is an oil-fired steam plant with a capacity of 620 MW. Central Maine
Power Company sponsored the construction of this plant. We have a joint-ownership share of 1.1 percent (7.1 MW) in the Wyman #4 Unit, which began commercial operation in December 1978.
     During 2003, we used 12,030 MWh from this unit representing 0.5 percent of our net power supply at an average cost of $0.06 per kWh, based only on operation, maintenance, and fuel costs incurred during 2003. See Note I of Notes.

     McNeil Station. The J.C. McNeil station (the "McNeil Plant"), which is located in Burlington, Vermont, is a wood chip and gas-fired steam plant with a capacity of 53.0 MW. We have an 11.0 percent or 5.8 MW interest in the McNeil Plant, which began operation in June 1984. In 1989, the plant added the capability to burn natural gas on an as-available/interruptible service basis.
     During 2003, we used 25,328 MWh from this unit representing 1.1 percent of our net power supply at an average cost of $0.055 per kWh, based only on operation, maintenance, and fuel costs incurred during 2003. See Note I of Notes.

     Independent Power Producers. The VPSB has adopted rules that implement for Vermont the purchase requirements established by federal law in the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under the rules, qualifying facilities have the option to sell their output to a central state-appointed purchasing agent under a variety of long-term and short-term, firm and non-firm pricing schedules. Each of these schedules is based upon the projected Vermont composite system's power costs that would be required but for the purchases from independent producers. The State's purchasing agent assigns the energy so purchased, and the costs of purchase, to each Vermont retail electric utility based upon its pro rata share of total Vermont retail energy sales. Utilities may also contract directly with producers. The rules provide that all reasonable costs incurred by a utility under the rules will be included in the utilities' revenue requirements for ratemaking purposes.
     Currently, the State purchasing agent, Vermont Electric Power Producers, Inc. ("VEPPI"), is authorized to seek 150 MW of power from qualifying facilities under PURPA, of which our average pro rata share in 2003 was approximately 34.03 percent or 50.2 MW.
     The rated capacity of the qualifying facilities currently selling power to VEPPI is approximately 74.5 MW. These facilities were all online by the spring of 1993, and no other projects are under development. We do not expect any new projects to come online in the foreseeable future because excess capacity in the region has eliminated the need for, and value of, additional qualifying facilities.
     In 2003, through our direct contracts and VEPPI, we purchased 125,465 MWh of qualifying facilities production representing 5.3 percent of our net power supply at an average cost of $0.122 per kWh.

     Company Hydroelectric Power. We wholly own and operate eight hydroelectric generating facilities located on river systems within our service area, the largest of which has a generating output of 7.8 MW.
     In 2003, Company owned hydroelectric plants produced 107,406 MWh, representing 4.5 percent of our net power supply at an average cost of $0.03 per kWh based on operating and maintenance expenses, excluding depreciation expense and amortization of licensing costs. See State and Federal Regulation - Licensing.

     VELCO. The Company and six other Vermont electric distribution utilities own VELCO. Since commencing operation in 1958, VELCO has transmitted power for its owners in Vermont, including power from the New York Power Authority and other power contracted for by Vermont utilities. VELCO also purchases bulk power for resale at cost to its owners, and as a member of NEPOOL, represents all Vermont electric utilities in pool arrangements and transactions. See Note B of Notes.

     Fuel. During 2003, our retail and requirements wholesale sales were provided by the following fuel sources:
* 35.4 percent from hydroelectric sources (28.1 percent Hydro-Quebec, 4.5 percent Company-owned, and 2.8 percent independent power producers;
*     37.4  percent  from  a nuclear generating source (the ENVY nuclear plant);
*     3.5  percent  from  wood;
*     1.3  percent  from  natural  gas;
*     2.7  percent  from  oil;
*     0.5  percent  from  wind;  and
* 19.2 percent purchased on a short-term basis from other utilities through the ISO.

     We do not maintain long-term contracts for the supply of oil for our wholly owned oil-fired peak generating stations (80 MW). We did not experience difficulty in obtaining oil for our own units during 2003. None of the utilities from which we expect to purchase oil- or gas-fired capacity in 2003 has advised us of grounds for doubt about maintenance of secure sources of oil and gas during the year.
     Wood for the McNeil plant is furnished to the Burlington Electric Department from a variety of sources under short-term contracts ranging from several weeks' to six months' duration. The McNeil plant used 330,503 tons of wood chips and mill residue, 423,310 gallons of fuel oil, and 31 million cubic feet of natural gas in 2003. The McNeil plant, assuming any needed regulatory approvals are obtained, is forecasting 2004 consumption of wood chips to be 400,000 tons, fuel oil of 70,000 gallons and natural gas consumption of 36 million cubic feet.
     The Stony Brook combined-cycle generating station is capable of burning either natural gas or oil in two of its turbines. Natural gas is supplied to the plant subject to its availability. During periods of extremely cold weather, the supplier reserves the right to discontinue deliveries to the plant in order to satisfy the demand of its residential customers. We assume, for planning and budgeting purposes, that the plant will be supplied with gas during the months of April through November, and that it will run solely on oil during the months of December through March. The plant maintains an oil supply sufficient to meet approximately one-half of its annual needs.
     Wind Project. The Company was selected by the Department of Energy ("DOE") and the Electric Power Research Institute ("EPRI") to build a commercial scale wind-powered facility. The DOE and EPRI provided partial funding for the wind project of approximately $3.9 million. The net expenditures to the Company of the project, located in the southern Vermont town of Searsburg, was $7.8 million. The eleven wind turbines have a rating of 6 MW and were commissioned July 1, 1997. In 2003, the project produced 10,828 MWh, representing 0.5 percent of the Company's net power supply at an approximate average cost of $0.04 per kWh, based only on maintenance costs.

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

SEASONAL  NATURE  OF  BUSINESS
      Winter recreational activities, longer hours of darkness and heating loads from cold weather historically caused our average peak electric sales to occur in December, January or February. Summer air conditioning loads have increased in recent years as a result of steady economic growth in our service territory. As a result, our heaviest load, 342.0 MW, occurred on August 15, 2002.
     Under NEPOOL market rules implemented in May 1999, the cost basis that had supported the Company's previous seasonally differentiated rate design was eliminated, making a seasonal rate structure no longer appropriate. The elimination of the seasonal rate structure in all classes of service effective April 2001 was approved by the VPSB in January 2001.


EMPLOYEES
     As of December 31, 2003, the Company had 196 employees, exclusive of temporary employees. The Company considers its relations with employees to be excellent.

ENERGY  EFFICIENCY
     In 2003, GMP did not offer its own energy efficiency programs. Energy efficiency services were provided to GMP's customers by a statewide Energy Efficiency Utility ("EEU") known as "Efficiency Vermont", created by the VPSB in 1999. The EEU is funded by a separate energy efficiency charge that appears as a line item on each customer bill. A charge per KW and per KWH is applied. The purpose of these charges is to apply equal efficiency charges across Vermont to customers with similar usage, regardless of their local utility rates. The charge represents two to three percent of each customer's total electric bill. The funds we collect are remitted to a fiscal agent representing the State of Vermont.

RATE  DESIGN
     The Company seeks to design rates to encourage efficient electrical use. Since 1976, we have offered optional time-of-use rates for residential and commercial customers. Currently, approximately 1,800 of the Company's residential customers continue to be billed on the original 1976 time-of-use rate basis. In 1987, the Company received regulatory approval for a rate design that permitted it to charge prices for electric service that reflected as accurately as possible the cost burden imposed by each customer class. The Company's rate design objectives are to provide a stable pricing structure and to accurately reflect the cost of providing electric services. This rate structure helps to achieve these goals. Since inefficient use of electricity increases its cost, customers who are charged prices that reflect the cost of providing electrical service have real incentives to follow the most efficient usage patterns. Included in the VPSB's order approving this rate design was a requirement that the Company's largest customers be charged time-of-use rates. At December 31, 2003, approximately 1,700 of the Company's largest customers, comprising approximately 51 percent of retail revenues, received service on mandatory time-of-use rates. As a result of the VPSB approval of the 2003 Rate Plan, the Company will file with the VPSB a new fully-allocated cost of service study and rate re-design, which will allocate the Company's revenue requirement among all customer classes on the basis of current costs. The new rate design will be subject to VPSB approval and is not expected to adversely affect operating results.


DISPATCHABLE  AND  INTERRUPTIBLE  SERVICE  CONTRACTS
     In 2003, we had 27 dispatchable power contracts: 22 contracts were year-round, while the 5 seasonal contracts included two major ski areas. The dispatchable portion of the contracts allows customers to purchase electricity during times designated by the Company when low cost power is available. The customer's demand during these periods is not considered in calculating the monthly billing. This program enables the Company and the customers to benefit from load control. We shift load from our high cost peak periods and the customer uses inexpensive power at a time when its use provides maximum value. These programs are available by tariff for qualifying customers.

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

UNREGULATED  BUSINESSES
       In 1999, Green Mountain Resources, Inc. sold its remaining interest in Green Mountain Energy Resources. During 1999, the Company discontinued operations of Northern Water Resources, Inc. ("NWR"), a subsidiary of the Company that invested in wastewater, energy efficiency and generation businesses. NWR's remaining assets include an interest in a wind generation facility in California, a note from a hydroelectric facility in New Hampshire, and a wastewater business in the process of completing dissolution. For information regarding our remaining unregulated businesses, see Note A and Note L of Notes.

EXECUTIVE  OFFICERS

The names, ages, and positions of our Executive Officers, in alphabetical order, as of March 15, 2004 are:
Christopher  L.  Dutton    55
     President and Chief Executive Officer of the Company and Chairman of the Executive Committee of the Company since August 1997. Vice President, Finance and Administration, Chief Financial Officer and Treasurer from 1995 to August 1997. Vice President and General Counsel from 1993 to January 1995. Vice President, General Counsel and Corporate Secretary from 1989 to 1993.
Robert  J.  Griffin       47
     Chief Financial Officer since December 2003. Vice President since July 2003. Treasurer since February 2002. Controller from October 1996 to December 2003. Manager of General Accounting from 1990 to 1996.
Walter  S.  Oakes         57
     Vice President-Field Operations since August 1999. Assistant Vice President-Customer Operations from June 1994 to August 1999. Assistant Vice
President, Human Resources from August 1993 to June 1994. Assistant Vice President-Corporate Services from 1988 to 1993.
Mary  G.  Powell          43
     Senior Vice President-Chief Operating Officer since April 2001. Senior Vice President-Customer and Organizational Development from December 1999 to April 2001. Vice President-Administration from February 1999 through December 1999. Vice President, Human Resources and Organizational Development from March 1998 to February 1999. Prior to joining the Company, Ms. Powell was President of HRworks, Inc., a human resources management firm, from January 1997 to March 1998.
Donald  J.  Rendall      48
     Vice President, General Counsel and Corporate Secretary since July 2002, March 2002, and December 2002, respectively. Prior to joining the Company, Mr. Rendall was a principal in the Burlington, Vermont law firm of Sheehey, Furlong, Rendall & Behm, P.C. from 1988 to February 2002.
Stephen  C.  Terry       61
     Senior Vice President-Corporate and Legal Relations since August 1999. Senior Vice President, Corporate Development from August 1997 to August 1999. Vice President and General Manager, Retail Energy Services from 1995 to August 1997. Vice President-External Affairs from 1991 to January 1995.

     The Board of Directors of the Company and its wholly owned subsidiaries, as appropriate, elects officers for one-year terms to serve at the pleasure of such boards of directors.
     Additional information regarding compensation, beneficial ownership of the Company's stock, members of the board of directors, and other information is presented in the Company's Proxy Statement to Shareholders dated March 28, 2003, and is hereby incorporated by reference.

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
GENERATING  FACILITIES
     Our Vermont properties are located in five areas and are interconnected by transmission lines of VELCO and New England Power Company. We wholly own and operate eight hydroelectric generating stations with a total nameplate rating of
36.1 MW and an estimated claimed capability of 35.7 MW. We also own two gas-turbine generating stations with an aggregate nameplate rating of 67.6 MW and an estimated aggregate claimed capability of 61.2 MW. We have two diesel generating stations with an aggregate nameplate rating of 8.0 MW and an estimated aggregate claimed capability of 8.6 MW. We also have a wind generating facility with a nameplate rating of 6.1 MW.
     We  also  own:
* 33.6 percent of the outstanding common stock of Vermont Yankee and, through its contract with ENVY, we are entitled to 20.0 percent (106.2 MW of a total 531 MW) of the capacity of the ENVY nuclear generating plant,
* 1.1 percent (7.1 MW of a total 620 MW) joint-ownership share of the Wyman #4 plant located in Maine,
* 8.8 percent (31.0 MW of a total 352 MW) joint-ownership share of the Stony Brook I intermediate units located in Massachusetts, and
* 11.0 percent (5.8 MW of a total 53 MW) joint-ownership share of the J.C. McNeil wood-fired steam plant located in Burlington, Vermont.
See Item 1. Business - Power Resources for plant details and the table hereinafter set forth for generating facilities presently available.

TRANSMISSION  AND  DISTRIBUTION
      The Company had, at December 31, 2003, approximately 2 miles of 115 kV transmission lines, 10 miles of 69 kV transmission lines, 5 miles of 44 kV transmission lines, 244 miles of 34.5 kV transmission lines, and 2 miles of 13.8 kV transmission lines. Our distribution system included approximately 2,573 miles of overhead lines of 2.4 to 34.5 kV and 420 miles of underground cable of
2.4 to 34.5 kV. At such date, we owned approximately 115,000 kV of substation transformer capacity in transmission substations and 590,000 kV of substation transformer capacity in distribution substations and approximately 905,000 kV of transformers for step-down from distribution to customer use.
     The Company owns 34.8 percent of the Highgate transmission inter-tie, a 225-MW converter and transmission line used to transmit power from Hydro-Quebec.
     We also own 28.4 percent of the common stock and 30 percent of the preferred stock of VELCO, which operates a high-voltage transmission system interconnecting electric utilities in the State of Vermont.

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

                                                                     Winter
                                                                  Capability
                            Location           Name          Fuel     MW
                         ---------------  ---------------  --------  -----
Wholly Owned
Hydro . . . . . . . . .  Middlesex, VT    Middlesex #2     Hydro       3.3
Hydro . . . . . . . . .  Marshfield, VT   Marshfield #6    Hydro       4.9
Hydro . . . . . . . . .  Vergennes, VT    Vergennes #9     Hydro       2.1
Hydro . . . . . . . . .  W. Danville, VT  W. Danville #15  Hydro       1.1
Hydro . . . . . . . . .  Colchester, VT   Gorge #18        Hydro       3.3
Hydro . . . . . . . . .  Essex Jct., VT   Essex #19        Hydro       7.8
Hydro . . . . . . . . .  Waterbury, VT    Waterbury #22    Hydro       5.0  (1)
Hydro . . . . . . . . .  Bolton, VT       DeForge #1       Hydro       7.8
Diesel. . . . . . . . .  Vergennes, VT    Vergennes #9     Oil         4.2
Diesel. . . . . . . . .  Essex Jct., VT   Essex #19        Oil         4.4
Gas Turbine . . . . . .  Berlin, VT       Berlin #5        Oil        56.6
Turbine . . . . . . . .  Colchester, VT   Gorge #16        Oil        16.1
Wind. . . . . . . . . .  Searsburg, VT    Searsburg        Wind        5.9
Jointly Owned
Steam . . . . . . . . .  Yarmouth, ME     Wyman #4         Oil         7.1
Steam . . . . . . . . .  Burlington, VT   McNeil           Wood/Gas    6.6  (2)
Combined. . . . . . . .  Ludlow, MA       Stony Brook #1   Oil/Gas    31.0
Total Winter Capability                                              167.2
                                                                     =====

(1)  Reservoir  has  been drained, dam awaiting repairs by the State of Vermont.
(2)  The  Company's  entitlement in McNeil is 5.8 MW.  However, we receive up to
6.6  MW  as  a  result  of  other  owners'  losses.

CORPORATE  HEADQUARTERS
     Our headquarters and main service center are located in Colchester Vermont, one of the most rapidly growing areas of our service territory.

ITEM  3.  LEGAL  PROCEEDINGS
     The Company is not involved in any material litigation at the present time. See the discussion under Item 7. MD and A - Other Risks, Environmental Matters, Rates, and Note I of Notes.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
     None.

PART  II
ITEM  5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
           STOCKHOLDER  MATTERS


     Outstanding shares of our Common Stock are listed and traded on the New York Stock Exchange under the symbol GMP. The following tabulation shows the high and low sales prices for the Common Stock on the New York Stock Exchange during 2002 and 2003:




                 HIGH    LOW
                ------  ------
2002
First Quarter.  $19.00  $17.00
Second Quarter   19.50   17.54
Third Quarter.   18.25   15.75
Fourth Quarter   21.08   15.89
2003
First Quarter.  $21.19  $19.02
Second Quarter   21.78   20.00
Third Quarter.   22.72   20.06
Fourth Quarter   23.84   21.98

The number of common stockholders of record as of February 18, 2004 was approximately 5,119.


     Quarterly  cash  dividends  were paid as follows during the past two years:


       First     Second    Third     Fourth
      Quarter   Quarter   Quarter   Quarter
      --------  --------  --------  --------
2002  $ 0.1375  $ 0.1375  $ 0.1375  $ 0.1900
2003  $ 0.1900  $ 0.1900  $ 0.1900  $ 0.1900

Dividend Policy. The annual dividend rate was increased from $0.55 per share to $0.76 per share beginning with the $0.19 quarterly dividend declared in December 2002. The Company increased its dividend from an annual rate of $0.76 per share to $0.88 per share during February 2004, and intends to increase the dividend in a measured consistent manner until the payout ratio falls between 50 percent and 70 percent of anticipated earnings, so long as financial and operating results permit. We believe this payout ratio to be consistent with that of other electric utilities having similar risk profiles.

ITEM  6.   SELECTED  FINANCIAL  DATA

RESULTS  OF  OPERATIONS  FOR  THE  YEARS  ENDED  DECEMBER  31,
--------------------------------------------------------------


                                                                   2003       2002       2001       2000       1999
                                                                 ---------  ---------  ---------  ---------  ---------
In thousands, except per share data
Operating Revenues. . . . . . . . . . . . . . . . . . . . . . .  $280,470   $274,608   $283,464   $277,326   $251,048
Operating Expenses. . . . . . . . . . . . . . . . . . . . . . .   265,164    259,528    267,005    272,066    243,102
      Operating Income. . . . . . . . . . . . . . . . . . . . .    15,306     15,080     16,459      5,260      7,946
                                                                 ---------  ---------  ---------  ---------  ---------
Other Income
      AFUDC - equity. . . . . . . . . . . . . . . . . . . . . .       387        233        210        284        134
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .     1,692      2,252      2,163      2,422      3,319
      Total other income. . . . . . . . . . . . . . . . . . . .     2,079      2,485      2,373      2,706      3,453
                                                                 ---------  ---------  ---------  ---------  ---------
Interest Charges
      AFUDC - borrowed. . . . . . . . . . . . . . . . . . . . .      (267)      (103)      (188)      (228)       (91)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .     7,324      6,273      7,227      7,485      7,274
          Total interest charges. . . . . . . . . . . . . . . .     7,057      6,170      7,039      7,257      7,183
                                                                 ---------  ---------  ---------  ---------  ---------
Net Income (Loss) from continuing operations before . . . . . .    10,328     11,395     11,793        709      4,216
   preferred dividends
Net Income (Loss) from discontinued operations, including
   provisions for loss on disposal. . . . . . . . . . . . . . .        79         99       (182)    (6,549)    (7,279)
Dividends on Preferred Stock. . . . . . . . . . . . . . . . . .         3         96        933      1,014      1,155
                                                                 ---------  ---------  ---------  ---------  ---------
Net Income (Loss)Applicable
      to Common Stock . . . . . . . . . . . . . . . . . . . . .  $ 10,404   $ 11,398   $ 10,678   $ (6,854)  $ (4,218)
                                                                 =========  =========  =========  =========  =========
Common Stock Data
 Basic earnings per share-continuing operations . . . . . . . .  $   2.08   $   2.02   $   1.93   $  (0.06)  $   0.57
 Basic earnings per share-discontinued operations . . . . . . .  $   0.01   $   0.02   $  (0.03)  $  (1.19)  $  (1.36)
 Basic earnings per share . . . . . . . . . . . . . . . . . . .  $   2.09   $   2.04   $   1.90   $  (1.25)  $  (0.79)
                                                                 =========  =========  =========  =========  =========
 Diluted earnings (loss) per share from continuing operations .  $   2.01   $   1.96   $   1.88   $  (0.06)  $   0.57
 Diluted earnings (loss) per share from discontinued operations  $   0.01   $   0.02   $  (0.03)  $  (1.19)  $  (1.36)
 Diluted earnings (loss) per share. . . . . . . . . . . . . . .  $   2.02   $   1.98   $   1.85   $  (1.25)  $  (0.79)
                                                                 =========  =========  =========  =========  =========
Cash dividends declared per share . . . . . . . . . . . . . . .  $   0.60   $   0.60   $   0.55   $   0.55   $   0.55
 Weighted average shares outstanding-basic. . . . . . . . . . .     4,980      5,592      5,630      5,491      5,361
 Weighted average share equivalents outstanding-diluted . . . .     5,140      5,756      5,789      5,491      5,361






FINANCIAL  CONDITION  AS  OF  DECEMBER  31
------------------------------------------

                                           2003      2002      2001      2000      1999
                                         --------  --------  --------  --------  --------
In thousands
ASSETS
Utility Plant, Net. . . . . . . . . . .  $228,862  $223,476  $196,858  $194,672  $192,896
Other Investments . . . . . . . . . . .    13,706    21,552    20,945    20,730    20,665
Current Assets. . . . . . . . . . . . .    31,688    31,432    36,183    53,652    33,238
Deferred Charges. . . . . . . . . . . .    55,590    60,390    72,468    46,036    41,853
Non-Utility Assets. . . . . . . . . . .     1,105       995     1,075     1,518    11,099
Total Assets. . . . . . . . . . . . . .  $330,951  $337,845  $327,529  $316,608  $299,751
                                         ========  ========  ========  ========  ========

CAPITALIZATION AND LIABILITIES
Common Stock Equity . . . . . . . . . .  $ 99,915  $ 91,722  $101,277  $ 92,044  $100,645
Redeemable Cumulative Preferred Stock .         -        55    12,560    12,795    14,435
Long-Term Debt, Less Current Maturities    93,000    93,000    74,400    72,100    81,800
Capital Lease Obligation. . . . . . . .     4,963     5,287     5,959     6,449     7,038
Current Liabilities . . . . . . . . . .    22,715    38,491    38,841    68,109    36,708
Deferred Credits and Other. . . . . . .   108,868   107,349    92,791    61,794    59,125
Non-Utility Liabilities . . . . . . . .     1,490     1,941     1,701     3,317         -
Total Capitalization and Liabilities. .  $330,951  $337,845  $327,529  $316,608  $299,751
                                         ========  ========  ========  ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE OVERVIEW - Green Mountain Power Corporation (the "Company") generates virtually all of its earnings from retail electricity sales. Our retail electricity sales grow at an average annual rate of between one and two percent, about average for most electric utility companies in New England. While wholesale revenues are significant, they have relatively minor impact on our operating results and financial condition. The Company is regulated and cannot adjust prices of retail electricity sales without regulatory approval from the Vermont Public Service Board ("VPSB").

     The Company increased its dividend in February 2004 from an annual rate of $0.76 per share to $0.88 per share. The Company's dividend payout ratio remains comparatively low, at less than 45 percent of 2003 earnings. We expect to grow our dividend payout ratio to between 50 and 70 percent over the next five years, in line with other electric utilities having similar risk profiles, so long as financial and operating results permit.

     Fair regulatory treatment is fundamental to maintaining the Company's financial stability. Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders. In December 2003, the Company received approval from the VPSB of a new rate plan covering the period 2003 through 2006, which sets rates at levels the Company believes will provide an improved opportunity to recover our costs, and to earn our allowed rate of return.

     Power supply expenses are equivalent to approximately 70 percent of total revenues. The Company's need to seek rate increases from its customers frequently moves in tandem with increases in our power supply costs. We have entered into long-term power supply contracts for most of our energy needs. All of our power supply contract costs are currently being recognized in the rates we charge our customers. The risks associated with our power supply resources, including outage, curtailment, and other delivery risks, the timing of contract expirations, the volatility of wholesale prices, and other factors impacting our power supply resources and how they relate to customer demand are discussed below under Item 7a, "Quantitative and Qualitative Disclosure about Market Risk, and Other Risk Factors."




     We also discuss other risks, including load risk related to our largest customer, International Business Machines Corporation ("IBM"), and contingencies that could have a significant impact on future operating results and our financial condition.

     Growth opportunities beyond the Company's normal investment in its infrastructure are also discussed, and include a planned increase in our equity investment in Vermont Electric Power Company, Inc. ("VELCO") and a planned increase in sales of utility services.

     In this section, we explain the general financial condition and the results of operations for the Company and its subsidiaries. This explanation includes:
     factors  that  affect  our  business;
     our earnings and costs in the periods presented and why they changed between periods;
     the  source  of  our  earnings;
     our expenditures for capital projects and what we expect they will be in the future;
     where we expect to get cash for future capital expenditures; and how all of the above affect our overall financial condition.

     Our critical accounting policies are discussed below under Item 7a, "Quantitative And Qualitative Disclosures About Market Risk, And Other Factors," under "Liquidity and Capital Resources - Pension," in Note A, "Significant Accounting Policies," and in Note H, "Pension and Retirement Plans." Management believes the most critical accounting policies include the timing of expense and revenue recognition under the regulatory accounting framework within which we operate; the manner in which we account for certain power supply arrangements that qualify as derivatives; the assumptions that we make regarding defined benefit plans; and revenue recognition, particularly as it relates to unbilled and deferred revenues. These accounting policies, among others, affect the Company's significant judgments and estimates used in the preparation of its consolidated financial statements.

     There are statements in this section that contain projections or estimates that are considered to be "forward-looking" as defined by the Securities and Exchange Commission (the "SEC"). In these statements, you may find words such as believes, expects, plans, or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different include:
     regulatory and judicial decisions or legislation changes in regional market and transmission rules energy supply and demand and pricing contractual commitments availability, terms, and use of capital general economic and business environment changes in technology nuclear and environmental issues industry restructuring and cost recovery (including stranded costs) weather

We  address  these  items  in  more  detail  below.

These forward-looking statements represent our estimates and assumptions only as of the date of this report.

                        EARNINGS SUMMARY     YEARS ENDED

                                                  2003     2002     2001
                                                 -------  -------  -------
Consolidated earnings per share of common stock  $ 2.02   $ 1.98   $ 1.85
Consolidated return on average common equity. .   10.76%   11.03%   11.02%

     The Company reported consolidated earnings of $2.02 per share of common stock, diluted, in 2003 compared to consolidated earnings of $1.98 per share, diluted, in 2002. The improvement in earnings per share reflected reduced power supply expenses to serve retail sales, an increase in sales to residential customers and a reduction in the number of common stock shares outstanding. These favorable developments more than offset increased administrative and general costs, a reduction in the Company's allowed rate of return, increased interest expense in 2003, and a decrease in the recognition of deferred revenues, compared with 2002.

     Our financial health improved during 2001 and 2002. As a result, we were able to reduce significantly our cost of capital in the fourth quarter of 2002 by issuing new long-term debt and using a portion of the proceeds to acquire approximately 812,000 shares of our common stock. Our 2003 earnings per share improved by approximately $0.09 per share as a result of the stock buyback.


In December 2003, the VPSB approved a rate plan for the period 2003 through 2006 (the "2003 Rate Plan"), jointly proposed by the Company and the Vermont Department of Public Service (the "Department" or the "DPS"). The 2003 Rate Plan provides the Company with a stable, predictable rate path through 2006, a plan for full recovery of the Company's principal regulatory assets, and an improved opportunity for the Company to earn its allowed rate of return through 2006. The 2003 Rate Plan calls for no retail rate increases in 2003 or 2004, then scheduled increases of 1.9 percent effective January 1, 2005, and 0.9 percent effective January 1, 2006. The 2003 Rate Plan sets the Company's allowed return on equity from core utility operations at 10.5 percent, effective with 2003, and provides for an earnings cap at that level through 2006. The
2003  Rate  Plan  is  summarized  in  more  detail  below  under  "Rates."


The VPSB's January 2001 rate order (the "2001 Settlement Order") allowed the Company to defer revenues of approximately $8.5 million, generated by leveling winter/summer rates during 2001, to help offset costs and realize our allowed rate of return during the 2001-2003 period. We recognized approximately $1.1 million of these deferred revenues to achieve our allowed rate of return during 2003, compared with approximately $4.4 million recognized in 2002. The VPSB has permitted the Company to carry over unused deferred revenues totaling approximately $3.0 million to 2004 as part of the 2003 Rate Plan.



The improvement in earnings from continuing operations in 2002, compared with 2001, resulted primarily from lower capital costs and other operating expenses, including:
     $0.9 million reduction in interest expense, reflecting lower interest rates and average debt levels;
     $0.8 million reduction in preferred stock dividends, reflecting the Company's redemption of outstanding preferred stock; and
     Recognition of $4.4 million in revenue deferred from 2001 under the 2001 Settlement Order.

     These favorable results were partially offset by increased maintenance expense, transmission expense and power supply expense to serve retail customers, compared to 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, AND OTHER RISK FACTORS.
     We consider our principal risks to include power supply risks, our regulatory environment (particularly as it relates to the Company's periodic need for rate relief), risks associated with our principal customer, IBM, pension and postretirement healthcare costs and weather. Discussion of these and other risks, as well as factors contributing to mitigation of these risks, follows.

POWER  SUPPLY  RISK.
     The Company's most significant power supply contracts are the Hydro-Quebec Vermont Joint Owners ("VJO") Contract (the "VJO Contract") and the Vermont Yankee Nuclear Power Corporation ("VY" or "Vermont Yankee") contract (the
"Vermont  Yankee  Contract")  which  are  summarized  in  the  following  table.


                          2003     2003     2002     2002     Contract
                           MWh    $/MWh     MWh    $/MWh   Expires
                         -------  ------  -------  ------  -------
VJO Contract. . . . . .  664,225  $69.81  724,708  $66.11     2015
Vermont Yankee Contract  884,585  $43.08  771,782  $44.55     2012

     All of the Company's power supply contract costs are currently being recovered through rates approved by the VPSB.

     We expect approximately 90 percent of our estimated customer demand ("load") requirements through 2006 to be met by these contracts and by our generation and other power supply resources. These contracts and resources significantly reduce the Company's exposure to volatility in wholesale energy market prices. The Company's power supply contracts are described in more detail below under the heading "Power Contract Commitments."

     A primary factor affecting future operating results is the volatility of the wholesale electricity market. Implementation of New England's wholesale market for electricity has increased volatility of wholesale power prices. Periods frequently occur when weather, availability of power supply resources and other factors cause significant differences between customer demand and electricity supply. Because electricity cannot be stored, in these situations the Company must buy or sell the difference into a marketplace that has experienced volatile energy prices. Volatility and market price trends also make it more difficult to extend or enter into new power supply contracts at prices that avoid the need for rate relief.

     During 2002, we estimate that the Company paid an additional $1.0 million for replacement power as the result of an unscheduled outage at the Vermont Yankee nuclear power plant. While the Vermont Yankee plant has had an excellent operating record, future unscheduled outages could occur at times when replacement energy costs are above Vermont Yankee Contract costs.

     We sometimes experience energy delivery deficiencies under the VJO Contract as a result of outages or other problems with the transmission interconnection facilities over which we schedule deliveries. When such deficiencies occur, we purchase replacement energy on the wholesale market, usually at prices that are higher than VJO Contract costs.

     Under the VJO Contract, Hydro-Quebec has the right to reduce the load factor from 75 percent to 65 percent a total three times over the life of the contract. Hydro-Quebec exercised the first of these load reduction options, effective for the year 2003. The net cost of Hydro-Quebec's exercise of this option increased power supply expense during 2003 by approximately $1.2 million. During 2003, Hydro-Quebec exercised its second option to reduce the load factor for 2004, which we estimate will increase power supply expense by approximately $1.0 million. We expect Hydro-Quebec to exercise its third option in 2004 for deliveries occurring principally during 2005, at an estimated cost of $1.0 million to $1.2 million, based on current wholesale market prices for 2005.

Hydro-Quebec also retains the right under the VJO Contract to curtail annual energy deliveries by 10 percent up to five times, over the 2001 to 2015 period, if documented drought conditions exist in Quebec. Hydro-Quebec has not exercised this right and has not communicated to the Company any present intention to do so.

Under the VJO Contract, the VJO, including the Company, have two options to adjust deliveries by a five percent load factor. These options cannot be used to offset Hydro-Quebec's reductions through 2005, but may be used after 2005 to manage power supply costs.

     The Company has established a risk management program designed to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. Some of these transactions present the risk of potential losses from adverse changes in commodity prices. Our risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions. Our principal power supply contract counter-parties and generators, Hydro-Quebec, Entergy Nuclear Vermont Yankee, LLC ("ENVY") and Morgan Stanley Capital Group, Inc. ("Morgan Stanley"), all currently have investment grade credit ratings.

     The Company has a contract with Morgan Stanley (the "Morgan Stanley Contract") that is used to hedge our power supply costs against increases in fossil fuel prices. Morgan Stanley purchases the majority of the Company's power supply resources at index prices for fossil fuel resources and specified prices for contracted resources and then sells power to the Company at a fixed rate to serve pre-established load requirements. This contract, along with other power supply commitments, allows us to fix the cost of most of our power supply requirements, subject to power resource availability and other risks. The Morgan Stanley Contract is described in more detail below under the heading "Power Contract Commitments." The Morgan Stanley Contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133") and is effective through December 31, 2006. Management has estimated the fair value of the future net benefit of this arrangement at December 31, 2003, is approximately $4.0 million.

     We currently have an arrangement that grants Hydro-Quebec an option (the "9701 arrangement") to call power at prices that are expected to be below estimated future market rates. The 9701 arrangement is described in more detail below under the heading "Power Supply Expenses." This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at December 31, 2003, is approximately $23.7 million. We sometimes use forward contracts to hedge forecasted calls by Hydro-Quebec under the 9701 arrangement.

     The table below presents assumptions used to estimate the fair value of the Morgan Stanley Contract and the 9701 arrangement. The forward prices for electricity used in this analysis are consistent with the Company's current long-term wholesale energy price forecast.

                         Option Value     Risk Free     Price        Average        Contract
                             Model      Interest Rate   Volatility   Forward Price   Expires
                         -------------  --------------  -----------  --------------  -------
Morgan Stanley Contract  Deterministic            3.4%      32%-29%  $           42     2006
9701 Arrangement. . . .  Black-Scholes            4.6%      48%-27%  $           60     2015



The table below presents the Company's market risk of the Morgan Stanley and Hydro-Quebec derivatives, estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in wholesale energy prices, which nets to approximately $1.2 million. Actual results may differ materially from the table illustration. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are deferred.

Commodity Price Risk           At December 31, 2003
                         Fair Value(Cost)    Market Risk
                         -----------------  -------------
                          (in thousands)
Morgan Stanley Contract  $          3,990   $      2,160
9701 Arrangement. . . .           (23,724)        (3,342)
                         -----------------  -------------
                                  (19,734)        (1,182)

REGULATORY  RISK

     Management believes that fair regulatory treatment is crucial to maintaining its financial stability, including its ability to attract capital.

Vermont is the only state in the New England region that has not adopted some form of electric industry restructuring. The Company, like all other electric utilities in Vermont, accordingly operates as a vertically integrated electric utility, with the obligation to serve all customers in our service territory with electrical transmission, distribution and energy supplies sufficient to satisfy customer load requirements.

Vermont does not have a fuel or purchased-power adjustment clause that would allow increases in power supply costs to be recovered immediately in the rates we charge customers. Historically, however, the VPSB has allowed electric utilities to defer material unexpected increases in power supply costs to future periods to permit recovery in future rates. Vermont law also allows electric utilities to seek temporary rate increases if deemed necessary by the VPSB to provide adequate and efficient service or to preserve the viability of the utility.

     Electric utility rates in Vermont are set based on the utility's cost of service. As a result, Vermont electric utilities are subject to certain accounting standards that apply only to regulated businesses. Statement of Financial Accounting Standards No. 71 ("SFAS 71"), Accounting for the Effects of Certain Types of Regulation, allows regulated entities, including the Company, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.

     Regulatory assets represent incurred costs that have been deferred because the Company has concluded that they are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs. The Company filed its last retail rate case during 1998. Since that time we have deferred a material amount of expenditures as regulatory assets. These regulatory assets have been judged as probable of recovery by management. As of December 31, 2003, the most significant regulatory assets not being recovered in current rates are the following:

Regulatory  assets
                                    At December 31,
                                  2003         2002
                             ---------------  -------
                             (in thousands)
Pine Street barge canal . .  $        12,954  $13,019
Demand-side management. . .            6,713    6,434
Unscheduled VY outage costs            2,178    2,002
                             ---------------  -------
Total . . . . . . . . . . .  $        21,845  $21,455
                             ===============  =======

     The 2003 Rate Plan, approved by the VPSB in December 2003, provides for amortization and recovery of all of the regulatory assets listed above, beginning January 1, 2005. The Pine Street Barge Canal regulatory asset will be amortized over a period of 20 years without a return on the remaining balance of the asset. The remaining assets will be amortized over a five-year period. Both the demand-side management and the unscheduled VY outage costs accrue a return defined by the Federal Energy Regulatory Commission ("FERC") based on the capital structure of the utility ("AFUDC rate"). The AFUDC rate for 2003 for the Company was approximately 8.5 percent.

The Company currently complies with the provisions of SFAS 71. If we had determined that the Company no longer met the criteria for following SFAS 71, at December 31, 2003, the accounting impact would have been an extraordinary non-cash charge to operations of $55.5 million. Factors that could give rise to the discontinuance of SFAS 71 include:
     deregulation;
     a change in the regulators' approach to setting rates from cost-based regulation to another form of regulation;
     competition that limited our ability to sell utility services or products at rates that will recover costs; or
     regulatory actions that limit rate relief to a level insufficient to recover costs.

     There are currently no regulatory proceedings, court actions or pending legislative proposals to adopt electric industry restructuring in Vermont.
Legislation has been introduced in the Vermont legislature that would permit (but not require) the Company to negotiate with individual customers to permit such customers to procure their own electric power supply requirements, subject to VPSB approval. We cannot predict whether this legislation will be enacted. If enacted, the Company would not negotiate any such arrangement unless, in our estimation, the arrangement assured the Company of full recovery of any resulting stranded costs and that the Company's financial condition would not otherwise be adversely affected.

The largest category of our potential stranded costs is future costs under long-term power purchase contracts, which, based on current forecasts, are above market. The magnitude of our stranded costs is largely dependent upon the future wholesale market price of power. We have discussed various market price scenarios with interested parties for the purpose of identifying stranded costs. Based on preliminary market price assumptions, which are likely to change, we estimate the Company's stranded costs to be between $206 million and $252 million over the life of the Company's current contracts.

If Vermont adopted retail competition or some other form of electric industry restructuring or if the VPSB issued a regulatory order containing provisions that did not allow the Company to recover above-market power costs, the Company could be required to estimate and record losses immediately, on an undiscounted basis, for any above-market power purchase contracts and other costs which are probable of not being recoverable from customers, to the extent that those costs are estimable.

CUSTOMER CONCENTRATION RISK - IBM, the Company's largest customer, operates a manufacturing facility in Essex Junction, Vermont. IBM's electricity requirements for its facility accounted for approximately 24.1, 25.7, and 26.6 percent of the Company's retail MWh sales in 2003, 2002, and 2001, respectively, and 16.6, 17.3, and 19.2 percent of the Company's retail operating revenues in 2003, 2002, and 2001, respectively. No other retail customer accounted for more than one percent of the Company's revenue in any year.

     Since 1995, the Company has had agreements with IBM with respect to electricity sales above agreed-upon base-load levels. On December 22, 2003, the VPSB approved a new three-year agreement between the Company and IBM, ending December 31, 2006. The price of power under the agreement is above our marginal costs of providing incremental service to IBM. The VPSB approval provides that the agreement automatically terminates if IBM's full-time-equivalent employment level at its Vermont facility served by the agreement drops by more than 5 percent from the level on the date of VPSB approval.

     IBM has reduced its Vermont workforce by approximately 2,500 since 2001, to a level of approximately 6,000 employees. Company revenue from sales of electricity to IBM declined $1.8 million in 2003 compared with 2002. Our operating results were not adversely impacted by the reduction in sales to IBM due to continued revenue growth in other customer classes and because the gross margin on sales to IBM is relatively low. If we experienced a material reduction in earnings as a result of significantly lower retail sales, we would seek a retail rate increase from the VPSB. The Company is permitted to seek such a rate increase request under our approved 2003 Rate Plan. We are not aware of any plans by IBM to further reduce production at its Vermont facility. We currently estimate, based on a number of projected variables, that a hypothetical shutdown of the IBM facility would require a retail rate increase for all our remaining customers in the range of five to eight percent.

PENSION AND POSTRETIREMENT HEALTH CARE RISK - Other critical accounting policies involve the Company's defined benefit pension and postretirement health care benefit plans. The reported costs of these plans depend upon numerous factors relating to actual plan experience and assumptions of future experience.

     Pension and postretirement health care costs are affected by actual employee demographics, Company contributions to the plans, earnings on plan assets, and, for our postretirement health care plan, health care cost trends. The Company contributed $1.0 million and $3.5 million to its pension plan during 2002 and 2003, respectively, and we expect to contribute between $2.0 and $3.0 million during 2004.

Our pension and postretirement health care benefit plan assets consist of equity and fixed income investments. Fluctuations in actual equity market returns, as well as changes in general interest rates, may increase or decrease costs in future periods. Changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded defined benefit plan costs.

On December 17, 2003, the Company's employees ratified a four-year labor agreement that provides annual wage increases of between 3.5 and 4 percent and improved 401(k) and pension benefits for employees. The new labor agreement caps future postretirement healthcare employee benefits provided by the Company for the majority of the present workforce. The cap on postretirement healthcare benefits is set approximately 13 percent above 2003 costs and grows at a 3 percent annual rate. This cap should reduce the rate at which postretirement healthcare expenses grow in the future.

As a result of our plan asset experience, at December 31, 2002, the Company was required to recognize an additional minimum liability of $2.4 million, net of applicable income taxes. The liability was recorded as a reduction to common equity through a charge to Other Comprehensive Income ("OCI"). Favorable pension plan investment returns during 2003 reduced the OCI charge and related net liability by $587,000. The 2002 OCI charge and the 2003 OCI benefit had no effect on net income for either year.

WEATHER - The Company now uses weather insurance to mitigate some of the risk of lost electricity sales caused by unfavorable weather conditions. The Company has purchased weather insurance coverage for 2004. Coverage is based on cumulative variations from normal weather, measured in net heating and cooling degree-days.















RESULTS  OF  OPERATIONS
OPERATING REVENUES AND MWH SALES - Operating revenues, megawatthour ("MWh") sales and number of customers for the years ended 2003, 2002 and 2001 were as follows:

                                           Years ended December 31,
                                    2003               2002        2001
                           -----------------------  ----------  ----------
                                             (dollars in thousands)
 Operating Revenues
     Retail*. . . . . . .  $               198,717  $  201,052  $  195,093
     Sales for Resale . .                   78,901      70,646      83,804
     Other. . . . . . . .                    2,852       2,910       4,567
                           -----------------------  ----------  ----------
 Total Operating Revenues  $               280,470  $  274,608  $  283,464
                           =======================  ==========  ==========

 MWH Sales-Retail . . . .                1,934,340   1,948,190   1,953,154
 MWH Sales for Resale . .                2,287,039   2,107,941   2,368,887
                           -----------------------  ----------  ----------
 Total MWH Sales. . . . .                4,221,379   4,056,131   4,322,041
                           =======================  ==========  ==========

*Retail revenues include $1.1 million, $4.4 million and $0.0 million of deferred revenue recognized for 2003, 2002, and 2001, respectively.


 Average  Number  of  Customers
                             Years ended December 31,
                                2003    2002    2001
                               ------  ------  ------
    Residential . . . . . . .  74,693  73,861  73,249
    Commercial and Industrial  13,369  13,194  13,006
    Other . . . . . . . . . .      65      65      65
                               ------  ------  ------
 Total Number of Customers. .  88,127  87,120  86,320
                               ======  ======  ======

     Comparative  changes  in  operating  revenues  are  summarized  below:


  Change in Operating Revenues      2002 to      2001 to
                                    2003          2002
                               ---------------  ---------
                                (In thousands)
 Retail Rates . . . . . . . .  $         (912)  $  6,471
 Retail Sales Volume. . . . .          (1,423)      (512)
 Resales and Other Revenues .           8,197    (14,815)
                               ---------------  ---------
 Change in Operating Revenues  $        5,862   $ (8,856)
                               ===============  =========

In 2003, total electricity sales increased 4.1 percent compared with 2002, due to increased wholesale sales and sales to residential and commercial customers, partially offset by decreased sales to industrial customers. Total operating revenues increased $5.9 million, or 2.1 percent, compared with 2002 as a result of the following:
     Increased wholesale revenues of $8.3 million, primarily due to increased system sales during peak demand periods and increased sales to Hydro-Quebec under the 9701 arrangement;
     Increased retail residential revenues of $3.2 million, or 4.5 percent, arising from increased sales of electricity; and
     Increased retail small commercial and industrial ("C&I") revenues of $900,000, or 1.3 percent, arising from increased sales of electricity.

These  increases  were  partially  offset  for  the  following  reasons:
     The Company recognized $1.1 million in deferred revenues under the 2001 Settlement Order, reduced from $4.4 million recognized in 2002.
     Decreased retail large C&I revenues of $2.6 million, or 1.7 percent, when compared with 2002, resulting from a decline in sales of electricity to this customer class.

     In 2002, total electricity sales decreased 6.2 percent compared with 2001, due to reduced sales for resale under the 9701 arrangement with Hydro-Quebec and our Morgan Stanley Contract, described in more detail below under the headings "Power Supply Expenses" and "Power Contract Commitments." Total operating revenues decreased $8.9 million, or 3.1 percent, in 2002 compared with 2001, due to decreases in sales for resale, partially offset by increased retail operating revenues. Retail operating revenues increased $6.0 million, or 3.1 percent, in 2002 compared with 2001 due to the recognition of $4.4 million of revenue deferred under the 2001 Settlement Order. Increased sales to residential and commercial customers also contributed to higher retail revenues, partially offset by a decline in revenues from IBM.

POWER SUPPLY EXPENSES - Power supply expenses constituted 74.4, 74.5 and 75.3 percent of total operating expenses for the years 2003, 2002, and 2001, respectively.

     Power supply expenses increased by $3.9 million, or 2.0 percent, in 2003 when compared with 2002, and resulted from the following:
     an $8.3 million increase in the cost of power purchased for resale; a $2.7 million increase in power supply expenses under agreements with
Hydro-Quebec;
     higher costs of electricity supplied by independent power producers; and higher wholesale prices for electricity.

     These increases were partially offset by an $8.9 million decrease in the cost of power under our contract with Morgan Stanley and lower unit prices from Vermont Yankee.

     Power supply expenses decreased by $7.6 million, or 3.8 percent, in 2002 when compared with 2001, and resulted from the following:
     a $13.2 million decrease in power purchased for resale, primarily under the 9701 arrangement with Hydro-Quebec and our Morgan Stanley Contract; a $3.5 million decrease in the net cost of the 9701 arrangement with
Hydro-Quebec;  and
     a $2.1 million increase in the value of additional generation at the Company's hydroelectric plants, that allowed the Company to purchase less power during 2002.

     These  decreases  were  partially  offset  by:
     a $6.2 million increase in the cost of power purchased from Morgan Stanley; a $3.7 million net increase in the cost of power purchased from Vermont
Yankee, including an offset of $1.4 million for the increase in value of additional generation purchased from the plant; and
     a  $2.9  million  increase  in  power  purchased  from  independent  power producers.





POWER CONTRACT COMMITMENTS - On February 11, 1999, the Company entered into a contract with Morgan Stanley (the "Morgan Stanley Contract") designed to manage price risks associated with changing fossil fuel prices. In August 2002, the Morgan Stanley Contract was modified and extended to December 31, 2006.

Under the Morgan Stanley Contract, on a daily basis, and at Morgan Stanley's discretion, we sell power to Morgan Stanley from either (i) all or part of our portfolio of power resources at predefined operating and pricing parameters or
(ii) any power resources available to us, provided that sales of power from sources other than Company-owned generation comply with the predefined operating and pricing parameters. Morgan Stanley sells to the Company, at a predefined price, power sufficient to serve pre-established load requirements. Morgan Stanley is also responsible for scheduling supply resources. We remain responsible for resource performance and availability. Morgan Stanley provides no coverage against major unscheduled power supply outages. Beginning January 1, 2004, the Company will reduce the power that it sells to Morgan Stanley. Some of our power-supply resources, including purchases pursuant to our Hydro-Quebec and Vermont Yankee contracts, which were sold to Morgan Stanley through 2003, will no longer be included in the Morgan Stanley Contract. This reduction in sales to Morgan Stanley is expected to reduce wholesale revenues by approximately $64 million and correspondingly to reduce power supply expense by a similar amount. We do not expect this change to adversely affect the Company's opportunity to earn its allowed rate of return during 2004.


     The Company's current purchases under the VJO Contract with Hydro-Quebec are as follows: (1) Schedule B -- 68 megawatts of firm capacity and associated energy to be delivered at the Highgate interconnection for twenty years beginning in September 1995; and (2) Schedule C3 -- 46 megawatts of firm capacity and associated energy to be delivered at interconnections to be determined at any time for 20 years, beginning in November 1995.

     Our contracts with Hydro-Quebec contain cross default provisions that allow Hydro-Quebec to invoke "step-up" provisions under which the other Vermont utilities that are also parties to the contract would be required to purchase their proportionate share of the power supply entitlement of any defaulting utility. The Company is not aware of any instance where this provision has been invoked by Hydro-Quebec.

     Under the Company's 9701 arrangement, Hydro-Quebec paid $8.0 million to the Company in 1997. In return for this payment, we provided Hydro-Quebec options for the purchase of power. Commencing April 1, 1998, and effective through the term of the VJO Contract, which ends in 2015, Hydro-Quebec may purchase up to 52,500 MWh on an annual basis ("option A") at the VJO Contract energy price, which is substantially below current market prices. The cumulative amount of energy that may be purchased under option A may not exceed 950,000 MWh (52,500 MWh in each contract year.)

     Over the same period, Hydro-Quebec may exercise an option to purchase up to 200,000 MWh on an annual basis at the VJO Contract energy price ("option B"). The cumulative amount of energy that may be purchased under option B may not exceed 600,000 MWh. As of December 31, 2003, Hydro-Quebec had purchased 513,000 MWh under option B. The Company expects Hydro-Quebec to call its remaining entitlements under option B during 2004 and 2005.

     In 2003, Hydro-Quebec exercised option A and option B, and called for delivery to third parties at a net expense to the Company of approximately $4.5 million, including capacity charges.

     In 2002, Hydro-Quebec exercised option A and called for deliveries to third parties at a net expense to the Company of approximately $3.0 million, including capacity charges.

     In 2001, Hydro-Quebec exercised option A and option B, and called for deliveries to third parties at a net expense to the Company of approximately $6.5 million, including capacity charges.

     We believe that it is probable that Hydro-Quebec will call options A and B for 2004, and the Company has purchased replacement power at a net cost of $3.2 million. The Company has also covered 54 percent of expected calls during 2005 at a net cost of $1.1 million.

VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION
     On July 31, 2002, Vermont Yankee completed the sale of its nuclear power plant to ENVY. As part of the sale transaction, Vermont Yankee entered into a Power Purchase Agreement ("PPA") with ENVY pursuant to which ENVY is obligated to provide 20 percent of the plant output to the Company through 2012, which represents approximately 35 percent of our energy requirements. Prices under the PPA range from $39 to $45 per MWh for the period beginning January 2003, substantially lower than our forecasted cost if Vermont Yankee had continued to own and operate the plant facilities. In 2002, contract prices ranged from $49 to $55 under the PPA, higher than the forecasted cost of continued ownership. The PPA contains a provision known as the "low market adjuster," which calls for a downward adjustment in the price if market prices for electricity fall by defined amounts beginning in November 2005. If market prices rise, however, PPA prices are not adjusted upward. The Company remains responsible for procuring replacement energy at market prices during periods of scheduled or unscheduled outages at the ENVY plant.

     The Company received $8.2 million in October 2003, representing its share of the Vermont Yankee power plant sale proceeds, and used the proceeds to retire debt.

     The Vermont Yankee sale required various regulatory approvals, all of which were granted on terms acceptable to the parties to the transaction. Certain intervenor parties to the VPSB approval proceeding appealed the VPSB approval to the Vermont Supreme Court. The Court rejected the appeal and affirmed the VPSB approval during 2003.

OTHER  OPERATING  EXPENSES - Other operating expenses increased $3.5 million, or
24.5 percent, in 2003 compared with 2002 primarily due to increased employee benefit expenses and expenses related to corporate governance. A cap on post-retirement healthcare benefits, improved market returns and benefit plan funding should reduce growth in administrative and general expenses in 2004.

     Other operating expenses decreased $1.7 million, or 10.9 percent, in 2002 compared with 2001. The decrease was primarily due to reduced consulting expenses of approximately $1.0 million and reduced distribution expenses of $0.6 million.

TRANSMISSION EXPENSES - Transmission expenses decreased $438,000, or 2.9 percent, in 2003 compared with 2002, due to decreased congestion costs allocated by ISO New England to Vermont utilities in conjunction with transition to a new standard market design ("SMD"). See discussion below.

     Transmission expenses increased $1.1 million, or 7.7 percent, in 2002 compared with 2001. The Company's relative share of transmission expenses varies with the peak demand recorded on Vermont's transmission system. The Company's share of those expenses increased due to its increased load growth, relative to other Vermont utilities, and also because of increased transmission investment by VELCO.
     The Independent System Operator of New England ("ISO-NE" or "ISO New England") was created to manage the operations of the New England Power Pool ("NEPOOL"), effective May 1, 1999. ISO-NE operates a market for all New England states for purchasers and sellers of electricity in the deregulated wholesale energy markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold.
     During 2002, the FERC accepted ISO-NE's request to implement a SMD governing wholesale energy sales in New England. ISO-NE implemented its SMD plan on March 1, 2003. SMD includes a system of locational marginal pricing of energy, under which prices are determined by zone, and based in part on transmission congestion experienced in each zone. Currently, the State of Vermont constitutes a single zone under the plan, although pricing may eventually be determined on a more localized ("nodal") basis. ISO-NE and NEPOOL have committed to facilitation of a stakeholder process to examine alternative pricing options, including alternatives to nodal pricing, and to file their report with FERC in July 2004. We believe that nodal pricing could result in a material adverse impact on our power supply and/or transmission costs, if adopted.

     On October 31, 2003, ISO-NE, together with New England's principal transmission system owners including VELCO, filed a request for approval of a regional transmission organization for New England ("RTO-NE"). The proposed RTO-NE would become the provider of regional transmission service in New England, with operational control of the bulk power system and responsibility for administering markets currently operated and administered by ISO-NE. If the RTO is approved by FERC, the current ISO-NE agreement with the New England Power Pool ("NEPOOL"), the Restated NEPOOL Agreement, the NEPOOL Open Access Transmission Tariff and individual local tariffs currently maintained by New England transmission owners would terminate and be superseded by new RTO-NE agreements. Also on October 31, 2003, certain transmission owners in New England, including the Company, reached an agreement to submit a tariff, agreements and other documents to FERC to include costs associated with certain transmission facilities, known as the Highgate Facilities, of which the Company is a part owner, in region-wide rates as set forth in the RTO-NE proposal. The Company cannot predict whether or when FERC will approve the RTO-NE proposal, or what modifications may be made to the proposal while pending before FERC.

     VELCO, the owner and operator of Vermont's principal electric transmission system assets, has proposed a project to substantially upgrade Vermont's transmission system (the "Northwest Reliability Project"), principally to support reliability and eliminate transmission constraints in northwestern Vermont, including most of the Company's service territory. We own approximately 29 percent of VELCO. The proposed Northwest Reliability Project must be approved by the VPSB. Several Vermont municipalities, citizen groups and individuals have intervened in the VPSB proceedings to oppose or request modifications to the project. If approved, the project is estimated to cost approximately $130 million through 2007. VELCO intends to finance the costs of constructing the Northwest Reliability Project in part through increased equity investment. The Company plans to invest approximately $20 million in VELCO to support this and other transmission projects through 2007. Under current NEPOOL and ISO-NE rules, which require qualifying large transmission project costs to be shared among all New England utilities, most of the costs of the Northwest Reliability Project will be allocated throughout the New England region, with Vermont utilities responsible for approximately five percent of allocated costs.
     In August 2003, a coalition of New England public utility commissions and other parties challenged the NEPOOL and ISO-NE transmission cost allocation rules. On December 18, 2003, FERC rejected this challenge. FERC's order is subject to pending requests for rehearing and has been appealed to the US Court of Appeals for the D.C. Circuit. If the current transmission cost allocation rules are modified or eliminated, Vermont utilities, including the Company, could be required to bear a greater proportion, and potentially all, of the cost of the Northwest Reliability Project.

MAINTENANCE EXPENSES - Maintenance expenses increased $211,000, or 2.4 percent, in 2003 compared with 2002, due to increased expenditures related to hydroelectric generation and transmission facilities.

     Maintenance expenses increased $1.7 million, or 24.6 percent, in 2002 compared with 2001 due to increased expenditures related to storm damage and right-of-way maintenance programs.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense decreased $348,000, or 2.5 percent, in 2003 compared with 2002 due to reductions in amortization of conservation and software programs, partially offset by increased depreciation of utility plant in service.

     Depreciation and amortization expense decreased $143,000, or 1.0 percent, in 2002 compared with 2001 due to reductions in depreciation of utility plant in service partially offset by increased amortization of software costs.

TAXES  OTHER  THAN INCOME - Taxes other than income taxes decreased $201,000, or
2.6  percent,  in  2003  compared with 2002 due to reductions in property taxes.
     Taxes other than income taxes increased $87,000, or 1.2 percent, in 2002 compared with 2001 due to an increase in property taxes.

INCOME TAXES - Income tax expense decreased $923,000, or 15.2 percent, in 2003 compared with 2002 due to a decrease in the Company's taxable income, an increase in non-taxable income and the use of tax credits. Income tax expense decreased $905,000 in 2002 compared with 2001 due to a decrease in the Company's taxable income.

OTHER INCOME - Other income decreased $406,000, or 16.4 percent, in 2003 compared with 2002 due primarily to reduced earnings on investment in Vermont Yankee as a result of the sale of the Vermont Yankee plant in 2002.

     Other income increased $112,000, or 4.7 percent, in 2002 compared with 2001 due primarily to Vermont Yankee recognition of deferred tax assets arising in conjunction with the sale of the Vermont Yankee plant, offset in part by payments made to Vermont Yankee owners located outside of Vermont necessary to close the sale of the Vermont Yankee plant.

INTEREST EXPENSE - Interest expense increased $887,000, or 14.4 percent, in 2003 compared with 2002 primarily due to a $42 million long-term debt issuance in December 2002.

     Interest expense decreased $869,000, or 12.3 percent, in 2002 compared with 2001 primarily due to scheduled and early redemptions of long-term debt and reduced short-term borrowing rates offset in part by higher average balances for short-term borrowings.

DIVIDENDS ON PREFERRED STOCK - Dividends on preferred stock decreased $93,000, or 96.9 percent, in 2003 compared with 2002, due to the repurchase of all outstanding preferred stock during 2003. Dividends on preferred stock decreased $837,000, or 90 percent, in 2002 compared with 2001 due to the repurchase of all outstanding preferred stock other than the 4.75 percent Class B shares.

ENVIRONMENTAL  MATTERS
----------------------
     The electric industry typically uses or generates a range of potentially hazardous products in its operations. We must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. We believe that we are in substantial compliance with these requirements, and that there are no outstanding material complaints about our compliance with present environmental protection regulations.

PINE STREET BARGE CANAL SUPERFUND SITE - In 1999, the Company entered into a United States District Court Consent Decree constituting a final settlement with the United States Environmental Protection Agency ("EPA"), the State of Vermont and numerous other parties of claims relating to a federal Superfund site in Burlington, Vermont, known as the "Pine Street Barge Canal." The consent decree resolves claims by the EPA for past site costs, natural resource damage claims and claims for past and future remediation costs. The consent decree also provides for the design and implementation of response actions at the site. In 2003, the Company expended $2.6 million to cover its obligations under the consent decree and we have estimated total future costs of the Company's future obligations under the consent decree to be $8.5 million. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We have recorded a regulatory asset of $13.0 million to reflect unrecovered past and future Pine Street costs. Pursuant to the Company's 2003 Rate Plan, as approved by the VPSB, the Company will begin to amortize past unrecovered costs in 2005. The Company will amortize the full amount of incurred costs over 20 years without a return. The amortization will be allowed in future rates, without disallowance or adjustment, until fully amortized.

RATES
-----
RETAIL RATE CASES - On December 22, 2003, the VPSB approved our 2003 Rate Plan, jointly proposed earlier in the year by the Company and the Vermont Department of Public Service. The 2003 Rate Plan covers the period from 2003 through 2006 and includes the following principal elements:
     The Company's rates will remain unchanged through 2004. The 2003 Rate Plan allows the Company to raise rates 1.9 percent, effective January 1, 2005, and an additional 0.9 percent, effective January 1, 2006, if the increases are supported by cost of service schedules submitted 60 days prior to the effective dates. If the Company's cost of service filings in 2005 or 2006 establish that a lesser rate increase is required for the Company to meet its revenue requirements, the Company will implement the lesser rate increase.
     The Company may seek additional rate increases in extraordinary circumstances, such as severe storm repair costs, natural disasters, extended unanticipated unit outages, or significant losses of customer load.
     The  Company's  allowed  return  on equity is reduced from 11.25 percent to
10.5 percent, for the period January 1, 2003 through December 31, 2006. During the same period, the Company's earnings on core utility operations are capped at
10.5 percent. Any excess earnings in 2004 will be applied to reduce regulatory assets. Excess earnings in 2005 or 2006 will be refunded to customers as a credit on customer bills or applied to reduce regulatory assets, as the Department directs.
     The Company will carry forward into 2004 $3.0 million in deferred revenue remaining at December 31, 2003, from the Company's 2001 Settlement Order (summarized below). These revenues will be applied in 2004 to offset increased costs or, if applicable, reduce regulatory assets as determined by the DPS.
     The Company will amortize (recover) certain regulatory assets, including Pine Street Barge Canal environmental site costs and past demand-side management program costs, beginning in January 2005, with those amortizations to be allowed in future rates. Pine Street costs will be recovered over a twenty-year period without a return.
     The Company will file with the VPSB in early 2004 a new fully-allocated cost of service study and rate re-design, which will allocate the Company's revenue requirement among all customer classes on the basis of current costs. The new rate design will be subject to VPSB approval and is not expected to adversely affect operating results.
     The Company and the Department have agreed to work cooperatively to develop and propose an alternative regulation plan as authorized by legislation enacted in Vermont in 2003. If the Company and Department agree on such a plan, and it is approved by the VPSB, the alternative regulation plan would supersede the 2003 Rate Plan.

In January 2001, the VPSB issued the 2001 Settlement Order, which included the following:
     The Company received a rate increase of 3.42 percent above existing rates and prior temporary rate increases became permanent;
     Rates were set at levels that recover the Company's VJO Contract costs, effectively ending the regulatory disallowances experienced by the Company from 1998 through 2000;
     Seasonal rates were eliminated in April 2001, which generated approximately $8.5 million in additional cash flow in 2001, which was deferred and available to be used to offset increased costs during 2002 and 2003; and
     The Company agreed to an earnings cap on core utility operations of 11.25 percent return on equity, with amounts earned over the limit being used to write off regulatory assets.

     The  2001  Settlement  Order  also  imposed  two  additional  conditions:
     The Company and customers shall share equally any premium above book value realized by the Company in any future merger, acquisition or asset sale, subject to  an  $8.0 million limit on the customers' share, adjusted for inflation;
and
     The Company's further investment in non-utility operations is restricted until new rates go into effect, which will occur in January 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
CONSTRUCTION AND INVESTMENTS - Our capital requirements result from the need to construct facilities or to invest in programs to meet anticipated customer demand for electric service. The Company plans to invest up to $20 million in VELCO through 2007, subject to regulatory approval of the Northwest Reliability Project. See detailed discussion under "Transmission Expenses."

     The Company offers utility services, primarily line construction and electrical services, principally to municipal and business customers. Sales of these services have grown from approximately $700,000 in 2001 to approximately $2.5 million in 2003. Sales of these services have allowed the Company to serve its customers more efficiently and have improved cash flow.
Future capital expenditures are expected to approximate $20 million annually. Expected reductions in Pine Street remediation costs should be offset by increased generation expenditures. Capital expenditures, net of customer advances for construction, over the past three years and forecasted for 2004 are as follows:


                Generation   Transmission   Distribution   Other*    Total
                -----------  -------------  -------------  -------  -------
                                          (In thousands)
Actual:
--------------
2001 . . . . .  $     2,323  $       1,219  $       8,567  $ 3,529  $15,638
2002 . . . . .        3,258          1,827          9,173    7,267  $21,525
2003 . . . . .        2,629          1,496          7,760  $ 7,064  $18,949
Forecast:
--------------
2004 . . . . .  $     4,122  $       4,280  $       6,036  $ 7,162  $21,600

* Other includes Pine Street Barge Canal expenditures of $1.5 million in 2001, $1.8 million in 2002, $2.5 million in 2003 and an estimated $1.1 million in 2004.

DIVIDEND POLICY - The annual dividend was $0.60 per share for the year ended December 31, 2002. The annual dividend rate was increased by the Company's Board of Directors from $0.55 per share to $0.76 per share beginning with the $0.19 quarterly dividend declared in December 2002. On February 9, 2004, the annual dividend rate was increased from $0.76 per share to $0.88 per share, a payout ratio of approximately 44 percent based on 2003 earnings. The Company expects to increase the dividend in the first quarter of each year until the payout ratio falls between 50 percent and 70 percent of anticipated earnings. We believe this payout ratio to be consistent with that of other electric utilities having similar risk profiles.

FINANCING  AND  CAPITALIZATION
     At December 31, 2003, our capitalization consisted of approximately 51 percent common equity and 49 percent debt, inclusive of the Company's capital lease obligations.

     During June 2003, the Company negotiated a 364-day revolving credit agreement (the "Fleet-Sovereign Agreement") with Fleet Financial Services ("Fleet") joined by Sovereign Bank. The Fleet-Sovereign Agreement is for $20.0 million, unsecured, and allows the Company to choose any blend of a daily variable prime rate and a fixed term LIBOR-based rate. There was $500,000 outstanding with a weighted average rate of 4.0 percent on the Fleet-Sovereign Agreement at December 31, 2003. There was no non-utility short-term debt outstanding at December 31, 2003 or 2002. The Company anticipates that it will secure financing that replaces some or all of its expiring facilities during 2004.

          During  2002,  we redeemed $5.1 million of 10.0 percent first mortgage
bonds  and  $12.5  million  of  outstanding  preferred  stock.          We  also
completed a "Dutch Auction" self-tender offer and repurchased 811,783 shares, or approximately 14 percent, of the Company's common stock outstanding for approximately $16.3 million in November 2002.

     The Company negotiated a $12.0 million, two-year, unsecured loan agreement with Fleet, joined by KeyBank, on August 24, 2001. The $12.0 million loan was repaid on December 16, 2002.

     The credit ratings of the Company's first mortgage bonds at December 31, 2003 were:


                      Fitch  Moody's  Standard & Poor's
                      -----  -------  -----------------
First mortgage bonds  BBB+   Baa1     BBB

During August 2003, our rating agencies reviewed the Company's financial position and concluded the following:
     Moody's affirmed the Company' senior secured debt rating at Baa1, with a stable outlook;
     Fitch Ratings affirmed the ratings of the Company's first mortgage bonds at BBB+ with a stable outlook; and
     Standard and Poor's Ratings Services affirmed its BBB rating of the Company's senior secured debt, with a stable outlook.

     In the event of a change in the Company's first mortgage bond credit rating to below investment grade, scheduled payments under the Company's first mortgage bonds would not be affected. Such a change would require the Company to post what would currently amount to a $4.3 million bond under our remediation agreement with the EPA regarding the Pine Street Barge Canal site. The Morgan Stanley Contract requires credit assurances if the Company's first mortgage bond credit ratings are lowered to below investment grade by any two of the three credit rating agencies listed above.

     The following table presents a summary of certain material contractual obligations existing as of December 31, 2003.



                                                           Payments Due by Period
                                                          ----------------------
                                                                 2005 and   2007 and   After
                                          TOTAL         2004      2006      2008       2008
                                     ---------------  --------  --------  --------  --------
                                     (In thousands)
Long-term debt. . . . . . . . . . .  $        93,000  $      -  $ 14,000  $      -  $ 79,000
Interest on long-term debt. . . . .           76,055     6,534    13,068    11,068    45,385
Capital lease obligations . . . . .            4,963       519       958       774     2,712
Hydro-Quebec power supply contracts          623,463    49,419   101,239   101,847   370,958
Morgan Stanley Contract . . . . . .           38,664    13,602    25,062         -         -
Stony Brook contract. . . . . . . .           46,081     3,509     5,754     6,328    30,490
Vermont Yankee PPA. . . . . . . . .          288,410    35,808    67,672    67,767   117,163
                                     ---------------  --------  --------  --------  --------
    Total . . . . . . . . . . . . .  $     1,170,636  $109,391  $227,753  $187,784  $645,708
                                     ===============  ========  ========  ========  ========

OFF-BALANCE SHEET ARRANGEMENTS - The Company does not use off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities. We have material power supply commitments that are discussed in detail under the captions "Power Contract Commitments" and "Power Supply Expenses." We also own an equity interest in VELCO, which requires the Company to contribute capital when required and to pay a portion of VELCO's operating costs, including its debt service costs.

OTHER RISKS - In March 2002, voters in the Town of Rockingham, Vermont ("Rockingham") approved an article authorizing Rockingham to create a municipal utility and to acquire the electric distribution systems of the Company and/or Central Vermont Public Service Corporation located within the town. In November 2003, Rockingham notified the Company that the town intended to initiate proceedings before the town selectboard to condemn the Company's distribution and associated property located within the town. The Company sought and obtained in December 2003 a preliminary injunction from the State Superior Court prohibiting the town from proceeding with condemnation before the selectboard. The Company successfully argued that Vermont law required Rockingham to pursue any such municipalization effort by petition to the VPSB, which is required to determine both the fair value of any assets subject to municipalization and the amount of damages to the utility caused by severance of the property subject to municipalization. The preliminary injunction remains in effect and Rockingham has not filed any petition with the VPSB seeking to municipalize assets. The Company receives annual revenues of approximately $4.0 million from its customers in Rockingham. Should Rockingham create a municipal system, the Company would vigorously pursue its right to receive just compensation from Rockingham. Such compensation would include full reimbursement for Company assets, if acquired, and full reimbursement of any other costs associated with the loss of customers in Rockingham, to assure that neither our remaining customers nor our shareholders effectively subsidize a Rockingham municipal utility.

     In 2002, the owners of property along the shoreline of Joe's Pond, an impoundment located in Danville, Vermont, created by the Company's West Danville hydroelectric generating facility, filed an inquiry with the VPSB seeking review of certain dam improvements made by the Company in 1995, alleging that the Company did not obtain all necessary regulatory approvals for the 1995 improvements and that the Company's improvements and subsequent operation of the dam have caused flooding of the shoreline and property damage. The Company has petitioned the VPSB to make additional dam improvements at the facility at an estimated cost of $350,000. The VPSB must approve the Company's petition before the proposed improvements can be implemented. This regulatory proceeding is pending and the Company is unable to predict whether the Company's petition will be approved or whether the VPSB will impose regulatory conditions or penalties in connection with this proceeding.

GOVERNANCE - During 2003, the Securities and Exchange Commission ("SEC") issued a number of rules amending disclosure requirements for public company annual reports. In order to comply with such rules, the Company makes the following disclosures:

     The Company's Board of Directors has determined that David Coates, who serves on the Company's Audit Committee, qualifies as an independent financial expert under SEC rules.

     The Company has adopted a Code of Ethics and Conduct that applies to all Company directors and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Company's code of ethics is maintained on its website at "www.greenmountainpower.biz", Who We Are, Investors, Corporate Governance. Upon request, the Company will provide a copy of its code of ethics to any person without charge. Please send your inquiries to attention of investor relations for the Company, 163 Acorn Lane, Colchester, Vermont 05446.

     Management believes the Company to be in compliance with all governance and disclosure requirements of the New York Stock Exchange, the SEC, and applicable federal and state laws, including the "Sarbanes-Oxley" Act.

NUCLEAR DECOMMISSIONING - The staff of the SEC has questioned certain current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating units in financial statements. In response to these questions, the Financial Accounting Standards Board ("FASB") had agreed to review the accounting for closure and removal costs, including decommissioning. The FASB issued a new statement in August 2001 for "Accounting for Asset Retirement Obligations," which provides guidance on accounting for nuclear plant decommissioning costs, as well as other asset retirement costs. The Company does not believe that changes in such accounting, if required, would have an adverse effect on the results of our operations due to our current and future ability to recover decommissioning costs through rates.

EFFECTS OF INFLATION - Financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic costs. This accounting provides reasonable financial statements but does not always take inflation into consideration. As rate recovery is based on these historical costs and known and measurable changes, the Company is able to receive some rate relief for inflation. It does not receive immediate rate recovery relating to fixed costs associated with Company assets. Such fixed costs are recovered based on historic figures. Any effects of inflation on plant costs are generally offset by the fact that these assets are financed through long-term debt.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                        GREEN MOUNTAIN POWER CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Financial  Statements                                                    Page

Consolidated  Statements  of  Income  and Other Comprehensive                 42
    Income  For  the  Years  Ended  December  31,  2003,  2002,  and  2001

Consolidated  Statements  of  Cash  Flows For the                             43
    Years  Ended  December  31,  2003,  2002,  and  2001

Consolidated  Balance  Sheets  as  of                                         44
    December  31,  2003  and  2002
Consolidated  Statements  of  Capitalization  as of                           46
    December  31,  2003  and  2002
Consolidated  Statements  of  Changes  In Shareholders Equity                 47
     For  the  Years  Ended  December  31,  2003,  2002  and  2001

Notes  to  Consolidated  Financial  Statements                                48

Quarterly  Financial  Information                                           73

Reports  of  Independent  Public  Accountants                                 74

Schedules

For  the  Years  Ended  December  31,  2003,  2002,  and  2001:

    II  Valuation  and  Qualifying  Accounts and Reserves                     76

             All other schedules are omitted as they are either not required, not applicable or the information is otherwise provided.

Consent  and  Report  of  Independent  Public  Accountants
      Deloitte  and  Touche  LLP                                             77
     Arthur  Andersen  LLP

The accompanying notes are an integral part of the consolidated financial statements.


GREEN  MOUNTAIN  POWER  CORPORATION
                                                       CONSOLIDATED STATEMENTS OF INCOME          For the Years Ended December 31
                                                                                                     2003       2002       2001
                                                                                                   ---------  ---------  ---------
(In thousands, except per share data)
Retail revenues                                                                                    $201,569   $203,962   $199,660
Wholesale revenues                                                                                   78,901     70,646     83,804
                                                                                                   ---------  ---------  ---------
TOTAL OPERATING REVENUES                                                                            280,470    274,608    283,464
Operating expenses-Power Supply:
  Purchases from others                                                                             189,450    188,381    196,323
  Company-owned generation                                                                            7,856      5,067      4,742
Other operating                                                                                      17,665     14,188     15,924
Transmission                                                                                         14,783     15,221     14,130
Maintenance                                                                                           9,065      8,854      7,108
Depreciation and amortization                                                                        13,803     14,151     14,294
Taxes other than income                                                                               7,422      7,623      7,536
Income taxes                                                                                          5,120      6,043      6,948
                                                                                                   ---------  ---------  ---------
    Total operating expenses                                                                        265,164    259,528    267,005
                                                                                                   ---------  ---------  ---------
OPERATING INCOME                                                                                     15,306     15,080     16,459
                                                                                                   ---------  ---------  ---------

OTHER INCOME
Equity in earnings of affiliates and non-utility operations                                           1,493      2,777      2,253
Allowance for equity funds used during construction                                                     387        233        210
                                                                                                   ---------
Other income (deductions), net                                                                          199       (525)       (90)
                                                                                                   ---------  ---------  ---------
    Total other income                                                                                2,079      2,485      2,373
                                                                                                   ---------  ---------  ---------

INTEREST CHARGES
Long-term debt                                                                                        7,021      5,214      6,073
Other                                                                                                   303      1,059      1,154
Allowance for borrowed funds used during construction                                                  (267)      (103)      (188)
                                                                                                   ---------  ---------  ---------
    Total interest charges                                                                            7,057      6,170      7,039
                                                                                                   ---------  ---------  ---------
INCOME BEFORE PREFERRED DIVIDENDS AND
DISCONTINUED OPERATIONS                                                                              10,328     11,395     11,793
Dividends on preferred stock                                                                              3         96        933
                                                                                                   ---------  ---------  ---------
INCOME FROM CONTINUING OPERATIONS                                                                    10,325     11,299     10,860

Income (Loss) from discontinued operations, net                                                          79         99       (182)
                                                                                                   ---------  ---------  ---------
NET INCOME APPLICABLE TO COMMON STOCK                                                              $ 10,404   $ 11,398   $ 10,678
                                                                                                   =========  =========  =========
EARNINGS PER SHARE
Basic earnings per share from continuing operations                                                $   2.08   $   2.02   $   1.93
Basic earnings per share from discontinued operations                                                  0.01       0.02      (0.03)
                                                                                                   ---------  ---------  ---------
Basic earnings per share                                                                           $   2.09   $   2.04   $   1.90
                                                                                                   =========  =========  =========
Diluted earnings per share from continuing operations                                              $   2.01   $   1.96   $   1.88
Diluted earnings per share from discontinued operations                                                0.01       0.02      (0.03)
                                                                                                   ---------  ---------  ---------
Diluted earnings per share                                                                         $   2.02   $   1.98   $   1.85
                                                                                                   =========  =========  =========

Weighted average shares outstanding-basic                                                             4,980      5,592      5,630
Weighted average equivalent shares outstanding-diluted                                                5,140      5,756      5,789
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                                                        2003       2002       2001
                                                                                                   ---------  ---------  ---------
Net income                                                                                         $ 10,404   $ 11,398   $ 10,678
Minimum pension liability adjustment, net of applicable income taxes                                    587     (2,374)         -
of $400,000 expense and $1.6 million benefit, respectively                                                           -
                                                                                                              ---------
                                                                       Other comprehensive income  $ 10,991   $  9,024   $ 10,678
                                                                                                   =========  =========  =========


The accompanying notes are an integral part of the consolidated financial statements.




                             GREEN  MOUNTAIN  POWER  CORPORATION          FOR THE YEARS ENDED
                                CONSOLIDATED STATEMENTS OF CASH FLOWS          DECEMBER 31

                                                                                            2003       2002       2001
                                                                                          ---------  ---------  ---------
OPERATING ACTIVITIES:
Income from continuing operations before preferred dividends . . . . . . . . . . . . . .  $ 10,328   $ 11,395   $ 11,793
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,803     14,151     14,294
Dividends from associated companies less equity income . . . . . . . . . . . . . . . . .       884         45        (19)
Allowance for funds used during construction . . . . . . . . . . . . . . . . . . . . . .      (654)      (335)      (398)
Amortization of deferred purchased power costs . . . . . . . . . . . . . . . . . . . . .       318      3,236      3,767
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,479      3,577        345
Benefit plan contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,500)    (1,000)         -
Deferred purchased power costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (570)    (2,003)     1,126
Accrued purchase power contract option call. . . . . . . . . . . . . . . . . . . . . . .         -          -     (8,276)
Arbitration costs recovered (deferred) . . . . . . . . . . . . . . . . . . . . . . . . .         -          -      3,229
Rate levelization liability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,121)    (4,483)     8,527
Environmental and conservation deferrals, net. . . . . . . . . . . . . . . . . . . . . .    (1,890)    (2,194)    (3,380)
Changes in:
Accounts receivable and accrued utility revenues . . . . . . . . . . . . . . . . . . . .      (189)      (896)     6,483
Prepayments, fuel and other current assets . . . . . . . . . . . . . . . . . . . . . . .    (1,188)       850        300
Accounts payable and other current liabilities . . . . . . . . . . . . . . . . . . . . .      (676)       (55)       128
Accrued income taxes payable and receivable. . . . . . . . . . . . . . . . . . . . . . .    (3,950)     5,010      1,187
Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,776     (1,147)    (2,512)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,141      2,458     (3,218)
                                                                                          ---------  ---------  ---------
Net cash provided by continuing operations . . . . . . . . . . . . . . . . . . . . . . .    20,991     28,609     33,376
Net change in discontinued segment . . . . . . . . . . . . . . . . . . . . . . . . . . .        79         99       (182)
                                                                                          ---------  ---------  ---------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . .    21,070     28,708     33,194

INVESTING ACTIVITIES:
Construction expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (16,617)   (19,543)   (12,963)
Investment in associated companies . . . . . . . . . . . . . . . . . . . . . . . . . . .      (108)      (392)         -
Return of Capital from associated companies. . . . . . . . . . . . . . . . . . . . . . .     7,615        370        299
Investment in nonutility property. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (198)      (206)      (212)
                                                                                          ---------  ---------  ---------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . .    (9,308)   (19,771)   (12,876)
                                                                                          ---------  ---------  ---------
FINANCING ACTIVITIES:
Proceeds from issuance of long term debt . . . . . . . . . . . . . . . . . . . . . . . .         -     42,000          -
Payments to acquire treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3)   (16,320)         -
(Reduction in) Proceeds from term loan . . . . . . . . . . . . . . . . . . . . . . . . .         -    (12,000)    12,000
Repurchase of preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (85)   (12,536)      (235)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       995      1,037      1,655
Proceeds (purchases) of certificate of deposit . . . . . . . . . . . . . . . . . . . . .         -          -     16,173
Power supply option obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -    (16,012)
Reduction in long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,000)   (13,322)    (9,700)
Short-term debt, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,000)     2,500    (15,500)
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,792)    (3,393)    (4,034)
                                                                                          ---------  ---------  ---------

Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . .   (12,885)   (12,034)   (15,653)
                                                                                          ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .    (1,123)    (3,097)     4,665

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . .     1,909      5,006        341
                                                                                          ---------  ---------  ---------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . .       786      1,909      5,006
                                                                                          =========  =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
Interest (net of amounts capitalized). . . . . . . . . . . . . . . . . . . . . . . . . .     7,120      6,048      6,936
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,915      2,349      9,622
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Minimum pension liability adjustment, net. . . . . . . . . . . . . . . . . . . . . . . .      (587)     2,374          -
The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
                                                DECEMBER 31

                                                                       2003          2002
                                                                  ---------------  --------
                                                                  (in thousands)
ASSETS
UTILITY PLANT
                   Utility plant, at original cost                $       324,900  $311,543
                   Less accumulated depreciation                          110,111   102,250
                                                                  ---------------  --------
                   Net utility plant                                      214,789   209,293
                   Property under capital lease                             5,047     5,287
                   Construction work in progress                            9,026     8,896
                                                                  ---------------  --------
                   Total utility plant, net                               228,862   223,476
                                                                  ---------------  --------
OTHER INVESTMENTS
                   Associated companies, at equity                          5,896    14,101
                   Other investments                                        7,810     7,451
                                                                  ---------------  --------
                   Total other investments                                 13,706    21,552
                                                                  ---------------  --------
CURRENT ASSETS
                   Cash and cash equivalents                                  786     1,909
                   Accounts receivable, less allowance for
                   doubtful accounts of $690 and $547                      17,331    17,253
                   Accrued utility revenues                                 6,729     6,618
                   Fuel, materials and supplies, at average cost            4,498     3,349
                   Prepayments                                              1,922     1,901
                   Other                                                      422       402
                                                                  ---------------  --------
                   Total current assets                                    31,688    31,432
                                                                  ---------------  --------
DEFERRED CHARGES
                   Demand side management programs                          6,713     6,434
                   Purchased power costs                                    2,574     2,323
                   Pine Street Barge Canal                                 12,954    13,019
                   Net power supply deferral                               19,734    18,405
                   Power supply derivative asset                            3,990     8,796
                   Other deferred charges                                   9,625    11,413
                                                                  ---------------  --------
                   Total deferred charges                                  55,590    60,390
                                                                  ---------------  --------
NON-UTILITY
                   Other current assets                                       217         8
                   Property and equipment                                     248       249
                   Other assets                                               640       738
                                                                  ---------------  --------
                   Total non-utility assets                                 1,105       995
                                                                  ---------------  --------

TOTAL ASSETS                                                      $       330,951  $337,845
                                                                  ===============  ========


The accompanying notes are an integral part of these consolidated financial statements.


GREEN  MOUNTAIN  POWER  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
                                          DECEMBER 31

                                                        2003       2002
                                                      ---------  ---------
(in thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
5,860,854 and 5,782,496) . . . . . . . . . . . . . .  $ 19,536   $ 19,276
Additional paid-in capital . . . . . . . . . . . . .    76,081     75,347
Retained earnings. . . . . . . . . . . . . . . . . .    22,786     16,171
Accumulated other comprehensive income . . . . . . .    (1,787)    (2,374)
Treasury stock, at cost (827,639 and 827,639 shares)   (16,701)   (16,698)
                                                      ---------  ---------
Total common stock equity. . . . . . . . . . . . . .    99,915     91,722
Redeemable cumulative preferred stock. . . . . . . .         -         55
Long-term debt, less current maturities. . . . . . .    93,000     93,000
                                                      ---------  ---------
Total capitalization . . . . . . . . . . . . . . . .   192,915    184,777
                                                      ---------  ---------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . . . .     4,963      5,287
                                                      ---------  ---------
CURRENT LIABILITIES
Current maturities of preferred stock. . . . . . . .         -         30
Current maturities of long-term debt . . . . . . . .         -      8,000
Short-term debt. . . . . . . . . . . . . . . . . . .       500      2,500
Accounts payable, trade and accrued liabilities. . .     8,493      7,431
Accounts payable to associated companies . . . . . .     6,821      8,940
Rate levelization liability. . . . . . . . . . . . .     2,970      4,091
Accrued income taxes . . . . . . . . . . . . . . . .       633      4,583
Customer deposits. . . . . . . . . . . . . . . . . .       968        898
Interest accrued . . . . . . . . . . . . . . . . . .     1,152      1,081
Other. . . . . . . . . . . . . . . . . . . . . . . .     1,178        937
                                                      ---------  ---------
Total current liabilities. . . . . . . . . . . . . .    22,715     38,491
                                                      ---------  ---------
DEFERRED CREDITS
Power supply derivative liability. . . . . . . . . .    23,724     27,201
Accumulated deferred income taxes. . . . . . . . . .    34,009     26,471
Unamortized investment tax credits . . . . . . . . .     2,848      3,130
Pine Street Barge Canal cleanup liability. . . . . .     7,356      8,833
Accumulated cost of removal. . . . . . . . . . . . .    21,238     19,947
Other deferred liabilities . . . . . . . . . . . . .    19,693     21,767
                                                      ---------  ---------
Total deferred credits . . . . . . . . . . . . . . .   108,868    107,349
                                                      ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
Net liabilities of discontinued segment. . . . . . .     1,490      1,941
                                                      ---------  ---------
Total non-utility liabilities. . . . . . . . . . . .     1,490      1,941
                                                      ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . .  $330,951   $337,845
                                                      =========  =========



The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF  CAPITALIZATION
GREEN  MOUNTAIN  POWER  CORPORATION  At  December  31,
                                                      SHARES
                                              ISSUED AND OUTSTANDING
                                              ----------------------

                                   AUTHORIZED    2003       2002          2003         2002
                                   ----------  ---------  ---------  ---------------  -------
                                                                     (In thousands)
COMMON STOCK
Common Stock, $3.33 1/3 par value  10,000,000  5,033,215  4,954,857  $        19,536  $19,276
                                                                     ===============  =======


                                                     OUTSTANDING
                                                     -----------
                                         AUTHORIZED  ISSUED   2003  2002       2003        2002
                                         ----------  -------  ----  ----  ---------------  -----
                                                 Shares                         (In thousands)
                                         ----------
REDEEMABLE CUMULATIVE PREFERRED STOCK,
100 PAR VALUE
4.75%, Class B, redeemable at
101 per share. . . . . . . . . . . . .      15,000   15,000     -   850  $             -  $  85
7%, Class C . . . . . . . . . . . . . .      15,000   15,000     -     -                -      -
9.375%, Class D, Series 1,. . . . . . .      40,000   40,000     -     -                -      -
7.32%, Class E, Series 1. . . . . . . .     200,000  120,000     -     -                -      -
                                                                          ---------------  -----
TOTAL PREFERRED STOCK                                                     $             -  $  85
                                                                          ===============  =====


                                                                 2003          2002
                                                            ---------------  --------
                                                                (In thousands)
LONG-TERM DEBT
FIRST MORTGAGE BONDS
6.41% Series due 2003. . . . . . . . . . . . . . . . . . .                -     8,000
7.05% Series due 2006. . . . . . . . . . . . . . . . . . .            4,000     4,000
7.18% Series due 2006. . . . . . . . . . . . . . . . . . .           10,000    10,000
6.7% Series due 2018 . . . . . . . . . . . . . . . . . . .           15,000    15,000
9.64% Series due 2020. . . . . . . . . . . . . . . . . . .            9,000     9,000
8.65% Series due 2022 - Cash sinking fund, commences 2012.           13,000    13,000
6.04 % Series due 2017-Cash sinking fund commences 2011. .           42,000    42,000
                                                            ---------------  --------
Total Long-term Debt Outstanding . . . . . . . . . . . . .           93,000   101,000
Less Current Maturities (due within one year). . . . . . .                -     8,000
                                                            ---------------  --------
TOTAL LONG-TERM DEBT, LESS CURRENT MATURITIES. . . . . . .  $        93,000  $ 93,000
                                                            ===============  ========


The accompanying notes are an integral part of these consolidated financial statements.


         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                         ACCUMULATED               TOTAL
                                       COMMON STOCK     PAID-IN         RETAINED          COMPREHENSIVE    TREASURY   COMMON
                                       ------------
                                    SHARES    AMOUNT   CAPITAL          EARNINGS           OTHER INCOME     STOCK     EQUITY
                                  ----------  -------  --------  -----------------------  --------------  ---------  ---------
                                                                 (Dollars in thousands)
BALANCE, DECEMBER 31, 2000 . . .  5,566,696   $18,608  $ 73,321  $                  493   $           -   $   (378)  $ 92,044
                                  ----------  -------  --------  -----------------------  --------------  ---------  ---------
Common Stock Issuance:
DRIP and ESIP. . . . . . . . . .    105,767       352     1,218                       -               -          -      1,570
Compensation Programs. . . . . .     12,691        44        42                       -               -          -         86
Net Income before dividends. . .          -         -         -                  11,611               -          -     11,611
Other Comprehensive Income
Common Stock Dividends . . . . .          -         -         -                  (3,101)              -          -     (3,101)
Preferred Stock Dividends: . . .          -         -         -                    (933)              -          -       (933)
                                  ----------  -------  --------  -----------------------  --------------  ---------  ---------
BALANCE, DECEMBER 31, 2001 . . .  5,685,154    19,004    74,581                   8,070               -       (378)   101,277
                                  ----------  -------  --------  -----------------------  --------------  ---------  ---------
Common Stock Issuance:
DRIP and ESIP. . . . . . . . . .     28,682        95       424                       -               -          -        519
Common stock repurchase. . . . .   (811,783)        -         -                       -               -    (16,320)   (16,320)
Compensation Programs. . . . . .     52,804       177       342                       -               -          -        519
Net Income before dividends. . .          -         -         -                  11,494               -          -     11,494
Other Comprehensive Income(Loss)          -         -         -                       -          (2,374)         -     (2,374)
Common Stock Dividends . . . . .          -         -         -                  (3,297)              -          -     (3,297)
Preferred Stock Dividends: . . .          -         -         -                     (96)              -          -        (96)
                                  ----------  -------  --------  -----------------------  --------------  ---------  ---------
BALANCE, DECEMBER 31, 2002 . . .  4,954,857   $19,276  $ 75,347  $               16,171   $      (2,374)  $(16,698)  $ 91,722
                                  ----------  -------  --------  -----------------------  --------------  ---------  ---------
Common Stock Issuance:
Compensation Programs. . . . . .     78,358       260       734                                                           994
Common stock repurchase                                                                                         (3)        (3)
Net Income before dividends. . .          -         -         -                  10,407               -          -     10,407
Other Comprehensive Income(Loss)          -         -         -                       -             587          -        587
Common Stock Dividends . . . . .          -         -         -                  (3,789)              -          -     (3,789)
Preferred Stock Dividends: . . .          -         -         -                      (3)              -          -         (3)
                                  ----------  -------  --------  -----------------------  --------------  ---------  ---------
BALANCE, DECEMBER 31, 2003 . . .  5,033,215   $19,536  $ 76,081  $               22,786   $      (1,787)  $(16,701)  $ 99,915
                                  ----------  -------  --------  -----------------------  --------------  ---------  ---------


The accompanying notes are an integral part of the consolidated financial statements.


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

A.  SIGNIFICANT  ACCOUNTING  POLICIES

     1.  Organization  and  Basis  of  Presentation.  Green  Mountain  Power
Corporation (the "Company") is an investor-owned electric services company located in Vermont with a principal service territory that includes approximately one-quarter of Vermont's population. Nearly all of the Company's net income is generated from retail sales in its regulated electric utility operation, which purchases and generates electric power and distributes it to approximately 89,000 customer accounts. The Company's subsidiary, Green Mountain Power Investment Company ("GMPIC"), was created in December 2002 to hold the Company's investment in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee" or "VY").
     The Company's remaining active wholly-owned subsidiary, which is not regulated by the Vermont Public Service Board ("VPSB" or the "Board"), is GMP Real Estate Corporation. The results of GMP Real Estate Corporation and the Company's unregulated rental water heater program are included in earnings of affiliates and non-utility operations in the Other Income (Deductions) section of the Consolidated Statements of Income. Summarized financial information for these wholly-owned subsidiaries, and the Company's unregulated water heater program, which earned approximately $386,000 in 2003 is as follows:



                               Years ended December 31,

                2003       2002    2001
            -------------  -----  ------
            In thousands
Revenue. .  $       1,087  $ 997  $1,012
Expense. .            704    744  $  749
            -------------  -----  ------
Net Income  $         383  $ 253  $  263
            =============  =====  ======

The Company accounts for its investments in VY, Vermont Electric Power Company, Inc. ("VELCO"), New England Hydro-Transmission Corporation, and New England Hydro-Transmission Electric Company using the equity method of accounting. The Company's share of the net earnings or losses of these companies is also included in the Other Income section of the Consolidated Statements of Income. See Note B and Note L for additional information.

     2. Regulatory Accounting. The Company's utility operations, including accounting records, rates, operations and certain other practices of its electric utility business, are subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC") and the VPSB.

     The accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America applicable to rate-regulated enterprises in accordance with Statement of Financial Accounting Standards No. ("SFAS") 71 ("SFAS 71"), "Accounting for Certain Types of Regulation". Under SFAS 71, the Company accounts for certain transactions in accordance with permitted regulatory treatment. As such, regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues.
Conditions that could give rise to the discontinuance of SFAS 71 include increasing competition that restricts the Company's ability to recover specific costs, and a change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. In the event that the Company no longer meets the criteria under SFAS 71, the Company would be required to write off related regulatory assets as summarized in the following table:

SFAS  71  DEFERRED  CHARGES
                                        At December 31,
                                    2003         2002
                               ---------------  -------
                               (in thousands)
Regulatory commission costs .  $         2,181  $ 1,774
Restructuring costs . . . . .              943    2,216
Preliminary survey. . . . . .            1,423    1,202
Storm damages . . . . . . . .            1,129    1,905
Tree trimming . . . . . . . .              799      905
Other . . . . . . . . . . . .            3,150    3,411
                               ---------------  -------
Other deferred charges. . . .            9,625   11,413
                               ---------------  -------
Power supply. . . . . . . . .            2,574    2,323
Net power supply deferral . .           19,734   18,405
Pine Street barge canal . . .           12,954   13,019
Power supply derivative asset            3,990    8,796
Demand-side management. . . .            6,713    6,434
                               ---------------  -------
Total Deferred Charges. . . .  $        55,590  $60,390
                               ===============  =======

Prior  to  the  sale  of the Vermont Yankee ("VY") nuclear generating plant (See
Note B), the Company deferred and amortized certain replacement power, maintenance and other costs associated with outages at the VY generating plant. In addition, the Company accrued and amortized other replacement power expenses to reflect more accurately its cost of service to better match revenues and expenses consistent with regulatory treatment. The Company also defers and amortizes costs associated with its investment in its demand side management program and other regulatory assets, in a manner consistent with authorized or expected ratemaking treatment.

     Other deferred charges totaled $9.6 million and $11.4 million at December 31, 2003 and 2002, respectively, consisting of regulatory deferrals of storm damages, rights-of-way maintenance, other employee benefits, preliminary survey and investigation charges, transmission interconnection charges, regulatory tax assets and various other projects and deferrals.

     In addition, the Company has regulatory liabilities of $25.1 million and $24.0 million at December 31, 2003 and 2002, respectively, consisting of accumulated removal costs, deferred revenue and insurance proceeds relating to VY.


     The Company continues to believe, based on current regulatory circumstances, that the use of regulatory accounting under SFAS 71 remains appropriate and that its regulatory assets are probable of recovery. Regulatory entities that influence the Company include the VPSB, the Vermont Department of Public Service ("DPS" or the "Department"), and the FERC, among other federal, state and local regulatory agencies.

     3. Impairment. The Company is required to evaluate long-lived assets, including regulatory assets, for potential impairment. Assets that are no longer probable of recovery through future revenues would be revalued based upon future cash flows. Regulatory assets are charged to expense in the period in which they are no longer probable of future recovery. As of December 31, 2003, based upon management's analysis of the regulatory environment within which the Company currently operates, the Company does not believe that an impairment loss should be recorded. Competitive influences or regulatory developments may impact this status in the future.


     4. Utility Plant. The cost of plant additions includes all construction-related direct labor and materials, as well as indirect construction costs, including the cost of money ("Allowance for Funds Used During Construction" or "AFUDC"). As part of a rate agreement with the DPS, the Company discontinued capitalizing AFUDC on construction work in progress in January 2001. The costs of renewals and improvements of property units are capitalized. The costs of maintenance, repairs and replacements of minor property items are charged to maintenance expense. The costs of units of property removed from service are charged to accumulated depreciation. The following table summarizes the Company's investments in utility plant.

Property  Summary  at  December  31,

                                                2003          2002
                                           --------------  ----------
                                            In thousands
 Property Plant and Equipment:
Intangible. . . . . . . . . . . . . . . .  $      14,091   $  12,580
Generation. . . . . . . . . . . . . . . .         68,532      66,913
Transmission. . . . . . . . . . . . . . .         37,093      36,846
Distribution. . . . . . . . . . . . . . .        178,292     170,655
General, including transportation . . . .         26,892      24,549
                                           --------------  ----------
  Total Plant in Service. . . . . . . . .        324,900     311,543
Accumulated Depreciation and Amortization       (110,111)   (102,250)
                                           --------------  ----------
Net Plant in Service. . . . . . . . . . .        214,789     209,293
Capital Lease . . . . . . . . . . . . . .          5,047       5,287
Construction Work in Progress . . . . . .          9,026       8,896
                                           --------------  ----------
Total Net Utility Plant . . . . . . . . .  $     228,862   $ 223,476
                                           ==============  ==========

5. Depreciation. The Company provides for depreciation using the straight-line method based on the cost and estimated remaining service life of the depreciable property outstanding at the beginning of the year and adjusted for salvage value and cost of removal of the property. Other accumulated removal costs related to utility plant, estimated at approximately $21.2 million and $19.9 million for 2003 and 2002, respectively, are included in Deferred Credits.

     The annual depreciation provision was approximately 3.3 percent during 2003, 3.2 percent during 2002, and 3.5 percent of total depreciable property during 2001.

     6. Cash and Cash Equivalents. Cash and cash equivalents include short-term investments with original maturities less than ninety days.

     7. Operating Revenues. Operating revenues consist principally of retail sales of electricity at regulated rates. Revenue is recognized when electricity is delivered. The Company accrues utility revenues, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenues with related costs. Wholesale revenues represent sales of electricity to other utilities, typically for resale, and to the Independent System Operator of New England ("ISO New England") for amounts by which our power supply resources exceed customer loads. The Company also recognizes deferred revenues, when required to achieve its allowed rate of return, under a VPSB order issued in 2001, and extended through 2004 under a subsequent VPSB order. The Company recognized $1.1 million and $4.4 million in deferred revenues during 2003 and 2002, respectively. No deferred revenues were recognized in 2001. See Note I(4) for additional information.



     8. Earnings Per Share. Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. During the year ended December 31, 2000, the Company established a stock incentive plan for all employees, and granted 335,300 options exercisable over vesting schedules of between one and four years. During 2003, 2002 and 2001, the Company granted additional options of 4,000, 80,300 and 56,450, respectively. See Note C for additional information. SFAS 123 requires disclosure of pro-forma information regarding net income and earnings per share. The Company adopted the prospective method of accounting for stock-based compensation under SFAS 148 beginning January 1, 2003. The information presented below has been determined as if the Company accounted for all past employee and director stock options under the fair value method of that statement.

Pro-forma  net  income        For  the  years  ended  December  31,
                                         2003     2002     2001
                                        -------  -------  -------
In thousands, except per share amounts
Net income reported. . . . . . . . . .  $10,404  $11,398  $10,678
Pro-forma net income . . . . . . . . .  $10,242  $11,114  $10,376
Net income per share
  As reported-basic. . . . . . . . . .  $  2.09  $  2.04  $  1.90
  Pro-forma basic. . . . . . . . . . .  $  2.06  $  1.99  $  1.84
  As reported-diluted. . . . . . . . .  $  2.02  $  1.98  $  1.85
  Pro-forma diluted. . . . . . . . . .  $  1.99  $  1.93  $  1.79

9. Major Customers. The Company had one major retail customer, International Business Machines Corporation ("IBM"), that accounted for 24.1 percent, 25.7 percent, and 26.6 percent of retail MWh sales, and 16.6 percent, 17.3 percent, and 19.2 percent of the Company's retail operating revenues in 2003, 2002 and 2001, respectively.

     10. Fair Value of Financial Instruments. The carrying value and fair value of the Company's first mortgage bonds and derivative contracts is summarized in the following table:

Fair  Value  of  Financial  Instruments
                                  As of December 31,
                               2003                         2002
                               ----                         ----
                     Fair Value   Carrying Value   Fair Value   Carrying Value
In thousands
Long-Term Debt, net  $    91,725  $        92,113  $    96,215  $        99,942
Derivatives . . . .       19,773           19,773       18,405           18,405

The book value of accounts receivable, accrued utility revenues, other investments, cash surrender value of life insurance, short-term debt, accounts payable, customer deposits and accrued interest approximate fair value due to their short-term, highly liquid nature.

     11. Environmental Liabilities. The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS 5, "Accounting for Contingencies". As costs become probable and reasonably estimable, reserves are adjusted as appropriate. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered in rates. Estimates are based on studies provided by third parties.

     12. Purchased Power. The Company records the annual cost of power obtained under long-term contracts as operating expenses.

     13. Derivative Instruments. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, was effective for the Company beginning 2001.

     On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings or other comprehensive income effects relating to future periods caused by the application of SFAS 133 to power supply arrangements that qualify as derivatives. We currently have an arrangement (the "9701 arrangement") that grants Hydro-Quebec an option to call power at prices below current and estimated future market rates. This arrangement is effective through 2015. From time to time, we use forward contracts to hedge the 9701 call option. At December 31, 2003, the Company had a liability of $23.7 million reflecting the fair value of 9701 arrangement, and an asset of $4.0 million, reflecting the fair value of a contract with Morgan Stanley Capital Group, Inc. (the "Morgan Stanley Contract"). A corresponding net regulatory asset of $19.7 million is also recorded. At December 31, 2002, the Company had a liability of $27.2 million reflecting the fair value of 9701, and an asset of $8.8 million, reflecting the fair value of the Morgan Stanley Contract. A corresponding net regulatory asset of $18.4 million was also recorded. The Company believes that the net regulatory asset is probable of recovery in future rates. The net regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.

     The Morgan Stanley Contract is used to hedge against increases in fossil fuel prices. MS purchases the majority of the Company's power supply resources at index (fossil fuel resources) or specified (i.e., contracted resources) prices and then sells to us at a fixed rate to serve pre-established load requirements. This contract allows management to fix the cost of much of its power supply requirements, subject to power resource availability and other risks.


     14. Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect assets and liabilities, the disclosure of contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

     15. Reclassifications. Certain items on the prior year's consolidated financial statements have been reclassified to be consistent with the current year presentation.

     16. Other Comprehensive Income. Other comprehensive loss of $2.4 million, net of a $1.6 million income tax benefit, was recognized during 2002 as a result of a minimum pension funding liability. During 2003, an increase in the market value of pension plan assets allowed a reduction in the minimum pension liability of approximately $587,000, net of $400,000 income tax expense.

     17. New Accounting Standards. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002, which provides guidance on accounting for nuclear plant decommissioning and other asset retirement costs. SFAS 143 prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning obligations, and requires recognition of such liabilities at the time incurred. The Company has recognized, as a liability, an asset retirement obligation for accumulated costs of removal, which totaled approximately $21.2 million and $19.9 million at December 31, 2003 and 2002, respectively, and increased plant and equipment balances by the same amount as a result of this accounting pronouncement.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 specifies accounting and reporting for costs associated with exit or disposal activities. The application of this accounting standard, which is effective for us during 2003, did not materially impact the Company's financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-based Compensation-Transition and
Disclosure"  ("SFAS  148").  SFAS  148  amends Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting and reporting for stock-based employee compensation. The Company adopted the prospective method of accounting for stock-based compensation under SFAS 148 beginning January 1, 2003. The application of this accounting standard did not materially impact the Company's financial position or results of operations during 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS 150"). SFAS 150 establishes standards for classifying and measuring financial instruments with characteristics of both liabilities and equity. The guidance is effective for financial instruments entered into or modified after May 31, 2003. This statement had no effect on our financial position or results of operations during 2003.

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers" Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). In an effort to provide the public with better and more complete information, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The guidance is effective for fiscal years ending December 15, 2003 and for quarters beginning after December 15, 2003. We have adopted all of the disclosures required by the standard.
     In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, " Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. The adoption of FIN 46 did not require the Company to consolidate any variable interest entities.
     In January 2003, the FASB issued FIN 45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The Company adopted the measurement provisions of this statement in the first quarter of 2003 and it did not have an effect on the financial statements during 2003.
     The Company provides health care, life insurance, prescription drug and other benefits, to retired employees who meet certain age and years of service requirements. Under certain circumstances, eligible retirees are required to make contributions for postretirement benefits.
     In December 2003, the FASB issued Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act provides for drug benefits for certain retirees under a new Medicare Part D program. For employers like the Company there are subsidies available which are inherent in the Act. The FASB allowed, and the Company elected, a one-time deferral of the recognition of the impact of the Act in the employer's accounting until formal guidance is issued. As a result, the provisions of the Act are not reflected in the other postretirement benefits disclosure (See Note H). The issuance of formal accounting guidance may require a change to previously reported information.

B.  INVESTMENTS  IN  ASSOCIATED  COMPANIES

The Company accounts for investments in the following associated companies by the equity method:

                                       PERCENT OWNERSHIP       INVESTMENT IN EQUITY
                                        AT DECEMBER 31,          AT DECEMBER 31,
                                           2003    2002        2003         2002
                                          ------  ------  ---------------  -------
                                                          (IN THOUSANDS)
VELCO-common . . . . . . . . . . . . . .  28.41%  28.41%  $         2,469  $ 2,309
VELCO-preferred. . . . . . . . . . . . .  30.00%  30.00%              246      305
                                                          ---------------  -------
Total VELCO                                                         2,715    2,614

Vermont Yankee- Common . . . . . . . . .  33.60%  18.99%            1,605    9,721
New England Hydro Transmission-Common. .   3.18%   3.18%              592      660
New England Hydro Transmission Electric-
    Common . . . . . . . . . . . . . . .   3.18%   3.18%              984    1,106
                                                          ---------------  -------
Total investment in associated companies                  $         5,896  $14,101
                                                          ===============  =======

VELCO. VELCO is a corporation engaged in the transmission of electric power within the State of Vermont. VELCO has entered into transmission agreements with the State of Vermont and other electric utilities, and under these agreements, VELCO bills all costs, including interest on debt and a fixed return on equity, to the State and others using VELCO's transmission system. The Company's purchases of transmission services from VELCO were $12.0 million, $12.7 million, and $11.5 million for the years 2003, 2002 and 2001, respectively. Pursuant to VELCO's Amended Articles of Association, the Company is entitled to approximately 29 percent of the dividends distributed by VELCO. The Company has recorded its equity in earnings on this basis and also is obligated to provide its proportionate share of the equity capital requirements of VELCO through continuing purchases of its common stock, if necessary. The Company plans to make capital investments of up to $20 million in VELCO through 2007 in support of various transmission projects.


Summarized  unaudited  financial  information  for  VELCO  is  as  follows:

At  and  for  the  years  ended  December  31,

                                     2003          2002     2001
                                ---------------  --------  -------
                                 (In thousands)
Net income . . . . . . . . . .  $         1,270  $  1,094  $ 1,118
Company's equity in net income  $           418  $    319  $   308
                                ===============  ========  =======
Total assets . . . . . . . . .  $       126,793  $106,613  $89,322
Less:
Liabilities and long-term debt          117,393    97,417   81,335
                                ---------------  --------  -------
Net assets . . . . . . . . . .  $         9,400  $  9,196  $ 7,987
                                ===============  ========  =======

Company's equity in net assets  $         2,715  $  2,614  $ 2,352
                                ===============  ========  =======

VERMONT YANKEE. On July 31, 2002, Vermont Yankee Nuclear Power Corporation ("VY" or "Vermont Yankee") announced that the sale of its nuclear power plant to Entergy Nuclear Vermont Yankee ("ENVY") had been completed. See Note K for further information concerning our long-term power contract with VY.

     During May 2002, prior to the sale of the plant to ENVY, the VY plant had fuel rods that required repair, a maintenance requirement that is not unique to VY. VY closed the plant for a twelve-day period, beginning on May 11, 2002, to repair the rods. The Company's share of the cost for the repair, including incremental replacement energy costs, was approximately $2.0 million. The Company received an accounting order from the VPSB on August 2, 2002, allowing it to defer the additional costs related to the outage, and believes that such amounts are probable of future recovery. The Company received a credit from VY and has requested permission from the VPSB to apply the credit to reduce the $2.0 million regulatory asset.

     The Company's ownership share of VY has increased from approximately 19.0 percent in 2002 to approximately 33.6 percent currently, due to VY's purchase of certain minority shareholders' interests. The Company's entitlement to energy produced by the ENVY nuclear plant remains at approximately 20 percent of plant production.
     The 2003 decrease in equity in net assets of VY resulted from a distribution of proceeds, in the form of dividends to VY owners, from the sale of the VY nuclear power plant.

Summarized  unaudited  financial  information  for Vermont Yankee is as follows:

At  and  for  the  years  ended  December  31,

                                           2003         2002          2001
                                         --------  ---------------  --------
                                                   (In thousands)
Earnings:
  Operating revenues. . . . . . . . . .  $187,123  $       175,722  $178,840
  Net income applicable to common stock     2,536            9,454     6,119
  Company's equity in net income. . . .  $    498  $         1,745  $  1,131
                                         ========  ===============  ========
Total assets. . . . . . . . . . . . . .  $150,720  $       201,426  $723,815
Less:
  Liabilities and long-term debt. . . .   145,946          150,413   669,640
                                         --------  ---------------  --------
Net Assets. . . . . . . . . . . . . . .  $  4,774  $        51,203  $ 54,175
                                         ========  ===============  ========
Company's equity in net assets. . . . .  $  1,605  $         9,721  $  9,725
                                         ========  ===============  ========

C.  COMMON  STOCK  EQUITY
     The Company maintains a Dividend Reinvestment and Stock Purchase Plan ("DRIP") under which 416,328 shares were reserved and unissued at December 31, 2003. The Company also funds an Employee Savings and Investment Plan ("ESIP").

     During 2000, the Company's Board of Directors, with subsequent approval of the Company's common shareholders, established a stock incentive plan. Under this plan, options for a total of 500,000 shares may be granted to any employee, officer, consultant, contractor or director providing services to the Company, or its subsidiaries. Outstanding options become exercisable at between one and four years after the grant date and remain exercisable until 10 years from the grant date.

     Prior to 2003, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), the Company had elected to follow Accounting Principles Board Opinion No. 25 ("APB 25")
"Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options issued through 2002. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of grant, no compensation expense was recorded. Effective January 1, 2003, the Company elected to expense the fair value of options granted beyond that date. The amount of expense recorded during 2003 was immaterial. Options have been issued only to employees and directors.

     The fair values of the options granted in 2003, 2002, and 2001 are $1.33, $2.27, and $4.16 per share, respectively. They were estimated at the grant date using the Black-Scholes option-pricing model. The following table presents information about the assumptions that were used for each plan year, and a summary of the options outstanding at December 31, 2003:

       Weighted               Assumptions  used  in  option  pricing  model
                              ---------------------------------------------
       average              Remaining   Risk Free  Expected Expected
Plan   exercise Outstanding Contractual Interest   Life in
                                                             Stock     Dividend
year   price    options     Life        rate       Years    Volatility  Yield
       ------  -------     ----        -----      -----    ----------  ------
2000.  $ 7.90  192,200      6.6         6.05%      5        30.58       4.5%
2001.  $16.72   35,150      7.6         5.25%      6        32.69       4.0%
2002.  $17.84   69,500      8.6         4.50%      6.5      16.89       4.5%
2003.  $20.55    4,000      9.3         2.48%      6        13.68       4.5%
Total  $11.39  300,850
       ======  =======

Options  granted  are  not  exercisable  until one year after the date of grant.

     The following table presents a reconciliation of net income to net income available to common shareholders, and the average common shares to average common equivalent shares outstanding:

         Reconciliation of net income available     For the years ended
           for common shareholders and average shares     December 31,

                                                   2003         2002     2001
                                              ---------------  -------  -------
                                              (in thousands)
Net income (loss) before preferred dividends  $        10,407  $11,494  $11,611
Preferred stock dividend requirement . . . .                3       96      933
                                              ---------------  -------  -------
Net income (loss) applicable to common
   stock . . . . . . . . . . . . . . . . . .  $        10,404  $11,398  $10,678
                                              ===============  =======  =======

Average number of common shares-basic. . . .            4,980    5,592    5,630
Dilutive effect of stock options . . . . . .              160      164      159
                                              ---------------  -------  -------
Average number of common shares-diluted. . .            5,140    5,756    5,789
                                              ===============  =======  =======

                                        Weighted     Range of
                               Total     Average     Exercise     Options
                                  Options  Price      Prices      Exercisable
                                  -------  ------  -------------  -----------
Outstanding at December 31, 2000  331,900  $ 7.90  $  7.90-$7.90            0
Granted. . . . . . . . . . . . .   55,450   16.67  $14.50-$16.78
Granted. . . . . . . . . . . . .    1,000   12.28  $12.28-$12.28
Exercised. . . . . . . . . . . .   17,400    7.90  $  7.90-$7.90
Forfeited. . . . . . . . . . . .    6,800   10.61  $ 7.90-$16.78
Outstanding at December 31, 2001  364,150    9.20  $ 7.90-$16.78       95,350
                                  -------  ------  -------------  -----------
Granted. . . . . . . . . . . . .   80,300   17.82  $16.78-$18.67
Exercised. . . . . . . . . . . .   53,250    8.12  $ 7.90-$16.78
Forfeited. . . . . . . . . . . .   25,400    9.35  $ 7.90-$18.67
Outstanding at December 31, 2002  365,800   11.23  $ 7.90-$17.82      151,775
                                  -------  ------  -------------  -----------
Granted. . . . . . . . . . . . .    4,000   20.55  $20.22-$22.62
Exercised. . . . . . . . . . . .   64,550   10.63  $ 7.90-$18.67
Forfeited. . . . . . . . . . . .    4,400   17.36  $16.78-$18.12
Outstanding at December 31, 2003  300,850  $11.39  $ 7.90-$22.62      193,700
                                  =======  ======  =============  ===========

As part of our long-term stock incentive program, 13,300 shares of unrestricted common stock were granted to employees other than the Company's executives during December 2003, resulting in compensation expense of approximately $300,000. Directors were granted 8,800 deferred stock units during 2003, resulting in compensation expense of approximately $196,000. The Company also granted 35,200 deferred stock units to senior management on February 9, 2004. Each deferred stock unit is convertible into one share of common stock. The total market value of the shares will be charged to compensation expense over a two-year vesting period.
     On November 19, 2002, the Company completed a "Dutch Auction" self-tender offer and repurchased 811,783 common shares, or approximately 14 percent, of its common stock outstanding for approximately $16.3 million.

     Dividend Restrictions. Certain restrictions on the payment of cash dividends on common stock are contained in the Company's indentures relating to long-term debt and in the Restated Articles of Association. Under the most restrictive of such provisions, approximately $19.9 million of retained earnings were free of restrictions at December 31, 2003.


D.  PREFERRED  STOCK
     During 2002, the Company repurchased all $12.0 million of the 7.32 percent Class E preferred stock outstanding. On May 1, 2002, the Company redeemed $0.3 million of the 7.0 percent Class C preferred stock outstanding. During November 2002, the Company repurchased the remaining $0.2 million of the 9.375 percent
Class D preferred stock outstanding. All remaining preferred stock was repurchased during 2003.

E.  SHORT-TERM  DEBT
     The Company has a $20.0 million 364-day revolving credit agreement with Fleet Financial Services ("Fleet") joined by Sovereign Bank ("Sovereign"), expiring June 2004 (the "Fleet-Sovereign Agreement"). The Fleet-Sovereign Agreement is unsecured, and allows the Company to choose any blend of a daily variable prime rate and a fixed term LIBOR-based rate. There was $500,000 outstanding at a weighted average rate of 4 percent under the Fleet-Sovereign Agreement at December 31, 2003. There was no non-utility short-term debt outstanding at December 31, 2003 or 2002.

            The Fleet-Sovereign Agreement requires the Company to certify on a quarterly basis that it has not suffered a "material adverse change". The agreement also requires the Company to comply with certain covenants. The Company was in compliance with all covenants at December 31, 2003.

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

     Substantially all of the property and franchises of the Company are subject to the lien of the indenture under which first mortgage bonds have been issued. The weighted average rate on long-term borrowings outstanding was 7.0 percent for both December 31, 2003 and 2002. The annual sinking fund requirements (excluding amounts that may be satisfied by property additions) and long-term debt maturities for the next five years, as of December 31, 2003, are:

                        Sinking
                        Fund and
                      Maturities
                      -----------

2004 . . . . . . . .  $         -
2005 . . . . . . . .            -
2006 . . . . . . . .       14,000
2007 . . . . . . . .            -
2008 . . . . . . . .            -
Thereafter . . . . .       79,000
Total Long-term debt  $    93,000
                      ===========

G.  INCOME  TAXES
     UTILITY. The Company accounts for income taxes using the liability method. This method accounts for deferred income taxes by applying statutory rates to the differences between the book and tax bases of assets and liabilities.

     The regulatory tax assets and liabilities represent taxes that will be collected from or returned to customers through rates in future periods. As of December 31, 2003 and 2002, the net regulatory assets were $924,000 and $1,042,000, respectively, and included in Other Deferred Charges on the Company's consolidated balance sheets.

     The temporary differences which gave rise to the net deferred tax liability at December 31, 2003 and December 31, 2002, were as follows:


                                                                                           AT  DECEMBER  31,
                                                                                           2003         2002
                                                                                      ---------------  -------
                                                                                      (In thousands)
DEFERRED TAX ASSETS
Contributions in aid of construction                                                  $        11,841  $11,130
Deferred compensation and
     postretirement benefits                                                                    5,205    4,570
Self insurance and other reserves                                                                 365    1,369
Other                                                                                           1,277    3,032
                                                                                      ---------------  -------
                                                                                      $        18,689  $20,101
                                                                                      ---------------  -------

DEFERRED TAX LIABILITIES
Property related                                                                      $        43,924  $41,967
Demand side management                                                                          1,746    1,870
Deferred purchased power costs                                                                    809      943
Pine Street reserve                                                                             2,425    1,792
Other                                                                                           3,794        -
                                                                                      ---------------  -------
                                                                                      $        52,698  $46,572
                                                                                      ---------------  -------
                                      Net accumulated deferred income  tax liability  $        34,009  $26,471
                                                                                      ===============  =======

The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the periods presented:

                                                                                YEARS  ENDED  DECEMBER  31,
                                                                               2003          2002      2001
                                                                          ---------------  --------  --------
                                                                                    (In thousands)
Net change in deferred income tax                                         $        7,539   $ 2,712   $(1,885)
                                       liability
Change in income tax related
                                       regulatory assets and liabilities          (6,175)    2,759    (1,149)
Change in tax effect of accumulated
                                       other comprehensive income                    398    (1,612)        -
                                                                          ---------------  --------  --------
Deferred income tax expense (benefit)                                     $        1,761   $ 3,859   $(3,034)
                                                                          ===============  ========  ========

The  components  of  the  provision  for  income  taxes  are  as  follows:

                                      YEARS  ENDED  DECEMBER  31,
                                    2003         2002      2001
                               ---------------  -------  --------
                                               (In thousands)
Current federal income taxes.  $        2,434   $1,873   $ 7,846
Current state income taxes. .           1,207      593     2,418
                               ---------------  -------  --------
Total current income taxes. .           3,641    2,466    10,264
Deferred federal income taxes           1,307    2,920    (2,296)
Deferred state income taxes .             454      939      (738)
                               ---------------  -------  --------
Total deferred income taxes .           1,761    3,859    (3,034)
Investment tax credits-net. .            (282)    (282)     (282)
                               ---------------  -------  --------
Income tax expense. . . . . .  $        5,120   $6,043   $ 6,948
                               ===============  =======  ========

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                    YEARS ENDED DECEMBER 31,

                                                   2003          2002      2001
                                              ---------------  --------  --------
                                                           (In thousands)
Income before income taxes and
  preferred dividends. . . . . . . . . . . .  $       15,527   $17,537   $18,559
Federal statutory rate . . . . . . . . . . .            34.0%     34.0%     35.0%
Computed "expected" federal income
  taxes. . . . . . . . . . . . . . . . . . .           5,279     5,963     6,496
Increase (decrease) in taxes resulting from:
Tax versus book depreciation . . . . . . . .              41        41        45
Dividends received and paid credit . . . . .            (465)     (575)     (440)
AFUDC-equity funds . . . . . . . . . . . . .            (129)      (80)      (72)
Amortization of ITC. . . . . . . . . . . . .            (282)     (282)     (282)
State tax. . . . . . . . . . . . . . . . . .             797     1,011     1,705
Excess deferred taxes. . . . . . . . . . . .             (60)      (60)      (60)
Tax attributable to subsidiaries . . . . . .             (25)      (31)       63
Other. . . . . . . . . . . . . . . . . . . .             (36)       56      (507)
                                              ---------------  --------  --------
Total federal and state income tax . . . . .  $        5,120   $ 6,043   $ 6,948
                                              ===============  ========  ========
Effective combined federal and state
  income tax rate. . . . . . . . . . . . . .            33.0%     34.5%     37.4%

NON-UTILITY. The Company's non-utility subsidiaries, excluding Northern Water Resources, Inc. ("NWR"), had accumulated deferred income taxes of approximately $2,000 on their balance sheets at December 31, 2003, attributable to depreciation timing differences.

     The components of the provision for the income tax expense (benefit) for the non-utility operations were not significant.

     The effective combined federal and state income tax rate for the continuing non-utility operations was approximately 40 percent for each of the years ended December 31, 2003, 2002 and 2001. See Note L for income tax information on the discontinued operations of NWR.

H.  PENSION  AND  RETIREMENT  PLANS.
     The Company has a defined benefit pension plan covering substantially all of its employees. The retirement benefits are based on the employees' level of compensation and length of service. The Company's policy is to fund all accrued pension costs. The Company records annual expense and accounts for its pension plan in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions. The Company provides certain health care benefits for retired employees and their dependents. Employees become eligible for these benefits if they reach retirement age while working for the Company. The Company accrues the cost of these benefits during the service life of covered employees. The pension plan assets consist primarily of equity securities, fixed income securities, hedge funds and cash equivalent funds.

     Due to sharp declines in the equity markets during 2001 and 2002, the value of assets held in trusts to satisfy the Company's pension plan obligations has decreased. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods.

     The Company's funding policy is to make voluntary contributions to its defined benefit plans to meet or exceed the minimum funding requirements of ERISA or Pension Benefit Guaranty Corporation, and so long as the Company's liquidity needs do not preclude such investments. The Company made voluntary pension plan contributions totaling $1.0 million during 2002 and made voluntary contributions totaling $3.5 million during 2003. The Company currently plans to contribute between $2.0 and $3.0 million of additional funds during 2004. The Company's pension costs and cash funding requirements could increase in future years in the absence of further recovery in the equity markets.

     During 2002, the Company's retirement plan asset return experience required the Company to recognize a minimum pension liability of $4.0 million, and a $1.6 million tax benefit, as prescribed by generally accepted accounting principles. Common equity was reduced in the amount of $2.4 million through a charge to other comprehensive income.
     During 2003, market value appreciation of pension plan investments resulted in the reduction of the previously recognized minimum pension liability to $3.0 million. Common equity increased approximately $587,000, net of applicable income tax, through a credit to other comprehensive income.

     Accrued postretirement health care expenses are recovered in rates. In order to maximize the tax-deductible contributions that are allowed under IRS regulations, the Company amended its postretirement health care plan to establish a 401-h sub-account and separate VEBA trusts for its union and non-union employees. The VEBA plan assets consist primarily of cash equivalent funds, fixed income securities and equity securities. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans as of December 31, 2003 and 2002.

                                                         At and for the years ended December 31,
                                                       Pension Benefits   Other Postretirement Benefits
                                                   ----------------   -----------------------------
                                                         2003          2002      2003       2002
                                                    ---------------  --------  ---------  ---------
                                                                      (In thousands)
Change in projected benefit obligation:
Projected benefit obligation as of prior year end.  $       29,937   $25,895   $ 20,707   $ 16,491
Service cost . . . . . . . . . . . . . . . . . . .             755       668        496        296
Interest cost. . . . . . . . . . . . . . . . . . .           1,900     1,849      1,316      1,119
Participant contributions. . . . . . . . . . . . .               -         -        136        147
Plan change. . . . . . . . . . . . . . . . . . . .               -         -     (1,812)         -
Change in actuarial assumptions. . . . . . . . . .             292         -      2,095          -
Actuarial (gain) loss. . . . . . . . . . . . . . .           2,789     3,230        (25)     3,619
Benefits paid. . . . . . . . . . . . . . . . . . .          (1,629)   (1,650)    (1,007)      (965)
Administrative expense . . . . . . . . . . . . . .             (64)      (55)         -          -
                                                    ---------------  --------  ---------  ---------
Projected benefit obligation as of year end. . . .  $       33,980   $29,937   $ 21,906   $ 20,707
                                                    ===============  ========  =========  =========

Change in plan assets:
Fair value of plan assets as of prior year end . .  $       21,104   $24,341   $  8,760   $ 10,016
Administrative expenses paid . . . . . . . . . . .             (64)      (55)         -          -
Participant contributions. . . . . . . . . . . . .               -         -        136        147
Employer contributions . . . . . . . . . . . . . .           3,500     1,000        782        819
Actual return on plan assets . . . . . . . . . . .           4,956    (2,532)     1,558     (1,257)
Benefits paid. . . . . . . . . . . . . . . . . . .          (1,629)   (1,650)    (1,007)      (965)
                                                    ---------------  --------  ---------  ---------
Fair value of plan assets as of year end . . . . .  $       27,867   $21,104   $ 10,229   $  8,760
                                                    ===============  ========  =========  =========

Funded status as of year end . . . . . . . . . . .  $       (6,113)  $(8,833)  $(11,677)  $(11,948)
Unrecognized transition obligation (asset) . . . .               -       (77)     2,952      3,280
Unrecognized prior service cost. . . . . . . . . .             984       839     (2,216)      (462)
Unrecognized net actuarial loss. . . . . . . . . .           6,372     6,982      9,250      8,379
                                                    ---------------  --------  ---------  ---------
Prepaid (accrued) benefits at year end . . . . . .  $        1,243   $(1,089)  $ (1,691)  $   (751)
                                                    ===============  ========  =========  =========

     The Company also has a supplemental pension plan for certain employees. Pension costs for the years ended December 31, 2003, 2002, and 2001 were $392,000, $408,000, and $340,000, respectively, under this plan. This plan is funded in part through insurance contracts.

     Net periodic pension expense and other postretirement benefit costs include the following components:

                                                             For the years ended December 31,
                                                        Pension Benefits        Other Postretirement Benefits
                                                 2003          2002      2001     2003     2002     2001
                                            ---------------  --------  --------  -------  -------  -------
                                                                          (In thousands)
Service cost . . . . . . . . . . . . . . .  $          755   $   668   $   537   $  496   $  296   $  241
Interest cost. . . . . . . . . . . . . . .           1,900     1,849     1,737    1,316    1,119    1,043
Expected return on plan assets . . . . . .          (1,851)   (2,112)   (2,379)    (740)    (851)    (892)
Amortization of transition asset . . . . .             (77)     (164)     (164)                -        -
Amortization of prior service cost . . . .             147       147       147      (58)     (58)     (58)
Amortization of the transition obligation.               -         -         -      328      328      328
Recognized net actuarial gain. . . . . . .             294         -      (237)     381       60        -
                                            ---------------  --------  --------  -------  -------  -------
    Net periodic benefit cost (income) . .  $        1,168   $   388   $  (359)  $1,723   $  894   $  662
                                            ===============  ========  ========  =======  =======  =======

Assumptions used to determine pension and postretirement benefit costs and the related benefit obligations were:

  Assumptions used in benefit obligation measurement
                                          For the years ended December 31,
                                          Pension benefits Other Postretirement Benefits
                                          ---------------- -----------------------------
                                              2003   2002   2003    2002
                                              -----  -----  -----  ------
Weighted average assumptions as of year end:
Discount rate. . . . . . . . . . . . . . . .  6.00%  6.50%  6.00%   6.50%
Expected return on plan assets . . . . . . .  8.50%  9.00%  8.50%   8.50%
Rate of compensation increase. . . . . . . .  4.25%  4.25%  4.25%   4.25%
Medical inflation. . . . . . . . . . . . . .     -      -   9.25%  10.00%


  Assumptions used in periodic cost measurement
                                          For the years ended December 31,
                                         Pension benefits  Other Postretirement Benefits
                                        ----------------   -----------------------------
                                              2003   2002    2003   2002
                                              -----  -----  ------  -----
Weighted average assumptions as of year end:
Discount rate. . . . . . . . . . . . . . . .  6.50%  7.00%   6.50%  7.00%
Expected return on plan assets . . . . . . .  8.50%  9.00%   8.50%  8.50%
Rate of compensation increase. . . . . . . .  4.25%  4.25%   4.25%  4.25%
Medical inflation. . . . . . . . . . . . . .     -      -   10.00%  7.50%

For measurement purposes, a 9.25 percent annual rate of increase in the per capita cost of covered medical benefits was assumed for 2003. This rate of increase gradually declines to 5.5 percent in 2009. The medical trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point for all future years would increase the accumulated postretirement benefit obligation as of December 31, 2003 by $4.8 million and the total of the service and interest cost components of net periodic postretirement cost for the year ended December 31, 2003 by $434,000. Decreasing the trend rate by one percentage point for all future years would decrease the accumulated postretirement benefit obligation at December 31, 2003 by $3.8 million, and the total of the service and interest cost components of net periodic postretirement cost for 2003 by $339,000.
     The Company's defined benefit plan investment policy seeks to achieve sufficient growth to enable the pension plan to meet its future obligations and to maintain certain funded ratios and minimize near-term cost volatility. Current guidelines specify generally that 65 percent of plan assets be invested in equity securities, 30 percent of plan assets be invested in debt securities and the remainder be invested in alternative investments.
     The Company expects an annual long-term return for the defined benefit plan asset portfolios of 8.25 percent, based on a representative allocation within the target asset allocation described above. In formulating this assumed rate of return, the Company considered historical returns by asset category and expectations for future returns by asset category based, in part, on expected capital market performance of the next ten years.

                                    Pension Assets
Weighted Average Asset Allocation      For the years ended December 31,
                         2004 TARGET    2003     2002
                         ------------  -------  -------
Asset Category
Equity Securities . . .        65.00%   63.10%   59.61%
Debt Securities . . . .        30.00%   24.92%   31.65%
Real Estate . . . . . .         0.00%    0.00%    0.00%
Other . . . . . . . . .         0.00%    6.60%    8.74%
Alternative investments         5.00%    5.38%    0.00%
                         ------------  -------  -------
total . . . . . . . . .       100.00%  100.00%  100.00%
                         ============  =======  =======


I.  COMMITMENTS  AND  CONTINGENCIES

1. INDUSTRY RESTRUCTURING. The electric utility business is being subjected to rapidly increasing competitive pressures stemming from a combination of trends. Certain states, including all the New England states except Vermont, have enacted legislation to allow retail customers to choose their electric suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems. Recent power supply management difficulties in some regulatory jurisdictions, such as California, have dampened any immediate push towards deregulation in Vermont. Legislation has been introduced in the Vermont legislature that would permit (but not require) the Company to negotiate with individual customers to permit such customers to procure their own electric power supply requirements, subject to VPSB approval. We cannot predict whether this legislation will be enacted. If enacted, the Company would not negotiate any such arrangement unless in the Company's estimation, the arrangement assured the Company of full recovery of any resulting stranded costs and that the Company's financial condition would not otherwise be adversely affected. Alternative forms of performance-based regulation currently appear as possible intermediate steps towards deregulation. There can be no assurance that any potential future restructuring plan ordered by the VPSB, the courts, or through legislation will include a mechanism that would allow for full recovery of our stranded costs and include a fair return on those costs as they are being recovered.

2. ENVIRONMENTAL MATTERS. The electric industry typically uses or generates a range of potentially hazardous products in its operations. We must meet various land, water, air and aesthetic requirements as administered by local, state and federal regulatory agencies. We believe that we are in substantial compliance with these requirements, and that there are no outstanding material complaints about our compliance with present environmental protection regulations.

PINE STREET BARGE CANAL SUPERFUND SITE - In 1999 the Company entered into a United States District Court Consent Decree constituting a final settlement with the United States Environmental Protection Agency ("EPA"), the State of Vermont and numerous other parties of claims relating to a federal superfund site in Burlington, Vermont, known as the Pine Street Barge Canal. The consent decree resolves claims by the EPA for past site costs, natural resource damage claims and claims for past and future remediation costs. The consent decree also provides for the design and implementation of response actions at the site. In 2003, the Company expended $2.6 million to cover its obligations under the consent decree and we have estimated total future costs of the Company's net future obligations through 2033 under the consent decree to be $8.5 million. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We have also recorded a regulatory asset of $13.0 million to reflect future recovery of these costs, as well as past unrecovered costs. Pursuant to the Company's 2003 Rate Plan, as approved by the VPSB, the Company will begin to amortize past unrecovered costs in 2005. The Company will amortize the full amount of these costs, as they are incurred, over 20 years without a return. The amortization will be allowed in future rates, without disallowance or adjustment, until fully amortized.


CLEAN AIR ACT. The Company purchases most of its power supply from other utilities and does not anticipate that it will incur any material direct costs as a result of the Federal Clean Air Act or proposals to make more stringent regulations under that Act.

3.  JOINTLY-OWNED  FACILITIES.
The Company has joint-ownership interests in electric generating and transmission facilities at December 31, 2003, as follows:

                                                      Share of     Share of
                          Ownership  Share of        Utility     Accumulated
                          Interest   Capacity        Plant       Depreciation
                          ---------  ---------  ---------------  -------------
                           (In %)    (In MWh)            (In thousands)
Highgate . . . . . . . .       33.8       67.6  $        10,296  $       4,926
McNeil . . . . . . . . .       11.0        5.9            8,989          5,379
Stony Brook (No. 1). . .        8.8         31           10,377          8,965
Wyman (No. 4). . . . . .        1.1        6.8            1,980          1,380
Metallic Neutral Return.       59.4          -            1,563            806


Metallic Neutral Return is a neutral conductor for NEPOOL/Hydro-Quebec Interconnection
The Company's share of expenses for these facilities is reflected in the Consolidated Statements of Income. Each participant in these facilities must provide its own financing.

4.  RATE  MATTERS.

RETAIL RATE CASES - On December 22, 2003, the VPSB approved a three-year rate plan (the "2003 Rate Plan") jointly proposed earlier in the year by the Company and the Department. The 2003 Rate Plan, as approved, covers the period through 2006 and includes the following principal elements.
     The Company's rates will remain unchanged through 2004. The 2003 Rate Plan allows the Company to raise rates 1.9 percent, effective January 1, 2005, and an additional 0.9 percent, effective January 1, 2006, if the increases are supported by cost of service schedules submitted 60 days prior to the effective dates. If the Company's cost of service filings in 2005 or 2006 establish that a lesser rate increase in required for the Company to meet its revenue requirements, the Company will implement the lesser rate increase.
     The Company may seek additional rate increases in extraordinary circumstances, such as severe storm repair costs, natural disasters, extended unanticipated unit outages, or significant losses of customer load.
     The  Company's  allowed  return  on equity is reduced from 11.25 percent to
10.5 percent, for the period January 1, 2003 through December 31, 2006. During the same period, the Company's earnings on core utility operations are capped at
     10.5 percent. If excess earnings result in 2004, they will be applied to reduce regulatory assets. Excess earnings in 2005 or 2006 will be refunded to customers as a credit on customer bills or applied to reduce regulatory assets, as the Department directs.
     The Company will carry forward into 2004 $3.0 million in deferred revenue remaining at December 31, 2003 from the Company's 2001 rate case settlement summarized below. The Company will amortize (recover) certain regulatory assets, including Pine Street Barge Canal environmental site costs and past demand-side management program costs, beginning in January 2005, with those amortizations to be allowed in future rates. Pine Street costs will be recovered over a twenty-year period without a return.
     The Company will file with the VPSB in early 2004 a new fully allocated cost of service study and rate re-design, which will allocate the Company's revenue requirement among all customer classes on the basis of current costs. The new rate design will be subject to VPSB approval.
     The Company and the Department have agreed to work cooperatively to develop and propose an alternative regulation plan as authorized by legislation enacted in Vermont in 2003. The target for filing such a plan is April 2004. If the Company and Department agree on such a plan, and it is approved by the VPSB, the alternative regulation plan would supersede the 2003 Rate Plan.

     In January 2001, the VPSB approved a rate case settlement between the Company and the Department (the "2001 Settlement Order"). The final settlement, as approved, included the following:


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

5.  DEFERRED  CHARGES  NOT  INCLUDED  IN  RATE  BASE.
     The Company has incurred and deferred approximately $11.1 million in costs for Pine Street, tree trimming, storm damage, and regulatory commission work of which approximately $408,000 is being amortized on an annual basis. Currently, the Company amortizes such costs based on amounts being recovered and does not receive a return on amounts deferred. Management expects to recover these costs over periods ranging from five to twenty years beginning January 1, 2005, pursuant to the 2003 Rate Plan. The 2001 Settlement Order requires the remaining balance and future expenditures of deferred regulatory commission charges be amortized over seven years.

6.  COMPETITION.
     During 2001, the Town of Rockingham (Rockingham), Vermont initiated inquiries and legal procedures to establish its own electric utility, seeking to purchase the Bellows Falls hydroelectric facility from a third party, and the associated distribution plant owned by the Company within the town. In March 2002, voters in Rockingham approved an article authorizing Rockingham to create a municipal utility by acting to acquire a municipal plant, which would include the electric distribution systems of the Company and/or Central Vermont Public Service Corporation.

     In November 2003, Rockingham notified the Company that the town intended to initiate proceedings before the town selectboard to condemn the Company's distribution and associated property located within the town. The Company sought and obtained in December 2003 a preliminary injunction from the State Superior Court prohibiting the town from proceeding with condemnation before the selectboard. The Company successfully argued that Vermont law required Rockingham to pursue any such municipalization effort by petition to the VPSB, which is required to determine both the fair value of any assets subject to municipalization and the amount of damages to the utility caused by severance of the property subject to municipalization. The preliminary injunction remains in effect and Rockingham has not filed any petition with the VPSB seeking to municipalize assets. The Company receives annual revenues of approximately $4.0 million from its customers in Rockingham. Should Rockingham create a municipal system, the Company would vigorously pursue its right to receive just compensation from Rockingham. Such compensation would include full reimbursement for Company assets, if acquired, and full reimbursement of any other costs associated with the loss of customers in Rockingham, to assure that neither our remaining customers nor our shareholders effectively subsidize a Rockingham municipal utility.
7.  OTHER  LEGAL  MATTERS.
     In 2002, the owners of property along the shoreline of Joe's Pond, an impoundment located in Danville, Vermont, created by the Company's West Danville hydroelectric generating facility, filed an inquiry with the VPSB seeking review of certain dam improvements made by the Company in 1995, complaining that the Company did not obtain all necessary regulatory approvals for the 1995 improvements and that the Company's improvements and subsequent operation of the dam have caused flooding of the shoreline and property damage. The Company has petitioned the VPSB to make additional dam improvements at the facility at an estimated cost of $350,000. The VPSB must approve the Company's petition before the proposed improvements can be implemented. This regulatory proceeding is pending and the Company is unable to predict whether the Company's petition will be approved or whether the VPSB will impose regulatory conditions or penalties in connection with this proceeding.

     The Company is involved in other legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material effect on the financial position or the results of operations of the Company.

J.     OBLIGATIONS  UNDER  TRANSMISSION  INTERCONNECTION  SUPPORT  AGREEMENT

     Agreements executed in 1985 among the Company, VELCO and other NEPOOL members and Hydro-Quebec provided for the construction of the second phase (Phase II) of the interconnection between the New England electric systems and that of Hydro-Quebec. Phase II expands the Phase I facilities from 690 megawatts to 2,000 megawatts and provides for transmission of Hydro-Quebec power from the Phase I terminal in northern New Hampshire to Sandy Pond, Massachusetts. Construction of Phase II commenced in 1988 and was completed in late 1990. The Company is entitled to 3.2 percent of the Phase II power-supply benefits. Total construction costs for Phase II were approximately $487 million. The New England participants, including the Company, have contracted to pay monthly their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. As a supporting participant, the Company must make support payments under thirty-year agreements. These support agreements meet the capital lease accounting requirements. At December 31, 2003, the present value of the Company's obligation is approximately $4.6 million.

     Projected future minimum payments under the Phase II support agreements are as follows:

Year ending
                       December 31
                     ---------------
                     (In thousands)
2004. . . . . . . .  $           387
2005. . . . . . . .              387
2006. . . . . . . .              387
2007. . . . . . . .              387
2008. . . . . . . .              387
Total for 2009-2015            2,712
    Total . . . . .  $         4,647
                     ===============

The Phase II portion of the project is owned by New England Hydro-Transmission Electric Company and New England Hydro-Transmission Corporation, subsidiaries of National Grid USA. Certain of the Phase II participating utilities, including the Company, own equity interests in such companies. The Company holds approximately 3.2 percent of the equity of the corporations owning the Phase II facilities and accounts for its ownership under the equity method of accounting.

K.     LONG-TERM  POWER  PURCHASES

1.  UNIT  PURCHASES.
     Under long-term contracts with various electric utilities in the region, the Company is purchasing certain percentages of the electrical output of production plants constructed and financed by those utilities. Such contracts obligate the Company to pay certain minimum annual amounts representing the Company's proportionate share of fixed costs, including debt service requirements, whether or not the production plants are operating. The cost of power obtained under such long-term contracts, including payments required when a production plant is not operating, is reflected as "Power Supply Expenses" in the accompanying Consolidated Statements of Income.

     Information (including estimates for the Company's portion of certain minimum costs and ascribed long-term debt) with regard to significant purchased power contracts of this type in effect during 2003 follows:

                                                                STONY
                                                                BROOK
                                                       -----------------------
                                                       (Dollars in thousands)
Plant capacity                                                       352.0 MW
Company's share of output                                                4.40%
Contract period expires:                                                 2006
Company's annual share of:
                                   Interest            $                  128
                                   Other debt service                     444
                                   Other capacity                         535
Total annual capacity                                  $                1,107
                                                       =======================

Company's share of long-term debt                      $                1,817

2.  VERMONT  YANKEE
     The Company has a long-term power purchase contract with VY, which sold its nuclear power plant to ENVY on July 31, 2002. The Company is no longer required to pay its proportionate share of fixed costs associated with the ENVY plant, including when the plant is not operating, though the Company is responsible for finding replacement power at such times.

     The VY sale of its nuclear power plant to ENVY also calls for ENVY, through its power contract with VY, to provide 20 percent of the plant output to the Company through 2012, which represents approximately 35 percent of the Company's energy requirements.

     A summary of the Purchase Power Agreement, including projected charges for the years indicated, follows:

                                                        Vermont Yankee
                                                              Contract
                                                             ----------
(Dollars in thousands except per KWh)
Capacity acquired                                               106 MW
Contract period expires                                           2012
Company's share of output                                           20%
Annual energy charge                                   2003  $  37,288
                                       estimated  2004-2015  $  32,377
Average cost per KWh                                   2003  $   0.042
                                       estimated  2004-2015  $   0.042

Payments totaling $0.5 million were made in 2002 to VY's non-Vermont sponsors in return for guarantees those sponsors made to ENVY to finalize the VY sale.

     The Company received its share of the VY power plant sale proceeds, approximately $8.2 million, during October 2003, and used the proceeds to retire debt.

3.  HYDRO-QUEBEC
       Under various contracts, summarized in the table below, the Company purchases capacity and associated energy produced by the Hydro-Quebec system. Such contracts obligate the Company to pay certain fixed capacity costs whether or not energy purchases above a minimum level set forth in the contracts are made. Such minimum energy purchases must be made whether or not other, less expensive energy sources might be available. These contracts are intended to complement the other components in the Company's power supply to achieve the most economic power supply mix available. The Company's current purchases pursuant to the contract with Hydro-Quebec entered into in December 1987 (the "1987 Contract") are as follows: (1) Schedule B -- 68 megawatts of firm capacity and associated energy to be delivered at the Highgate interconnection for twenty years beginning in September 1995; and (2) Schedule C3 -- 46 megawatts of firm capacity and associated energy to be delivered at interconnections to be determined at any time for 20 years, which began in November 1995. There are specific step-up provisions that provide that in the event any 1987 Contract participant fails to meet its obligation under the 1987 Contract with Hydro-Quebec, the remaining contract participants, including the Company, will step-up to the defaulting participant's share on a prorated basis.

     Hydro-Quebec also has the right to reduce the load factor from 75 percent to 65 percent under the 1987 Contract a total of three times over the life of the contract. The Company can delay such reduction by one year under the 1987 Contract. During 2001, Hydro-Quebec exercised the first of these options for 2002, and the Company delayed the effective date of this exercise until 2003. The Company estimates that the net cost of Hydro-Quebec's exercise of its option increased power supply expense during 2003 by approximately $1.2 million.

     During 2003, Hydro-Quebec exercised its second option to reduce the load factor for 2004, and we expect Hydro-Quebec to exercise its third option in 2004 for deliveries occurring principally during 2005. Hydro-Quebec also retains the right to curtail annual energy deliveries by 10 percent up to five times, over the 2001 to 2015 period, if documented drought conditions exist in Quebec. Under the 1987 Contract, Vermont joint owners, including the Company, have two remaining options to adjust deliveries by a five percent load factor. These cannot be used to offset Hydro-Quebec's reductions through 2005, but may be used after 2005 to manage power supply costs.

     All of the Company's contracts with Hydro-Quebec call for the delivery of system power and are not related to any particular facilities in the Hydro-Quebec system. Consequently, there are no identifiable debt-service charges associated with any particular Hydro-Quebec facility that can be distinguished from the overall charges paid under the contracts.

     A summary of the Hydro-Quebec contracts, including historic and projected charges for the years indicated, follows:

                                                        THE 1987 CONTRACT
                                                            SCHEDULE B                       SCHEDULE C3
                                                --------------------------------------  ----  -------------
                                                (Dollars in thousands except per KWh)
Capacity acquired                                                               68 MW                46 MW
Contract period                                                             1995-2015            1995-2015
Minimum energy purchase                                                        65%-75%              65%-75%
(annual load factor)
Annual energy charge                      2003  $                              10,565         $      7,219
                          estimated  2004-2015                                 13,756    (1)         9,400    (1)
Annual capacity charge                    2003  $                              16,857         $     11,519
                          estimated  2004-2015  $                              17,122    (1)  $     11,699    (1)
Average cost per KWh                      2003  $                               0.071         $      0.071
                          estimated  2004-2015  $                               0.064    (2)  $      0.064    (2)

(1)Estimated  average  includes  load  factor  reduction  to  65 percent in 2004
(2)Estimated average in nominal dollars levelized over the period indicated includes amortization of payments to Hydro-Quebec

     Under a separate arrangement established in December 1997 (the "9701 arrangement"), Hydro-Quebec provided a payment of $8.0 million to the Company in 1997. In return for this payment, the Company provided Hydro-Quebec an option for the purchase of power. Commencing April 1, 1998, and effective through October 2015, Hydro-Quebec can exercise an option to purchase up to 52,500 MWh ("option A") on an annual basis, at energy prices established in accordance with the 1987 Contract. The cumulative amount of energy purchased under the 9701 arrangement shall not exceed 950,000 MWh. Hydro-Quebec's option to curtail energy deliveries pursuant to the 1987 Contract may be exercised in addition to these purchase options.

     Over the same period, Hydro-Quebec can exercise an option on an annual basis to purchase a total of 600,000 MWh ("option B") at the 1987 Contract energy price. Hydro-Quebec can purchase no more than 200,000 MWh in any given contract year ending October 31. As of December 31, 2003, Hydro-Quebec had purchased or called to purchase 513,000 MWh under option B.

     In 2003, Hydro-Quebec exercised option A and option B, and called for delivery to third parties at a net expense to the Company of approximately $4.5 million, including capacity charges.

     In 2002, Hydro-Quebec exercised option A and called for deliveries to third parties at a net expense to the Company of approximately $3.0 million, including capacity charges.

     In 2001, Hydro-Quebec exercised option A and option B, and called for deliveries to third parties at a net expense to the Company of approximately $6.5 million, including capacity charges.

     The Company believes that it is probable that Hydro-Quebec will call options A and B for 2004, and has purchased replacement power at an incremental cost of $3.2 million. The Company has also covered 54 percent of expected calls during 2005 at an incremental cost of $1.1 million.

4.  MORGAN  STANLEY  CONTRACT
     In February 1999, the Company entered into a contract with MS. In August 2002, the MS contract was modified and extended to December 31, 2006. The contract provides the Company a means of managing price risks associated with changing fossil fuel prices. On a daily basis, and at MS's discretion, the Company will sell power to MS from either (i) all or part of our portfolio of power resources at predefined operating and pricing parameters or (ii) any power resources available to the Company, provided that sales of power from sources other than Company-owned generation comply with the predefined operating and pricing parameters. MS then sells to us, at a predefined price, power sufficient to serve pre-established load requirements. MS is also responsible for scheduling supply resources. The Company remains responsible for resource performance and availability. MS provides no coverage against major unscheduled outages.

     Beginning January 1, 2004, the Company will reduce the power that it sells to MS. The reduction in sales is expected to reduce wholesale revenues by approximately $65 million, and power supply expense by a similar amount. The Company does not expect the change to adversely affect its opportunity to earn its allowed rate of return during 2004.

     The Company and MS have agreed to the protocols that are used to schedule power sales and purchases and to secure necessary transmission. The MS contract is a derivative that includes a risk premium above expected future costs of electricity.

L.  DISCONTINUED  OPERATIONS.
     The Company has sold or otherwise disposed of a significant portion of the operations and assets of NWR, which owned and invested in energy generation, energy efficiency, and wastewater treatment projects. The net reserve for loss from discontinued operations reflects management's current estimate. The residual operations earned $0.01 per share in 2003 and $0.02 per share in 2002, primarily as a result of adjustments to a reserve for warranty claims. At December 31, 2003, assets remaining include a wind power partnership investment, a note receivable from a regional hydro-power project, and notes receivable and equity investments with two wastewater treatment projects, one of which has risk factors that include the outcome of warranty litigation, and future cash requirements necessary to minimize costs of winding down wastewater operations. Several municipalities using wastewater treatment equipment have commenced or threatened litigation against NWR. The ultimate loss remains subject to the disposition of remaining assets and liabilities, and could exceed the amounts recorded. The following illustrates the results and financial statement impact of discontinued operations during and at the periods shown:


                                                  2003                 2002    2001
                                    --------------------------------  ------  -------
                                    (In thousands except per share)
Revenues . . . . . . . . . . . . .  $                              -  $   88  $  156
                                    --------------------------------  ------  -------
Gain (loss) on disposal. . . . . .                                79      99    (182)
Net income (loss). . . . . . . . .  $                             79  $   99  $ (182)
                                    ================================  ======  =======
Net income (loss) per share-basic.  $                           0.01  $ 0.02  $(0.03)
Proceeds from asset sales. . . . .  $                              -  $    -  $    -
Total assets . . . . . . . . . . .  $                          1,488  $1,622  $2,700
State income taxes . . . . . . . .  $                             12  $   19  $ (175)
Federal income taxes . . . . . . .                                39      52    (550)
Investment tax credits . . . . . .                                 -       -       -
                                    --------------------------------  ------  -------
Income tax expense (benefit) . . .  $                             51  $   71  $ (725)
                                    ================================  ======  =======

M.  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

     The following quarterly financial information, in the opinion of management, includes all adjustments necessary to a fair statement of results of operations for such periods. Variations between quarters reflect the seasonal nature of the Company's business and the timing of rate changes.


                                           2003  Quarter  ended
                                                 MARCH      JUNE    SEPTEMBER   DECEMBER    TOTAL
                                                --------  --------  ----------  ---------  --------
(Amounts in thousands except per share data)
Operating revenues . . . . . . . . . . . . . .  $72,945   $64,455   $   71,975  $  71,095  $280,470
Operating income . . . . . . . . . . . . . . .    5,231     2,425        4,302      3,348    15,306
Net income-continuing operations . . . . . . .  $ 4,084   $ 1,120   $    3,034  $   2,087  $ 10,325
Net income-discontinued operations . . . . . .      (13)       (8)           6         94        79
Net Income applicable to common stock. . . . .  $ 4,071   $ 1,112   $    3,040  $   2,181  $ 10,404
                                                ========  ========  ==========  =========  ========
Basic earnings per share from:
Continuing operations. . . . . . . . . . . . .  $  0.82   $  0.22   $     0.61       0.43  $   2.08
Discontinued operations. . . . . . . . . . . .        -         -            -       0.01      0.01
Basic earnings per share . . . . . . . . . . .  $  0.82   $  0.22   $     0.61  $    0.44  $   2.09
                                                ========  ========  ==========  =========  ========
Weighted average common shares outstanding . .    4,959     4,969        4,982      5,009     4,980
Diluted earnings per share from:
Continuing operations. . . . . . . . . . . . .  $  0.80   $  0.22   $     0.59       0.40  $   2.01
Discontinued operations. . . . . . . . . . . .        -         -            -       0.01      0.01
Diluted earnings per share . . . . . . . . . .  $  0.80   $  0.22   $     0.59  $    0.41  $   2.02
                                                ========  ========  ==========  =========  ========
Weighted average common and common equivalent.    5,118     5,129        5,141      5,165     5,140
shares outstanding


                                           2002  Quarter  ended
                                                 MARCH    JUNE    SEPTEMBER   DECEMBER    TOTAL
                                                -------  -------  ----------  ---------  --------
(Amounts in thousands except per share data)
Operating revenues . . . . . . . . . . . . . .  $68,866  $65,135  $   73,477  $  67,130  $274,608
Operating income . . . . . . . . . . . . . . .    4,441    2,814       3,745      4,080    15,080
Net income-continuing operations . . . . . . .  $ 3,354  $ 1,875  $    3,042  $   3,028  $ 11,299
Net income-discontinued operations . . . . . .        -        -           -         99        99
Net Income applicable to common stock. . . . .  $ 3,354  $ 1,875  $    3,042  $   3,127  $ 11,398
                                                =======  =======  ==========  =========  ========
Basic earnings per share from:
Continuing operations. . . . . . . . . . . . .  $  0.59  $  0.33  $     0.53       0.57  $   2.02
Discontinued operations. . . . . . . . . . . .        -        -           -       0.02      0.02
Basic earnings per share . . . . . . . . . . .  $  0.59  $  0.33  $     0.53  $    0.59  $   2.04
                                                =======  =======  ==========  =========  ========
Weighted average common shares outstanding . .    5,691    5,711       5,723      5,333     5,756
Diluted earnings per share from:
Continuing operations. . . . . . . . . . . . .  $  0.57  $  0.32  $     0.52       0.55  $   1.96
Discontinued operations. . . . . . . . . . . .        -        -           -       0.02      0.02
Diluted earnings per share . . . . . . . . . .  $  0.57  $  0.32  $     0.52  $    0.57  $   1.98
                                                =======  =======  ==========  =========  ========
Weighted average common and common equivalent.    5,870    5,877       5,879      5,497     5,756
shares outstanding


                                           2001  Quarter  ended
                                                 MARCH     JUNE    SEPTEMBER    DECEMBER     TOTAL
                                                -------  --------  ----------  ----------  ---------
(Amounts in thousands except per share data)
Operating revenues . . . . . . . . . . . . . .  $74,796  $67,471   $   76,051  $  65,146   $283,464
Operating income . . . . . . . . . . . . . . .    4,575    4,275        4,573      3,036     16,459
Net income-continuing operations . . . . . . .  $ 2,914  $ 2,884   $    3,387  $   1,675   $ 10,860
Net loss-discontinued operations . . . . . . .        -     (150)           -        (32)      (182)
Net Income applicable to common stock. . . . .  $ 2,914  $ 2,734   $    3,387  $   1,643   $ 10,678
                                                =======  ========  ==========  ==========  =========
Basic earnings (loss) per share from:
Continuing operations. . . . . . . . . . . . .  $  0.52  $  0.52   $     0.60  $    0.29   $   1.93
Discontinued operations. . . . . . . . . . . .        -    (0.03)           -          -      (0.03)
Basic earnings per share . . . . . . . . . . .  $  0.52  $  0.49   $     0.60  $    0.29   $   1.90
                                                =======  ========  ==========  ==========  =========
Weighted average common shares outstanding . .    5,588    5,615        5,644      5,672      5,630
Diluted earnings (loss) per share from:
Continuing operations. . . . . . . . . . . . .  $  0.51  $  0.50   $     0.58  $    0.29   $   1.88
Discontinued operations. . . . . . . . . . . .        -    (0.03)           -          -      (0.03)
Diluted earnings (loss) per share: . . . . . .  $  0.51  $  0.47   $     0.58  $    0.29   $   1.85
                                                =======  ========  ==========  ==========  =========
Weighted average common and common equivalent.    5,741    5,777        5,814      5,848          -
shares outstanding

Independent  Auditors'  Report
 To  the  Board  of  Directors  of
 Green  Mountain  Power  Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Green Mountain Power Corporation and subsidiaries (the Company) as of December 31, 2003, and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders equity and cash flows for each of the two years in the period ended December 31, 2003. The financial statements of Green Mountain Power Corporation and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion which included an emphasis of matter paragraph on those financial statements in their report dated March 12, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Power Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.




Deloitte  &  Touche,  LLP
/s/Deloitte  &  Touche,  LLP
Boston,  Massachusetts
February  25,  2004

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

Schedule  II
GREEN  MOUNTAIN  POWER  CORPORATION
VALUATION  AND  QUALIFYING  ACCOUNTS  AND  RESERVES
For  the  Years  Ended  December  31,  2003,  2002,  and  2001
                                                  Balance at     Additions        Additions              Balance at
                                                Beginning of     Charged to      Charged to                  End of
                                                  Period     Cost & Expenses   Other Accounts  Deductions    Period
                                                -----------  ----------------  --------------  ----------  -----------
Injuries and Damages (1)
----------------------------------------------
2003 . . . . . . . . . . . . . . . . . . . . .  $10,489,506         (521,493)               -   1,522,330  $ 8,445,683
2002 . . . . . . . . . . . . . . . . . . . . .   12,064,548          325,000          134,505   2,034,547   10,489,506
2001 . . . . . . . . . . . . . . . . . . . . .   13,382,713          212,555          312,229   1,842,949   12,064,548


Allowance for Doubtful Accounts
----------------------------------------------
2003 . . . . . . . . . . . . . . . . . . . . .      547,316          143,214                -           -      690,530
2002 . . . . . . . . . . . . . . . . . . . . .      575,890                -           37,270      65,844      547,316
2001 . . . . . . . . . . . . . . . . . . . . .      425,890          150,000                                   575,890

(1) Includes Pine Street Barge Canal reserves

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Stockholders of Green Mountain Power Corporation
Colchester,  VT

We have audited the financial statements of Green Mountain Power Corporation as of December 31, 2003 and 2002 and for each of the two years in the period ended December 31, 2003, and have issued our report thereon dated February 25, 2004; such report is included elsewhere in this Form 10-K. Our audit also included the 2003 and 2002 information included in the financial statement schedule of Green Mountain Power Corporation, listed in Item 8. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2003 and 2002 information included in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule of Green Mountain Power Corporation and subsidiaries as of December 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on that schedule  in  their  report  dated  March  12,  2002.

/s/DELOITTE  &  TOUCHE  LLP
Boston,  MA
February  25,  2004

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

ITEM  9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
                ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
     The July 17, 2002 decision to engage Deloitte & Touche LLP was made after careful consideration by the Green Mountain Power Corporation Board of Directors and senior management. The decision was not the result of any disagreement between Green Mountain Power and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, for any periods audited and reported on by Arthur Andersen. Arthur Anderson's audit reports for the year ended December 31, 2001 did not contain any qualification, modification, or disclaimers.

ITEM  9A.  CONTROLS  AND  PROCEDURES
     Pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including Christopher L. Dutton, President and Chief Executive Officer and Robert J. Griffin, Chief Financial Officer, Vice President and Treasurer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, Vice President and Treasurer (principal financial officer) concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEMS  10,  11,  12  AND  13

     Certain information regarding executive officers called for by Item 10, "Directors and Executive Officers of the Registrant," is furnished under the caption, "Executive Officers" in Item 1 of Part I of this Report. The other information called for by Item 10, as well as that called for by Items 11, 12, and 13, "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," will be set forth under the captions "Election of Directors," Board Compensation, Meetings, Committees and Other Relationships, "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation and Other Information", "Compensation Committee Report on Executive Compensation", "Pension Plan Information and Other Benefits" and "Securities Ownership of
Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to its annual meeting of stockholders to be held on May 20, 2004. Such information is incorporated herein by reference. Such proxy statement pertains to the election of directors and other matters. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in March 2004.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
Fees  Paid  to  Deloitte  &  Touche
During the fiscal year ended December 31, 2003, Deloitte & Touche was employed principally to perform the annual audit and to render other services. Fees paid to Deloitte & Touche for services rendered in fiscal years 2002 and 2003 are listed in the following table.

     Years  ended  December  31,

                                  2003      2002
                                --------  --------
Audit Fees . . . . . . . . . .  $160,471  $162,484
Audit-Related Fees . . . . . .     7,000         -
Tax Services Fees. . . . . . .    36,577    54,147
All other fees . . . . . . . .         -         -
Total Deloitte and Touche fees  $204,048  $216,631
                                ========  ========



Fees paid during 2002 include audit fees of $9,000 and tax fees of $6,050 paid to Arthur Andersen for services rendered during 2002.
Audit Fees include fees for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, such as procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the Securities and Exchange Commission. Audit-Related Fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to assistance with implementation of the new Securities and Exchange Commission and Sarbanes-Oxley Act of 2002 requirements. Audit-related fees also include audits of employee benefit plans.
Tax Fees primarily include fees associated with tax audits, tax compliance, tax consulting, as well as tax planning.
ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K
Item 15(a)1. Financial Statements and Schedules. The financial statements and financial statement schedules of the Company are listed on the Index to financial statements set forth in Item 8 hereof.
Item 15(b) The following filings on Form 8-K were filed by the Company on the topic and date indicated:

On December 23, 2003, a Form 8-K filing announced the VPSB approval of a Memorandum of Understanding with the DPS regarding rate stability, rate increases, and the amortization of the Pine Street Barge Canal costs.

On December 10, 2003, a Form 8-K filing announced that the Board of Directors had approved changes to the Company's Bylaws.

On  December  3, 2003, a Form 8-K filing announced a presentation by Christopher
L. Dutton, the President and CEO, and Robert J. Griffin, CFO, at an electric industry conference entitled "Investing in the Electric Utilities Industry".

The accompanying notes are an integral part of these consolidated financial statements.


          ITEM  15(A)3  AND  ITEM  15C.  EXHIBITS          SEC  DOCKET
               ,     INCORPORATED  BY
     EXHIBIT               REFERENCE  OR

  NUMBER    DESCRIPTION                                                      EXHIBIT      PAGE FILED HEREWITH
----------  --------------------------------------------------------------  ----------  -----------------------
       3-A  RESTATED ARTICLES OF ASSOCIATION, AS CERTIFIED . . . . . . . .         3-A  FORM 10-K 1993
            JUNE 6, 1991.                                                                              (1-8291)
     3-A-1  AMENDMENT TO 3-A ABOVE, DATED AS OF MAY 20, 1993.. . . . . . .       3-A-1  FORM 10-K 1993
                                                                                                       (1-8291)
     3-A-2  AMENDMENT TO 3-A ABOVE, DATED AS OF OCTOBER 11, 1996.. . . . .       3-A-2  FORM 10-Q SEPT.
                                                                                                  1996 (1-8291)
       3-B  BY-LAWS OF THE COMPANY, AS AMENDED . . . . . . . . . . . . . .         3-B  FORM 10-K 1996
            FEBRUARY 10, 1997.                                                                         (1-8291)
       3-C  BY-LAWS OF THE COMPANY, AS AMENDED . . . . . . . . . . . . . .         3-C  FORM 8-K DEC. 12, 2004
            DECEMBER 8, 2004                                                                           (1-8291)
     4-B-1  INDENTURE OF FIRST MORTGAGE AND DEED OF TRUST. . . . . . . . .         4-B                 2-27300
            DATED AS OF FEBRUARY 1, 1955.
     4-B-2  FIRST SUPPLEMENTAL INDENTURE DATED AS OF . . . . . . . . . . .       4-B-2                 2-75293
            APRIL 1, 1961.
     4-B-3  SECOND SUPPLEMENTAL INDENTURE DATED AS OF. . . . . . . . . . .       4-B-3                 2-75293
            JANUARY 1, 1966.
     4-B-4  THIRD SUPPLEMENTAL INDENTURE DATED AS OF . . . . . . . . . . .       4-B-4                 2-75293
            JULY 1, 1968.
     4-B-5  FOURTH SUPPLEMENTAL INDENTURE DATED AS OF. . . . . . . . . . .       4-B-5                 2-75293
            OCTOBER 1, 1969.
     4-B-6  FIFTH SUPPLEMENTAL INDENTURE DATED AS OF . . . . . . . . . . .       4-B-6                 2-75293
            DECEMBER 1, 1973.
     4-B-7  SEVENTH SUPPLEMENTAL INDENTURE DATED AS. . . . . . . . . . . .       4-A-7                 2-99643
            AUGUST 1, 1976.
     4-B-8  EIGHTH SUPPLEMENTAL INDENTURE DATED AS OF. . . . . . . . . . .       4-A-8                 2-99643
            DECEMBER 1, 1979.
     4-B-9  NINTH SUPPLEMENTAL INDENTURE DATED AS OF . . . . . . . . . . .       4-B-9                 2-99643
            JULY 15, 1985.
    4-B-10  TENTH SUPPLEMENTAL INDENTURE DATED AS OF . . . . . . . . . . .      4-B-10  FORM 10-K 1989
            JUNE 15, 1989.                                                                             (1-8291)
    4-B-11  ELEVENTH SUPPLEMENTAL INDENTURE DATED AS OF. . . . . . . . . .      4-B-11  FORM 10-Q SEPT.
            SEPTEMBER 1, 1990.                                                                    1990 (1-8291)
    4-B-12  TWELFTH SUPPLEMENTAL INDENTURE DATED AS OF . . . . . . . . . .      4-B-12  FORM 10-K 1991
            MARCH 1, 1992.                                                                             (1-8291)
    4-B-13  THIRTEENTH SUPPLEMENTAL INDENTURE DATED AS OF. . . . . . . . .      4-B-13  FORM 10-K 1991
            MARCH 1, 1992.                                                                             (1-8291)
    4-B-14  FOURTEENTH SUPPLEMENTAL INDENTURE DATED AS OF. . . . . . . . .      4-B-14  FORM 10-K 1993
            NOVEMBER 1, 1993.                                                                          (1-8291)
    4-B-15  FIFTEENTH SUPPLEMENTAL INDENTURE DATED AS OF . . . . . . . . .      4-B-15  FORM 10-K 1993
            NOVEMBER 1, 1993.                                                                          (1-8291)
    4-B-16  SIXTEENTH SUPPLEMENTAL INDENTURE DATED AS OF . . . . . . . . .      4-B-16  FORM 10-K 1995
            DECEMBER 1, 1995.                                                                          (1-8291)
    4-B-17  REVISED FORM OF INDENTURE AS FILED AS AN EXHIBIT . . . . . . .      4-B-17  FORM 10-Q SEPT.
            TO REGISTRATION STATEMENT NO. 33-59383.                                               1995 (1-8291)
    4-B-18  CREDIT AGREEMENT BY AND AMONG GREEN MOUNTAIN POWER . . . . . .      4-B-18  FORM 10-K 1997
            THE BANK OF NOVA SCOTIA, STATE STREET BANK AND                                             (1-8291)
            TRUST COMPANY, FLEET NATIONAL BANK, AND FLEET
            NATIONAL BANK, AS AGENT
 4-B-18(A)  AMENDMENT TO EXHIBIT 4-B-18. . . . . . . . . . . . . . . . . .   4-B-18(A)  FORM 10-Q SEPT.
                                                                                                  1998 (1-8291)
    4-B-19  SEVENTEENTH SUPPLEMENTAL INDENTURE DATED AS OF . . . . . . . .      4-B-19  FORM 10-K 2002
            DECEMBER 1, 2002                                                                           (1-8291)
      10-A  FORM OF INSURANCE POLICY ISSUED BY PACIFIC . . . . . . . . . .        10-A                 33-8146
            INSURANCE COMPANY, WITH RESPECT TO
            INDEMNIFICATION OF DIRECTORS AND OFFICERS.
    10-B-1  FIRM POWER CONTRACT DATED SEPTEMBER 16, 1958,. . . . . . . . .        13-B                 2-27300
            BETWEEN THE COMPANY AND THE STATE OF VERMONT
            AND SUPPLEMENTS  THERETO DATED SEPTEMBER 19,
            1958; NOVEMBER 15, 1958;  OCTOBER 1, 1960 AND
            FEBRUARY 1, 1964.
    10-B-2  POWER CONTRACT, DATED FEBRUARY 1, 1968, BETWEEN THE COMPANY. .        13-D                 2-34346
            AND VERMONT YANKEE NUCLEAR POWER CORPORATION.
    10-B-3  AMENDMENT, DATED JUNE 1, 1972, TO POWER CONTRACT . . . . . . .      13-F-1                 2-49697
            BETWEEN THE COMPANY AND VERMONT YANKEE NUCLEAR
            POWER CORPORATION.
 10-B-3(A)  AMENDMENT, DATED APRIL 15, 1983, TO POWER. . . . . . . . . . .   10-B-3(A)                 33-8164
            CONTRACT BETWEEN THE COMPANY AND VERMONT
            YANKEE NUCLEAR POWER CORPORATION.
 10-B-3(B)  ADDITIONAL POWER CONTRACT, DATED . . . . . . . . . . . . . . .   10-B-3(B)                 33-8164
            FEBRUARY 1, 1984,BETWEEN THE COMPANY AND
            VERMONT YANKEE NUCLEAR POWER CORPORATION.
    10-B-4  CAPITAL FUNDS AGREEMENT, DATED FEBRUARY 1, . . . . . . . . . .        13-E                 2-34346
            1968, BETWEEN THE COMPANY AND VERMONT
            YANKEE NUCLEAR POWER CORPORATION.
    10-B-5  AMENDMENT, DATED MARCH 12, 1968, TO CAPITAL. . . . . . . . . .        13-F                 2-34346
            FUNDS AGREEMENT BETWEEN THE COMPANY AND
            VERMONT YANKEE NUCLEAR POWER CORPORATION.
    10-B-6  GUARANTEE AGREEMENT, DATED NOVEMBER 5, 1981, OF THE. . . . . .      10-B-6                 2-75293
            COMPANY FOR ITS PROPORTIONATE SHARE OF THE OBLIGATIONS
            OF VERMONT YANKEE NUCLEAR POWER CORPORATION
            UNDER A $40 MILLION LOAN ARRANGEMENT.
    10-B-7  THREE-PARTY POWER AGREEMENT AMONG THE COMPANY, . . . . . . . .        13-I                 2-49697
            VELCO AND CENTRAL VERMONT PUBLIC SERVICE
            CORPORATION DATED NOVEMBER 21, 1969.
    10-B-8  AMENDMENT TO EXHIBIT 10-B-7, DATED JUNE 1, 1981. . . . . . . .      10-B-8                 2-75293
    10-B-9  THREE-PARTY TRANSMISSION AGREEMENT AMONG THE . . . . . . . . .        13-J                 2-49697
            COMPANY, VELCO AND CENTRAL VERMONT PUBLIC
            SERVICE CORPORATION, DATED NOVEMBER 21, 1969.
   10-B-10  AMENDMENT TO EXHIBIT 10-B-9, DATED JUNE 1, 1981. . . . . . . .     10-B-10                 2-75293
   10-B-14  AGREEMENT WITH CENTRAL MAINE POWER COMPANY ET. . . . . . . . .        5.16                 2-52900
            AL, TO ENTER INTO JOINT OWNERSHIP OF WYMAN
            PLANT, DATED NOVEMBER 1, 1974.
   10-B-15  NEW ENGLAND POWER POOL AGREEMENT AS AMENDED TO . . . . . . . .         4.8                 2-55385
            NOVEMBER 1, 1975.
   10-B-16  BULK POWER TRANSMISSION CONTRACT BETWEEN THE . . . . . . . . .        13-V                 2-49697
            COMPANY AND VELCO DATED JUNE 1, 1968.
   10-B-17  AMENDMENT TO EXHIBIT 10-B-16, DATED JUNE 1, 1970.. . . . . . .      13-V-I                 2-49697
   10-B-20  POWER SALES AGREEMENT, DATED AUGUST 2, 1976, AS. . . . . . . .     10-B-20                 33-8164
            AMENDED OCTOBER 1, 1977, AND RELATED
            TRANSMISSION AGREEMENT, WITH THE MASSACHUSETTS
            MUNICIPAL WHOLESALE ELECTRIC COMPANY.
   10-B-21  AGREEMENT DATED OCTOBER 1, 1977, FOR JOINT OWNERSHIP,. . . . .     10-B-21                 33-8164
            CONSTRUCTION AND OPERATION OF THE MMWEC PHASE I
            INTERMEDIATE UNITS, DATED OCTOBER 1, 1977
   10-B-28  CONTRACT DATED FEBRUARY 1, 1980, PROVIDING FOR . . . . . . . .     10-B-28                 33-8164
            THE SALE OF FIRM POWER AND ENERGY BY THE POWER
            AUTHORITY OF THE STATE OF NEW YORK TO THE
            VERMONT PUBLIC SERVICE BOARD.
   10-B-30  BULK POWER PURCHASE CONTRACT DATED APRIL 7,. . . . . . . . . .     10-B-32                 2-75293
            1976, BETWEEN VELCO AND THE COMPANY.
   10-B-33  AGREEMENT AMENDING NEW ENGLAND POWER POOL AGREEMENT. . . . . .     10-B-33                 33-8164
            DATED AS OF DECEMBER 1, 1981, PROVIDING FOR USE OF
            TRANSMISSION INTER-CONNECTION BETWEEN NEW ENGLAND
            AND HYDRO-QUEBEC.
   10-B-34  PHASE I TRANSMISSION LINE SUPPORT AGREEMENT. . . . . . . . . .     10-B-34                 33-8164
            DATED AS OF DECEMBER 1, 1981, AND AMENDMENT
            NO. 1 DATED AS OF JUNE 1, 1982, BETWEEN
            VETCO AND PARTICIPATING NEW ENGLAND UTILITIES
            FOR CONSTRUCTION, USE AND SUPPORT OF VERMONT
            FACILITIES OF TRANSMISSION INTERCONNECTION
            BETWEEN NEW ENGLAND AND HYDRO-QUEBEC.
   10-B-35  PHASE I TERMINAL FACILITY SUPPORT AGREEMENT. . . . . . . . . .     10-B-35                 33-8164
            DATED AS OF DECEMBER 1, 1981, AND AMENDMENT
            NO. 1 DATED AS OF JUNE 1, 1982, BETWEEN
            NEW ENGLAND ELECTRIC TRANSMISSION CORPORATION
            AND PARTICIPATING NEW ENGLAND UTILITIES FOR
            CONSTRUCTION, USE AND SUPPORT OF NEW HAMPSHIRE
            FACILITIES OF TRANSMISSION INTERCONNECTION
            BETWEEN NEW ENGLAND AND HYDRO-QUEBEC.
   10-B-36  AGREEMENT WITH RESPECT TO USE OF QUEBEC. . . . . . . . . . . .     10-B-36                 33-8164
            INTERCONNECTION DATED AS OF DECEMBER 1, 1981,
            AMONG PARTICIPATING NEW ENGLAND UTILITIES
            FOR USE OF TRANSMISSION INTERCONNECTION
            BETWEEN NEW ENGLAND AND HYDRO-QUEBEC.
   10-B-39  VERMONT PARTICIPATION AGREEMENT FOR QUEBEC . . . . . . . . . .     10-B-39                 33-8164
            INTERCONNECTION DATED AS OF JULY 15, 1982,
            BETWEEN VELCO AND PARTICIPATING VERMONT
            UTILITIES FOR ALLOCATION OF VELCO'S RIGHTS
            AND OBLIGATIONS AS A PARTICIPATING NEW
            ENGLAND UTILITY IN THE TRANSMISSION INTER-
            CONNECTION BETWEEN NEW ENGLAND AND HYDRO-QUEBEC.
   10-B-40  VERMONT ELECTRIC TRANSMISSION COMPANY, INC.. . . . . . . . . .     10-B-40                 33-8164
            CAPITAL FUNDS AGREEMENT DATED AS OF JULY 15,
            1982, BETWEEN VETCO AND VELCO FOR VELCO TO PROVIDE
            CAPITAL TO VETCO FOR CONSTRUCTION OF THE VERMONT FACILITIES
            OF THE TRANSMISSION INTER-CONNECTION BETWEEN NEW
            ENGLAND AND HYDRO-QUEBEC.
   10-B-41  VETCO CAPITAL FUNDS SUPPORT AGREEMENT DATED AS . . . . . . . .     10-B-41                 33-8164
            OF JULY 15, 1982, BETWEEN VELCO AND PARTICIPATING VERMONT
            UTILITIES FOR ALLOCATION OF VELCO'S OBLIGATION TO VETCO
            UNDER THE CAPITAL FUNDS AGREEMENT.
   10-B-42  ENERGY BANKING AGREEMENT DATED MARCH 21, 1983, . . . . . . . .     10-B-42                 33-8164
            AMONG HYDRO-QUEBEC, VELCO, NEET AND PARTI-
            CIPATING NEW ENGLAND UTILITIES ACTING BY AND
            THROUGH THE NEPOOL MANAGEMENT COMMITTEE FOR
            TERMS OF ENERGY BANKING BETWEEN PARTICIPATING
            NEW ENGLAND UTILITIES AND HYDRO-QUEBEC.
   10-B-43  INTERCONNECTION AGREEMENT DATED MARCH 21, 1983,. . . . . . . .     10-B-43                 33-8164
            BETWEEN HYDRO-QUBEC AND PARTICIPATING NEW
            ENGLAND UTILITIES ACTING BY AND THROUGH THE
            NEPOOL MANAGEMENT COMMITTEE FOR TERMS AND
            CONDITIONS OF ENERGY TRANSMISSION BETWEEN
            NEW ENGLAND AND HYDRO-QUEBEC.
   10-B-44  ENERGY CONTRACT DATED MARCH 21, 1983, BETWEEN. . . . . . . . .     10-B-44                 33-8164
            HYDRO-QUEBEC AND PARTICIPATING NEW ENGLAND
            UTILITIES ACTING BY AND THROUGH THE NEPOOL
            MANAGEMENT COMMITTEE FOR PURCHASE OF
            SURPLUS ENERGY FROM HYDRO-QUEBEC.
   10-B-50  AGREEMENT FOR JOINT OWNERSHIP, CONSTRUCTION AND. . . . . . . .     10-B-50                 33-8164
            OPERATION OF THE HIGHGATE TRANSMISSION
            INTERCONNECTION, DATED AUGUST 1, 1984,
            BETWEEN CERTAIN ELECTRIC DISTRIBUTION
            COMPANIES, INCLUDING THE COMPANY.
   10-B-51  HIGHGATE OPERATING AND MANAGEMENT AGREEMENT, . . . . . . . . .     10-B-51                 33-8164
            DATED AS OF AUGUST 1, 1984, AMONG VELCO AND
            VERMONT ELECTRIC-UTILITY COMPANIES, INCLUDING
            THE COMPANY.
   10-B-52  ALLOCATION CONTRACT FOR HYDRO-QUEBEC FIRM POWER. . . . . . . .     10-B-52                 33-8164
            DATED JULY 25, 1984, BETWEEN THE STATE OF
            VERMONT AND  VARIOUS VERMONT ELECTRIC UTILITIES,
            INCLUDING THE COMPANY.
   10-B-53  HIGHGATE TRANSMISSION AGREEMENT DATED AS OF. . . . . . . . . .     10-B-53                 33-8164
            AUGUST 1, 1984, BETWEEN THE OWNERS OF THE
            PROJECT AND VARIOUS VERMONT ELECTRIC
            DISTRIBUTION COMPANIES.
   10-B-61  AGREEMENTS ENTERED IN CONNECTION WITH PHASE II . . . . . . . .     10-B-61                 33-8164
            OF THE NEPOOL/HYDRO-QUEBEC + 450 KV HVDC
            TRANSMISSION INTERCONNECTION.
   10-B-62  AGREEMENT BETWEEN UNITIL POWER CORP. AND THE . . . . . . . . .     10-B-62                 33-8164
            COMPANY TO SELL 23 MW CAPACITY AND ENERGY FROM
            STONY BROOK INTERMEDIATE COMBINED CYCLE UNIT.
   10-B-68  FIRM POWER AND ENERGY CONTRACT DATED DECEMBER 4, . . . . . . .     10-B-68  FORM 10-K 1992
            1987, BETWEEN HYDRO-QUEBEC AND PARTICIPATING                                               (1-8291)
            VERMONT UTILITIES, INCLUDING THE COMPANY, FOR
            THE PURCHASE OF FIRM POWER FOR UP TO THIRTY YEARS.
   10-B-69  FIRM POWER AGREEMENT DATED AS OF OCTOBER 26, 1987, . . . . . .     10-B-69  FORM 10-K 1992
            BETWEEN ONTARIO HYDRO AND VERMONT DEPARTMENT OF                                            (1-8291)
            PUBLIC SERVICE.
   10-B-70  FIRM POWER AND ENERGY CONTRACT DATED AS OF . . . . . . . . . .     10-B-70  FORM 10-K 1992
            FEBRUARY 23, 1987, BETWEEN THE VERMONT JOINT                                               (1-8291)
            OWNERS OF THE HIGHGATE FACILITIES AND HYDRO-
            QUEBEC FOR UP TO 50 MW OF CAPACITY.
10-B-70(A)  AMENDMENT TO 10-B-70.. . . . . . . . . . . . . . . . . . . . .  10-B-70(A)  FORM 10-K 1992
                                                                                                       (1-8291)
   10-B-71  INTERCONNECTION AGREEMENT DATED AS OF. . . . . . . . . . . . .     10-B-71  FORM 10-K 1992
            FEBRUARY 23, 1987, BETWEEN THE VERMONT JOINT                                               (1-8291)
            OWNERS OF THE HIGHGATE FACILITIES AND HYDRO-QUEBEC.
   10-B-72  PARTICIPATION AGREEMENT DATED AS OF APRIL 1, 1988, . . . . . .     10-B-72  FORM 10-Q
            BETWEEN HYDRO-QUEBEC AND PARTICIPATING VERMONT                              JUNE 1988
            UTILITIES, INCLUDING THE COMPANY, IMPLEMENTING                                             (1-8291)
            THE PURCHASE OF FIRM POWER FOR UP TO 30 YEARS
            UNDER THE FIRM POWER AND ENERGY CONTRACT DATED
            DECEMBER 4, 1987 (PREVIOUSLY FILED WITH THE
            COMPANY'S ANNUAL REPORT ON FORM 10-K FOR 1987,
            EXHIBIT NUMBER 10-B-68).
10-B-72(A)  RESTATEMENT OF THE PARTICIPATION AGREEMENT FILED . . . . . . .  10-B-72(A)  FORM 10-K 1988
            AS EXHIBIT 10-B-72 ON FORM 10-Q FOR JUNE 1988.                                             (1-8291)
   10-B-77  FIRM POWER AND ENERGY CONTRACT DATED DECEMBER 29,. . . . . . .     10-B-77  FORM 10-K 1988
            1988, BETWEEN HYDRO-QUEBEC AND PARTICIPATING                                               (1-8291)
            VERMONT UTILITIES, INCLUDING THE COMPANY, FOR THE
            PURCHASE OF UP TO 54 MW OF FIRM POWER AND ENERGY.
   10-B-78  TRANSMISSION AGREEMENT DATED DECEMBER 23, 1988,. . . . . . . .     10-B-78  FORM 10-K 1988
            BETWEEN THE COMPANY AND NIAGARA MOHAWK POWER                                               (1-8291)
            CORPORATION (NIAGARA MOHAWK), FOR NIAGARA
            MOHAWK TO PROVIDE ELECTRIC TRANSMISSION TO
            THE COMPANY FROM ROCHESTER GAS AND ELECTRIC
            AND CENTRAL HUDSON GAS AND ELECTRIC.
   10-B-81  SALES AGREEMENT DATED MAY 24, 1989, BETWEEN. . . . . . . . . .     10-B-81  FORM 10-Q
            THE TOWN OF HARDWICK, HARDWICK ELECTRIC DEPARTMENT                          JUNE 1989
            AND THE COMPANY FOR THE COMPANY TO PURCHASE                                                (1-8291)
            ALL OF THE OUTPUT OF HARDWICK'S GENERATION AND
            TRANSMISSION SOURCES AND TO PROVIDE HARDWICK
            WITH ALL-REQUIREMENTS ENERGY AND CAPACITY EXCEPT
            FOR THAT PROVIDED BY THE VERMONT DEPARTMENT OF
            PUBLIC SERVICE OR FEDERAL PREFERENCE POWER.
   10-B-82  SALES AGREEMENT DATED JULY 14, 1989, BETWEEN . . . . . . . . .     10-B-82  FORM 10-Q
            NORTHFIELD ELECTRIC DEPARTMENT AND THE COMPANY                              JUNE 1989
            FOR THE COMPANY TO PURCHASE ALL OF THE OUTPUT                                              (1-8291)
            OF NORTHFIELD'S GENERATION AND TRANSMISSION
            SOURCES AND TO PROVIDE NORTHFIELD WITH ALL-
            REQUIREMENTS ENERGY AND CAPACITY EXCEPT FOR
            THAT PROVIDED BY THE VERMONT DEPARTMENT OF
            PUBLIC SERVICE OR FEDERAL PREFERENCE POWER.
   10-B-85  POWER PURCHASE AND SALE AGREEMENT BETWEEN. . . . . . . . . . .     10-B-85  FORM 10-K 1998
            MORGAN STANLEY CAPITAL GROUP INC. AND THE                                                  (1-8291)
            COMPANY
   10-B-86  REVOLVING CREDIT AGREEMENT WITH KEYBANK. . . . . . . . . . . .     10-B-86  FORM 10-Q SEPT.
                                                                                                  2000 (1-8291)
   10-B-87  AMENDMENT TO FLEET REVOLVING CREDIT AGREEMENT. . . . . . . . .     10-B-87  FORM 10-Q SEPT.
                                                                                                  2000 (1-8291)
   10-B-88  ENERGY EAST POWER PURCHASE OPTION AGREEMENT. . . . . . . . . .     10-B-88  FORM 10-Q SEPT.
                                                                                                  2000 (1-8291)
   10-B-89  SECOND AMENDED AND RESTATED CREDIT AGREEMENT BETWEEN . . . . .     10-B-89  FORM 10-K 2001
            KEYBANK NATIONAL ASSOCIATION, FLEET NATIONAL BANK, AND
            THE COMPANY DATED JUNE 20, 2001
   10-B-90  PURCHASE POWER AGREEMENT BETWEEN ENTERGY NUCLEAR VERMONT . . .     10-B-90  FORM 10-Q JUNE 2002
            YANKEE LLC AND VERMONT YANKEE NUCLEAR POWER CORPORATION                                    (1-8291)
   10-B-91  FIRST AMENDMENT TO PURCHASE POWER AGREEMENT LISTED AS. . . . .     10-B-90  FORM 10-Q JUNE 2002
            EXHIBIT NUMBER 10-B-90, BETWEEN ENTERGY NUCLEAR VERMONT YANKEE                             (1-8291)
            LLC AND VERMONT YANKEE NUCLEAR POWER CORPORATION
   10-B-92  AMENDMENT TO POWER PURCHASE AND SALE AGREEMENT . . . . . . . .     10-B-92  FORM 10-K 2002
            BETWEEN MORGAN STANLEY CAPITAL GROUP, INC. AND THE                                         (1-8291)
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
10-D-15B  GREEN MOUNTAIN POWER CORPORATION COMPENSATION PROGRAM   10-D-15B  FORM 10-K 1997
          FOR OFFICERS AND KEY MANAGEMENT PERSONNEL AS AMENDED
          AUGUST 4, 1997
10-D-15C  GREEN MOUNTAIN POWER 2000 STOCK INCENTIVE PLAN          10-D-15C  FORM 10-K 2001
10-D-40.  SEVERANCE AGREEMENT WITH C. L. DUTTON                    10-D-40  FORM 10-K 2003
10-D-41.  SEVERANCE AGREEMENT WITH D.J. RENDALL                    10-D-41  FORM 10-K 2003
10-D-42.  SEVERANCE AGREEMENT WITH R. J. GRIFFIN                   10-D-42  FORM 10-K 2003
10-D-43.  SEVERANCE AGREEMENT WITH W. S. OAKES                     10-D-43  FORM 10-K 2003
10-D-44.  SEVERANCE AGREEMENT WITH M. G. POWELL                    10-D-44  FORM 10-K 2003
10-D-45.  SEVERANCE AGREEMENT WITH S. C. TERRY                     10-D-45  FORM 10-K 2003
10-D-46.  DEFERRED STOCK UNIT AGREEMENT WITH D.J. RENDALL          10-D-46  FORM 10-K 2003
10-D-47.  DEFERRED STOCK UNIT AGREEMENT WITH C. L. DUTTON          10-D-47  FORM 10-K 2003
10-D-48.  DEFERRED STOCK UNIT AGREEMENT WITH S. C. TERRY           10-D-48  FORM 10-K 2003
10-D-49.  DEFERRED STOCK UNIT AGREEMENT WITH R. J. GRIFFIN         10-D-49  FORM 10-K 2003
10-D-50.  DEFERRED STOCK UNIT AGREEMENT WITH W. S. OAKES           10-D-50  FORM 10-K 2003
10-D-51.  DEFERRED STOCK UNIT AGREEMENT WITH M. G. POWELL          10-D-51  FORM 10-K 2003
10-D-52.  DEFERRED STOCK UNIT AGREEMENT WITH E. A. BANKOWSKI       10-D-52  FORM 10-K 2004
10-D-53.  DEFERRED STOCK UNIT AGREEMENT WITH N. L. BRUE            10-D-53  FORM 10-K 2003
10-D-54.  DEFERRED STOCK UNIT AGREEMENT WITH W. H. BRUETT          10-D-54  FORM 10-K 2003
10-D-55.  DEFERRED STOCK UNIT AGREEMENT WITH M. O. BURNS           10-D-55  FORM 10-K 2003
10-D-56.  DEFERRED STOCK UNIT AGREEMENT WITH L. E. CHICKERING      10-D-56  FORM 10-K 2003
10-D-57.  DEFERRED STOCK UNIT AGREEMENT WITH J. V. CLEARY          10-D-57  FORM 10-K 2003
10-D-58.  DEFERRED STOCK UNIT AGREEMENT WITH D.R. COATES           10-D-58  FORM 10-K 2003
10-D-59.  DEFERRED STOCK UNIT AGREEMENT WITH E. A. IRVING          10-D-59  FORM 10-K 2003
10-D-60.  DIRECTOR DEFERRAL AGREEMENT WITH E. A. BANKOWSKI         10-D-60  FORM 10-K 2003
10-D-61.  DIRECTOR DEFERRAL AGREEMENT WITH M. O. BURNS             10-D-61  FORM 10-K 2003
10-D-62.  DIRECTOR DEFERRAL AGREEMENT WITH D. R. COATES            10-D-62  FORM 10-K 2003
10-D-63.  DIRECTOR DEFERRAL AGREEMENT WITH E. A. IRVING            10-D-63  FORM 10-K 2003
*23-A-1.  CONSENT OF ARTHUR ANDERSEN LLP                            23-A-1
23-A-2 .  CONSENT OF DELOITTE AND TOUCHE LLP                        23-A-2
24 . . .  LIMITED POWER OF ATTORNEY                                     24







                                                                      EXHIBIT 24

                                POWER OF ATTORNEY
                                -----------------

     We, the undersigned directors of Green Mountain Power Corporation, hereby severally constitute Christopher L. Dutton, Mary G. Powell, and Robert J. Griffin, and each of them singly, our true and lawful attorney with full power of substitution, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K of Green Mountain Power Corporation for the fiscal year ended December 31, 2003, and generally to do all such things in our name and behalf in our capacities as directors to enable Green Mountain Power Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, all requirements of the Securities and Exchange Commission, and all requirements of any other applicable law or regulation, hereby ratifying and confirming our signatures as they may be signed by our said attorney, to said Annual Report.

SIGNATURE                     TITLE                       DATE
---------                     -----                       ----

/s/Christopher  L.  Dutton  President  and  Director     February  25,  2004
--------------------------
Christopher  L.  Dutton      (Principal  Executive
                            Officer)

/s/Nordahl  L.  Brue                              March  4,  2004
--------------------
Nordahl  L.  Brue            Chairman  of  the  Board

/s/Elizabeth  A.  Bankowski                         March  1,  2004
---------------------------
Elizabeth  A.  Bankowski      Director

/s/William  H.  Bruett                         March  3,  2004
----------------------
William  H.  Bruett           Director

/s/Merrill  O.  Burns                         March  1,  2004
---------------------
Merrill  O.  Burns            Director

/s/Lorraine  E.  Chickering                              March  2,  2004
---------------------------
Lorraine  E.  Chickering      Director

/s/John  V.  Cleary                         March  4,  2004
-------------------
John  V.  Cleary              Director

/s/David  R.  Coates                         March  4,  2004
--------------------
David  R.  Coates             Director

/s/Euclid  A.  Irving                         March  1,  2004
---------------------
Euclid  A.  Irving            Director



















                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GREEN  MOUNTAIN  POWER  CORPORATION



    Date:  February  25, 2004                 By:/s/ Christopher L. Dutton______
                                                 -------------------------------
                                             Christopher  L.  Dutton,  President
                                             and  Chief  Executive  Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                     TITLE       DATE
-------------------------------------------   --------


 /s/  Christopher  L.  Dutton_ President, Chief Executive      February 25, 2004
------------------------------
Christopher  L.  Dutton         Officer,  and  Director


 /s/  Mary  G.  Powell_______   Chief  Operating  Officer,        March 10, 2004
-----------------------------
   Mary  G.  Powell             Senior  Vice  President

 /s/  Robert  J.  Griffin Chief  Financial  Officer,  Vice   February  25, 2004
-------------------------
   Robert  J.  Griffin          President  and  Treasurer

     *Nordahl  L.  Brue       )     Chairman  of  the  Board

     *Elizabeth  Bankowski

     *William  H.  Bruett      )

     *Merrill  O.  Burns       )

     *David  R.  Coates         )

     *Lorraine  E.  Chickering   )

     *John  V.  Cleary        )
                               Directors
     *Euclid  A.  Irving      )


*By:  _/s/  Christopher L. Dutton                              February 25, 2004
      ---------------------------
     Christopher  L.  Dutton
     (Attorney  -  in  -  Fact)