Form 10-Q
period 2004-03-31
GREEN MOUNTAIN POWER CORP
filed 2004-05-10
CIK 43704

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                                 --------------

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
                                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS  -  COMMON  STOCK       OUTSTANDING AT APRIL 30, 2004    $3.33 1/3 PAR
---------------------------      ------------------------------
VALUE                              5,068,688
--









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











                          PART I FINANCIAL INFORMATION
                        GREEN MOUNTAIN POWER CORPORATION
       INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   AT AND FOR THE THREE MONTHS ENDED MARCH 31,
                                  2004 AND 2003

ITEM  1.  FINANCIAL  STATEMENTS                                          PAGE

Consolidated  Statements  of  Income  and  Comprehensive Income (unaudited)    4

Consolidated  Statements  of  Cash  Flows  (unaudited)                        5

Consolidated  Balance  Sheets  (unaudited)                                  6

Consolidated  Statements  of  Retained  Earnings  (unaudited)            8

Notes  to  Consolidated  Financial  Statements  (unaudited)                    8

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF  OPERATIONS                                                 19

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK        27

ITEM  4.  CONTROLS  AND  PROCEDURES                                           29

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


 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                   UNAUDITED
                                                                   ---------
                                                           THREE  MONTHS  ENDED
                                                                       MARCH 31
                                                                 2004      2003
                                                               --------  --------
(in thousands, except per share data)
 Retail Revenues. . . . . . . . . . . . . . . . . . . . . . .   54,205    53,020
 Whoesale Revenues. . . . . . . . . . . . . . . . . . . . . .    8,918    19,925
                                                               --------  --------
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .  $63,123   $72,945
                                                               --------  --------
 OPERATING EXPENSES
 Power Supply
  Vermont Yankee Nuclear Power Corporation. . . . . . . . . .    9,993     9,539
  Company-owned generation. . . . . . . . . . . . . . . . . .    2,231     3,372
  Purchases from others . . . . . . . . . . . . . . . . . . .   27,965    36,276
 Other operating. . . . . . . . . . . . . . . . . . . . . . .    4,352     4,400
 Transmission . . . . . . . . . . . . . . . . . . . . . . . .    3,710     4,057
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .    2,271     2,115
 Depreciation and amortization. . . . . . . . . . . . . . . .    3,489     3,548
 Taxes other than income. . . . . . . . . . . . . . . . . . .    1,778     2,019
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . .    2,315     2,388
                                                               --------  --------
    Total operating expenses. . . . . . . . . . . . . . . . .   58,104    67,714
                                                               --------  --------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    5,019     5,231
                                                               --------  --------

 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations.      256       413
 Allowance for equity funds used during construction. . . . .      115        85
 Other income (deductions), net . . . . . . . . . . . . . . .      (35)      136
                                                               --------  --------
    TOTAL OTHER INCOME. . . . . . . . . . . . . . . . . . . .      336       634
                                                               --------  --------
 INTEREST CHARGES
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    1,633     1,762
 Other interest . . . . . . . . . . . . . . . . . . . . . . .       56        76
 Allowance for borrowed funds used during construction. . . .      (74)      (58)
                                                               --------  --------
    TOTAL INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,615     1,780
                                                               --------  --------
 INCOME BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . .    3,740     4,085
 DISCONTINUED OPERATIONS
 Dividends on preferred stock . . . . . . . . . . . . . . . .        -         1
                                                               --------  --------
 Income from continuing operations. . . . . . . . . . . . . .    3,740     4,084
 Income (loss) from discontinued segment,
 including provisions for operating
 losses during phaseout period. . . . . . . . . . . . . . . .       (6)      (13)
                                                               --------  --------
 NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 3,734   $ 4,071
                                                               ========  ========


                                                        UNAUDITED
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME   THREE MONTHS
                                                         ENDED
                                                         MARCH 31
                                                      2004    2003
                                                     ------  ------
Net income. . . . . . . . . . . . . . . . . . . . .  $3,734  $4,071
  Other comprehensive income, net of tax. . . . . .       -       -
                                                     ------  ------
Comprehensive income. . . . . . . . . . . . . . . .  $3,734  $4,071
                                                     ======  ======

 Basic earnings per share . . . . . . . . . . . . .  $ 0.74  $ 0.82
 Diluted earnings per share . . . . . . . . . . . .    0.72    0.80
 Cash dividends declared per share. . . . . . . . .  $ 0.22  $ 0.19
 Weighted average common shares outstanding-basic .   5,046   4,959
 Weighted average common shares outstanding-diluted   5,205   5,118


 The accompanying notes are an integral part of these consolidated financial statements.

                                                                                              Unaudited
                   GREEN  MOUNTAIN  POWER  CORPORATION                          For the Three Months Ended
                           CONSOLIDATED STATEMENTS OF CASH FLOWS                               March 31
                                                                                            2004      2003
                                                                                          --------  --------
OPERATING ACTIVITIES:
Income from continuing operations before preferred dividends . . . . . . . . . . . . . .  $ 3,739   $ 4,073
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,489     3,548
Dividends from associated companies less equity income . . . . . . . . . . . . . . . . .       46        35
Allowance for funds used during construction . . . . . . . . . . . . . . . . . . . . . .     (189)     (143)
Amortization of deferred purchased power costs . . . . . . . . . . . . . . . . . . . . .      851     1,120
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      361       570
Benefit plan contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (250)        -
Deferred purchased power costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (46)      (42)
Arbitration costs recovered (deferred) . . . . . . . . . . . . . . . . . . . . . . . . .        -         -
Rate levelization liability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (742)       87
Environmental and conservation deferrals, net. . . . . . . . . . . . . . . . . . . . . .     (384)   (1,711)
Changes in:
Accounts receivable and accrued utility revenues . . . . . . . . . . . . . . . . . . . .    1,311       186
Prepayments, fuel and other current assets . . . . . . . . . . . . . . . . . . . . . . .      403      (264)
Accounts payable and other current liabilities . . . . . . . . . . . . . . . . . . . . .     (420)   (1,788)
Accrued income taxes payable and receivable. . . . . . . . . . . . . . . . . . . . . . .    2,184     2,067
Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,322       273
                                                                                          --------  --------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . .   11,675     8,011

INVESTING ACTIVITIES:
Construction expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,216)   (3,460)
Investment in associated companies . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -
Return of Capital from associated companies. . . . . . . . . . . . . . . . . . . . . . .       80        15
Investment in nonutility property. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (40)      (66)
                                                                                          --------  --------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . .   (4,176)   (3,510)
                                                                                          --------  --------
FINANCING ACTIVITIES:

Payments to acquire treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . .        -        (3)
Repurchase of preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      377        71
Reduction in long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -
Short-term debt, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (500)   (2,250)
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,111)     (944)
                                                                                          --------  --------

Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,234)   (3,126)
                                                                                          --------  --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .    6,265     1,375

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . .      786     1,909
                                                                                          --------  --------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . .    7,051     3,284
                                                                                          ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
Interest (net of amounts capitalized). . . . . . . . . . . . . . . . . . . . . . . . . .    1,022     1,024
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,193         -


The accompanying notes are an integral part of these consolidated financial statements.



GREEN  MOUNTAIN  POWER  CORPORATION
               CONSOLIDATED BALANCE SHEETS               UNAUDITED
                                                         ---------
                                                    MARCH 31    DECEMBER 31
                                                    --------
                                                 2004      2003      2003
                                               --------  --------  --------
(in thousands)
ASSETS
UTILITY PLANT
  Utility plant, at original cost . . . . . .  $324,685  $312,867  $324,900
  Less accumulated depreciation . . . . . . .   112,589   105,340   110,111
                                               --------  --------  --------
  Net utility plant . . . . . . . . . . . . .   212,096   207,527   214,789
  Property under capital lease. . . . . . . .     5,047     5,467     5,047
  Construction work in progress . . . . . . .    12,494    11,032     9,026
                                               --------  --------  --------
  Total utility plant, net. . . . . . . . . .   229,637   224,026   228,862
                                               --------  --------  --------
OTHER INVESTMENTS
  Associated companies, at equity . . . . . .     5,771    14,067     5,896
  Other investments . . . . . . . . . . . . .     7,954     7,241     7,810
                                               --------  --------  --------
  Total other investments . . . . . . . . . .    13,725    21,308    13,706
                                               --------  --------  --------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . .     7,045     3,284       786
  Accounts receivable, less allowance for
  doubtful accounts of $690, $547 and $690. .    17,131    17,527    17,331
  Accrued utility revenues. . . . . . . . . .     5,618     6,158     6,729
  Fuel, materials and supplies, average cost.     4,301     3,567     4,498
  Prepayments . . . . . . . . . . . . . . . .     1,640     1,924     1,922
  Other . . . . . . . . . . . . . . . . . . .       504       425       422
                                               --------  --------  --------
  Total current assets. . . . . . . . . . . .    36,239    32,885    31,688
                                               --------  --------  --------
DEFERRED CHARGES
  Demand side management programs . . . . . .     6,853     6,379     6,713
  Purchased power costs . . . . . . . . . . .     1,769     1,253     2,574
  Pine Street Barge Canal . . . . . . . . . .    12,954    13,019    12,954
  Net power supply deferral . . . . . . . . .    16,438    19,778    19,734
  Power supply derivative asset . . . . . . .     9,382     7,790     3,990
  Other deferred charges. . . . . . . . . . .     9,561    11,009     9,625
                                               --------  --------  --------
  Total deferred charges. . . . . . . . . . .    56,957    59,228    55,590
                                               --------  --------  --------
NON-UTILITY
  Other current assets. . . . . . . . . . . .       256         8       217
  Property and equipment. . . . . . . . . . .       248       249       248
  Other assets. . . . . . . . . . . . . . . .       605       730       640
                                               --------  --------  --------
  Total non-utility assets. . . . . . . . . .     1,109       987     1,105
                                               --------  --------  --------

TOTAL ASSETS. . . . . . . . . . . . . . . . .  $337,667  $338,434  $330,951
                                               ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
               CONSOLIDATED BALANCE SHEETS               UNAUDITED
                                                         ---------
                                                       MARCH 31       DECEMBER 31
                                                    2004       2003       2003
                                                  ---------  ---------  ---------
(in thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
5,891,827, and 5,789,596 and 5,860,854). . . . .  $ 19,640   $ 19,300   $ 19,536
Additional paid-in capital . . . . . . . . . . .    76,355     75,394     76,081
Retained earnings. . . . . . . . . . . . . . . .    25,406     19,300     22,786
Accumulated other comprehensive income . . . . .    (1,787)    (2,374)    (1,787)
Treasury stock, at cost (827,639 shares) . . . .   (16,701)   (16,701)   (16,701)
                                                  ---------  ---------  ---------
Total common stock equity. . . . . . . . . . . .   102,913     94,919     99,915
Redeemable cumulative preferred stock. . . . . .         -         55          -
Long-term debt, less current maturities. . . . .    93,000     93,000     93,000
                                                  ---------  ---------  ---------
Total capitalization . . . . . . . . . . . . . .   195,913    187,974    192,915
                                                  ---------  ---------  ---------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . .     4,930      5,458      4,963
                                                  ---------  ---------  ---------
CURRENT LIABILITIES
Current maturities of preferred stock. . . . . .         -         30          -
Current maturities of long-term debt . . . . . .         -      8,000          -
Short-term debt. . . . . . . . . . . . . . . . .         -        250        500
Accounts payable, trade and accrued liabilities.     6,436      5,149      8,493
Accounts payable to associated companies . . . .     7,512      8,668      6,821
Rate levelization liability. . . . . . . . . . .     2,228      4,177      2,970
Accrued income taxes . . . . . . . . . . . . . .     2,817      6,650        633
Customer deposits. . . . . . . . . . . . . . . .       969        904        968
Interest accrued . . . . . . . . . . . . . . . .     1,788      1,873      1,152
Other. . . . . . . . . . . . . . . . . . . . . .     1,486        904      1,178
                                                  ---------  ---------  ---------
Total current liabilities. . . . . . . . . . . .    23,236     36,605     22,715
                                                  ---------  ---------  ---------
DEFERRED CREDITS
Power supply derivative liability. . . . . . . .    25,820     27,568     23,724
Accumulated deferred income taxes. . . . . . . .    34,438     27,112     34,009
Unamortized investment tax credits . . . . . . .     2,780      3,060      2,848
Pine Street Barge Canal cleanup liability. . . .     6,972      7,192      7,356
Accumulated cost of removal. . . . . . . . . . .    21,521     19,947     21,238
Other deferred liabilities . . . . . . . . . . .    20,575     21,703     19,693
                                                  ---------  ---------  ---------
Total deferred credits . . . . . . . . . . . . .   112,106    106,582    108,868
                                                  ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES
NON-UTILITY
Net liabilities of discontinued segment. . . . .     1,482      1,815      1,490
                                                  ---------  ---------  ---------
Total non-utility liabilities. . . . . . . . . .     1,482      1,815      1,490
                                                  ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . .  $337,667   $338,434   $330,951
                                                  =========  =========  =========



The accompanying notes are an integral part of these consolidated financial statements.

                                                           UNAUDITED
 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS          THREE MONTHS ENDED
                                      In thousands          MARCH 31
                                                         2004      2003
                                                       --------  --------
 Balance - beginning of period. . . . . . . . . . . .  $22,786   $16,171
 Net Income . . . . . . . . . . . . . . . . . . . . .    3,734     4,072
 Cash Dividends-redeemable cumulative preferred stock        -        (1)
 Other. . . . . . . . . . . . . . . . . . . . . . . .       (2)        -
 Cash Dividends-common stock. . . . . . . . . . . . .   (1,112)     (942)
                                                       --------  --------
 Balance - end of period. . . . . . . . . . . . . . .  $25,406   $19,300
                                                       ========  ========


 The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2004

PART  I-ITEM  1
1.     SIGNIFICANT  ACCOUNTING  POLICIES
     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the periods reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and include other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the Green Mountain Power Corporation (the "Company" or "GMP") annual report for 2003 filed on Form 10-K, are adequate to make the information presented not misleading.

     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. In periods prior to April 2001, we charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These were called seasonally differentiated rates. Seasonal rates were eliminated in April 2001, and generated approximately $8.5 million of revenues deferred in 2001, of which $1.1 million and $4.4 million were recognized during 2003 and 2002, respectively. The remaining $2.2 million will be used to offset increased costs or write off regulatory assets during 2004. For the three months ended March 31, 2004 and 2003, the Company recognized deferred revenues of $749,000 and $271,000, respectively.
     In December 2003, the VPSB approved a rate plan for the period 2003 through 2006 (the "2003 Rate Plan"), jointly proposed by the Company and the Vermont Department of Public Service (the "Department" or the "DPS"). The 2003 Rate Plan is summarized below under the heading "Rates."
     Certain line items on the prior year's financial statements have been reclassified for consistent presentation with the current year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.
     For incentive stock options issued prior to 2003, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - and amendment of SFAS 123." For options granted on or after January 1, 2003, the Company applies the accounting provisions of SFAS 123. The following table illustrates the effect on net income and earnings per share, as if the fair value method had been applied to all outstanding and unvested awards in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had the Company expensed stock-based compensation under SFAS 123 for options granted prior to 2003, the Company's diluted earnings would have been reduced by $0.01 and $0.01 per share for the three months ended March 31, 2004 and 2003, respectively.

                                    Three Months Ended
                  Pro-forma net income     March 31
                                         2004    2003
                                        ------  ------
In thousands, except per share amounts
Net income reported. . . . . . . . . .  $3,734  $4,071
Pro-forma net income . . . . . . . . .   3,714   4,034
Earnings per share
  As reported-basic. . . . . . . . . .    0.74    0.82
  Pro-forma basic. . . . . . . . . . .    0.74    0.81
  As reported-diluted. . . . . . . . .    0.72    0.80
  Pro-forma diluted. . . . . . . . . .    0.71    0.79


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

VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION
PERCENT  OWNERSHIP:  33.6%  COMMON

                     Three months ended
                              March 31
                         2004     2003
                        -------  -------
(in thousands)
Gross Revenue. . . . .  $49,146  $47,968
Net Income Applicable.      143      685
      to Common Stock
Equity in Net Income .       48      127

On July 31, 2002, Vermont Yankee Nuclear Power Corporation ("VYNPC") announced that the sale of its nuclear power plant to Entergy Nuclear Vermont Yankee ("ENVY") had been completed. See Note K for further information concerning our long-term power contract with VYNPC.

     During May 2002, prior to the sale of the plant to ENVY, the VYNPC plant had fuel rods that required repair, a maintenance requirement that is not unique to VYNPC. VYNPC closed the plant for a twelve-day period, beginning on May 11, 2002, to repair the rods. The Company's share of the cost for the repair, including incremental replacement energy costs, was approximately $2.0 million. The Company received an accounting order from the VPSB on August 2, 2002, allowing it to defer the additional costs related to the outage, and believes that such amounts are probable of future recovery. In 2003, the Company received a credit of $600,000 from VYNPC and in April 2004, the Company received permission from the VPSB to apply the credit to reduce the $2.0 million regulatory asset.

     The  Company's  ownership  share  of VYNPC has increased from approximately
19.0 percent in 2002 to approximately 33.6 percent currently, due to VYNPC's purchase of certain minority shareholders' interests during November 2003. The Company's entitlement to energy produced by the ENVY nuclear plant remains at approximately 20 percent of plant production.
     In response to a recent NRC inspection, ENVY has determined that two spent fuel rod segments are not in their documented location in the spent fuel pool. ENVY engineers are reviewing storage records and performing an inspection of the spent fuel pool to determine the location of the rod segments, which are about the diameter of a pencil. One segment is about the length of a pencil, the other segment is about 17 inches long. According to station documentation, in 1979, the radioactive rods were placed in a special stainless steel container in the spent fuel pool after a fuel inspection to address fuel-cladding deficiencies.
     On May 5, 2004, ENVY informed VYNPC that it believes that VYNPC is responsible under the Purchase and Sale Agreement between VNYPC and ENVY, for all costs arising in connection with ENVY's inspection. VYNPC has informed us that it is reviewing ENVY's May 5, 2004 communication and studying its options. We cannot predict the outcome of this matter at this time.



VERMONT  ELECTRIC  POWER  COMPANY,  INC.  ("VELCO")
Percent  ownership:  28.4%  common
                  30.0%  preferred
     VELCO is a corporation engaged in the transmission of electric power within the State of Vermont. VELCO has entered into transmission agreements with the State of Vermont and various electric utilities, including the Company, and under these agreements, VELCO bills all costs, including interest on debt and a fixed return on equity, to those using VELCO's transmission system. The Company is obligated to provide its proportionate share of the equity capital requirements of VELCO through continuing purchases of its common stock, if necessary. The Company plans to make capital investments of up to $20 million in VELCO through 2007 in support of various transmission projects.

                   Three months ended
                           March 31
                        2004    2003
                       ------  ------
(in thousands)
Gross Revenue . . . .  $6,333  $5,635
Net Income. . . . . .     310     273
Equity in Net Income.      46     106



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

PINE STREET BARGE CANAL SUPERFUND SITE - In 1999, the Company entered into a United States District Court Consent Decree constituting a final settlement with the United States Environmental Protection Agency ("EPA"), the State of Vermont and numerous other parties of claims relating to a federal Superfund site in Burlington, Vermont, known as the "Pine Street Barge Canal." The consent decree resolves claims by the EPA for past site costs, natural resource damage claims and claims for past and future remediation costs. The consent decree also provides for the design and implementation of response actions at the site. We have estimated total future costs of the Company's future obligations under the consent decree to be approximately $8.1 million. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We have recorded a regulatory asset of $13.0 million to reflect unrecovered past and future Pine Street costs. Pursuant to the Company's 2003 Rate Plan, as approved by the VPSB, the Company will begin to amortize past unrecovered costs in 2005. The Company will amortize the full amount of incurred costs over 20 years without a return. The amortization will be allowed in future rates, without disallowance or adjustment, until fully amortized.



RATES
-----
RETAIL RATE CASES - On December 22, 2003, the VPSB approved our 2003 Rate Plan, jointly proposed earlier in the year by the Company and the Vermont Department of Public Service. The 2003 Rate Plan covers the period from 2003 through 2006 and includes the following principal elements:
     The Company's rates will remain unchanged through 2004. The 2003 Rate Plan allows the Company to raise rates 1.9 percent, effective January 1, 2005, and an additional 0.9 percent, effective January 1, 2006, if the increases are supported by cost of service schedules submitted 60 days prior to the effective dates. If the Company's cost of service filings in 2005 or 2006 establish that a lesser rate increase is required for the Company to meet its revenue requirements, the Company will implement the lesser rate increase.
     The Company may seek additional rate increases in extraordinary circumstances, such as severe storm repair costs, natural disasters, extended unanticipated unit outages, or significant losses of customer load.
     The  Company's  allowed  return  on equity is reduced from 11.25 percent to
10.5 percent, for the period January 1, 2003 through December 31, 2006. During the same period, the Company's earnings on core utility operations are capped at
10.5 percent. Any excess earnings in 2004 will be applied to reduce regulatory assets. Excess earnings in 2005 or 2006 will be refunded to customers as a credit on customer bills or applied to reduce regulatory assets, as the Department directs.
     The Company has carried forward into 2004 $3.0 million in deferred revenue remaining at December 31, 2003, from the Company's 2001 Settlement Order (summarized below). These revenues will be applied in 2004 to offset increased costs or, if applicable, reduce regulatory assets as determined by the DPS.
     The Company will amortize (recover) certain regulatory assets, including Pine Street Barge Canal environmental site costs and past demand-side management program costs, beginning in January 2005, with those amortizations to be allowed in future rates. Pine Street costs will be recovered over a twenty-year period without a return.
     As required, the Company filed with the VPSB in early 2004 a new fully-allocated cost of service study and rate re-design, which will allocate the Company's revenue requirement among all customer classes on the basis of current costs. The new rate design is subject to VPSB approval and is not expected to adversely affect operating results.
     The Company and the Department have agreed to work cooperatively to develop and propose an alternative regulation plan as authorized by legislation enacted in Vermont in 2003. If the Company and Department agree on such a plan, and it is approved by the VPSB, the alternative regulation plan would supersede the 2003 Rate Plan.
     In January 2001, the VPSB approved a rate case settlement (the "2001 Settlement Order")between the Company and the DPS. The 2001 Settlement Order included a rate increase of 3.42 percent effective January 2001, setting the Company's rates at levels that recover the Company's Hydro Quebec/Vermont Joint Owners Contract (the "VJO Contract") costs, and effectively ending regulatory disallowances experienced by the Company from 1998 through 2000.
Under the 2001 Settlement Order, the Company agreed to an earnings cap on core utility operations of 11.25 percent return on equity, with amounts earned over the limit being used to write off regulatory assets.

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

POWER  CONTRACT  COMMITMENTS
     On February 11, 1999, the Company entered into a contract with Morgan Stanley Capital Group, Inc. (the "Morgan Stanley Contract") designed to manage price risks associated with changing fossil fuel prices. In August 2002, the Morgan Stanley Contract was modified and extended to December 31, 2006.

     Under the Morgan Stanley Contract, on a daily basis, and at Morgan Stanley's discretion, we sell power to Morgan Stanley from either (i) all or part of our portfolio of power resources at predefined operating and pricing parameters or (ii) any power resources available to us, provided that sales of power from sources other than Company-owned generation comply with the predefined operating and pricing parameters. Morgan Stanley sells to the Company, at a predefined price, power sufficient to serve pre-established load requirements. Morgan Stanley is also responsible for scheduling supply resources. We remain responsible for resource performance and availability. Morgan Stanley provides no coverage against major unscheduled power supply outages. Beginning January 1, 2004, the Company reduced the power that it sells to Morgan Stanley. Some of our power-supply resources, including purchases pursuant to our Hydro Quebec and VYNPC contracts, which were sold to Morgan Stanley through 2003, are no longer included in the Morgan Stanley Contract. This reduction in sales to Morgan Stanley is expected to reduce wholesale revenues by approximately $64 million during 2004 when compared with 2003, and correspondingly to reduce power supply expense by a similar amount. We do not expect this change to adversely affect the Company's opportunity to earn its allowed rate of return during 2004.

     The Company's current purchases under the VJO Contract with Hydro Quebec are as follows: (1) Schedule B -- 68 megawatts of firm capacity and associated energy to be delivered at the Highgate interconnection for twenty years beginning in September 1995; and (2) Schedule C3 -- 46 megawatts of firm capacity and associated energy to be delivered at interconnections to be determined at any time for 20 years, beginning in November 1995.

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

     Under the Company's 9701 arrangement with Hydro Quebec, Hydro Quebec paid $8.0 million to the Company in 1997. In return for this payment, we provided Hydro Quebec options for the purchase of power. Commencing April 1, 1998, and effective through the term of the VJO Contract, which ends in 2015, Hydro Quebec may purchase up to 52,500 MWh on an annual basis ("option A") at the VJO Contract energy price, which is substantially below current market prices. The cumulative amount of energy that may be purchased under option A may not exceed 950,000 MWh (52,500 MWh in each contract year).

     Over the same period, Hydro Quebec may exercise an option to purchase up to 200,000 MWh on an annual basis at the VJO Contract energy price ("option B"). The cumulative amount of energy that may be purchased under option B may not exceed 600,000 MWh. As of March 31, 2004, Hydro Quebec had purchased 513,000 MWh under option B. The Company expects Hydro Quebec to call its remaining entitlements under option B during 2004 and 2005.

     In 2003, Hydro Quebec exercised option A and option B, and called for delivery to third parties at a net expense to the Company of approximately $4.5 million, including capacity charges.

     We believe that it is probable that Hydro Quebec will exercise options A and B for 2004, and the Company has purchased replacement power at a net cost of $3.2 million. Hydro Quebec has exercised its option to purchase 52,000 MWh during July 2004 as anticipated by the Company. The Company has also covered 54 percent of expected calls during 2005 at a net cost of $1.1 million.

     Under the VJO Contract, Hydro Quebec has the right to reduce the load factor from 75 percent to 65 percent a total three times over the life of the contract. Hydro Quebec exercised the first of these load reduction options, effective for the year 2003. The net cost of Hydro Quebec's exercise of this option increased power supply expense during 2003 by approximately $1.2 million. During 2003, Hydro Quebec exercised its second option to reduce the load factor for 2004, which we estimate will increase power supply expense in 2004 by approximately $1.0 million. We expect Hydro Quebec to exercise its third option in 2004 for deliveries occurring principally during 2005, at an estimated cost of $1.0 million to $1.5 million, based on current wholesale market prices for 2005.

It is possible our estimate of future power supply costs could differ materially from actual results.

4.  SEGMENTS  AND  RELATED  INFORMATION
     The Company's electric utility operation is its only operating segment. The electric utility is engaged in the distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly owned unregulated subsidiaries (GMPG, GMRI, GMPIC and GMP Real Estate) and the rental water heater program as a separate line item in the Other Income section in the Consolidated Statement of Income.
     NWR is an unregulated business that invested in energy generation, energy efficiency and wastewater treatment projects. As of March 31, 2004, most of NWR's net assets and liabilities have been sold or otherwise disposed. The remaining net liability reflects expected warranty obligations.

5.  DERIVATIVE  INSTRUMENTS  AND  RISK  MANAGEMENT
     The Company records the annual cost of power obtained under long-term contracts as operating expenses. The Company meets the majority of its customer demand through a series of long-term physical and financial contracts. There are occasions when we may experience a short position for electricity needed to supply customers. During those periods, electricity is purchased at market prices.
The Company's most significant power supply contracts are the Hydro Quebec Vermont Joint Owners ("VJO") Contract (the "VJO Contract") and the VYNPC contract (the "VYNPC Contract"), which together supply approximately 80 percent of our retail load.

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

     The Company has established a risk management program designed to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. Some of these transactions present the risk of potential losses from adverse changes in commodity prices. Our risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions. Our principal power supply contract counter-parties and generators, Hydro Quebec, Entergy Nuclear Vermont Yankee, LLC ("ENVY") and Morgan Stanley Capital Group, Inc., all currently have investment grade credit ratings.

     The Morgan Stanley Contract (described above under "Power Contract Commitments") is used to hedge our power supply costs against increases in fossil fuel prices. The Morgan Stanley Contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133") and is effective through December 31, 2006. Management has estimated the fair value of the future net benefit of this arrangement at March 31, 2004, to be approximately $9.4 million.

     The Company's 9701 arrangement with Hydro Quebec (described under "Power Contract Commitments") grants Hydro Quebec an option to call power at prices that are expected to be below estimated future market rates. This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at March 31, 2004 is approximately $25.8 million. We sometimes use forward contracts to hedge forecasted calls by Hydro Quebec under the 9701 arrangement.


     The table below presents assumptions used to estimate the fair value of the Morgan Stanley Contract and the 9701 arrangement. The forward prices for electricity used in this analysis are consistent with the Company's current long-term wholesale energy price forecast.

                           Option Value     Risk Free     Price        Average     Contract
                             Model      Interest Rate   Volatility   Forward Price   Expires
                         -------------  --------------  -----------  --------------  -------
Morgan Stanley Contract  Deterministic            1.2%      32%-29%  $           52     2006
9701 Arrangement. . . .  Black-Scholes            3.8%      48%-27%  $           65     2015




The table below presents the Company's market risk of the Morgan Stanley and Hydro Quebec derivatives, estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in wholesale energy prices, which nets to approximately $1.2 million. Actual results may differ materially from the table illustration. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are deferred.



              Commodity Price Risk               At March 31, 2004

                         Fair Value(Cost)    Market Risk
                         -----------------  -------------
                          (in thousands)
Morgan Stanley Contract  $          9,382   $      2,440
9701 Arrangement. . . .           (25,820)        (3,615)
                         -----------------  -------------
                                  (16,438)        (1,175)


If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.

6.  NEW  ACCOUNTING  STANDARDS

     Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning obligations, and requires recognition of such liabilities at the time incurred. The Company has recognized, as a liability, an asset retirement obligation for accumulated costs of removal, which totaled approximately $21.2 million and $19.9 million at March 31, 2004 and 2003, respectively, and increased plant and equipment balances by the same amount as a result of this accounting pronouncement.

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

     In January 2003 and December 2003, the Financial Accounting Standards Board issued Interpretation 46 and 46R (Revised), Consolidation of Variable Interest Entities. This standard will require an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation must be applied to any existing interests in variable interest entities beginning in 2004. The Company does not expect to consolidate any existing interest in unconsolidated entities as a result of Interpretation 46.

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers" Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). In an effort to provide the public with better and more complete information, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The guidance is effective for fiscal years ending December 15, 2003 and for quarters beginning after December 15, 2003. We have adopted the disclosures required by the standard.
     The Company provides health care, life insurance, prescription drug and other benefits to retired employees who meet certain age and years of service requirements. Under certain circumstances, eligible retirees are required to make contributions for postretirement benefits. In December 2003, the FASB issued Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act provides for drug benefits for certain retirees under a new Medicare Part D program. For employers like the Company there are subsidies available which are inherent in the Act. The FASB allowed, and the Company elected, a one-time deferral of the recognition of the impact of the Act in the employer's accounting until formal guidance is issued. As a result, the provisions of the Act are not yet reflected in financial statements or benefits disclosure. The issuance of formal accounting guidance may require a change to previously reported information.

7.  COMPUTATION  OF  EARNINGS  PER  SHARE
     Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. The Company established a stock incentive plan for all directors and employees during the year ended December 31, 2000, and options granted are exercisable over vesting schedules of between one and four years.


Reconciliation of net income available     Three months ended
for common shareholders and average shares     December 31,
                                           2004    2003
                                          ------  ------
(in thousands)
Net income before preferred dividends. .  $3,734  $4,072
Preferred stock dividend requirement . .       -       1
                                          ------  ------
Net income applicable to common
   stock . . . . . . . . . . . . . . . .  $3,734  $4,071
                                          ======  ======

Average number of common shares-basic. .   5,046   4,959
Dilutive effect of stock options . . . .     159     159
                                          ------  ------
Average number of common shares-diluted.   5,205   5,118
                                          ======  ======

GREEN  MOUNTAIN  POWER  CORPORATION
PART  I-ITEM  2
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
MARCH  31,  2004
EXECUTIVE OVERVIEW - Green Mountain Power Corporation (the "Company") generates virtually all of its earnings from retail electricity sales. Our retail electricity sales grow at an average annual rate of between one and two percent, about average for most electric utility companies in New England. While wholesale revenues are significant, they have relatively minor impact on our operating results and financial condition. The Company is regulated and cannot adjust prices of retail electricity sales without regulatory approval from the Vermont Public Service Board ("VPSB").

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

     Fair regulatory treatment is fundamental to maintaining the Company's financial stability. Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders. In December 2003, the Company received approval from the VPSB of a new rate plan covering the period 2003 through 2006, which sets rates at levels the Company believes will provide an improved opportunity to recover our costs, and to earn our allowed rate of return of 10.5 percent.

     Power supply expenses are equivalent to approximately 70 percent of total revenues. The Company's need to seek rate increases from its customers frequently moves in tandem with increases in our power supply costs. We have entered into long-term power supply contracts for most of our energy needs. All of our power supply contract costs are currently being recovered in the rates we charge our customers. The risks associated with our power supply resources, including outage, curtailment, and other delivery risks, the timing of contract expirations, the volatility of wholesale prices, and other factors impacting our power supply resources and how they relate to customer demand are discussed below under Item 3, "Quantitative and Qualitative Disclosure about Market Risk, and Other Risk Factors."

     We also discuss other risks, including load risk related to our largest customer, International Business Machines Corporation ("IBM"), and contingencies that could have a significant impact on future operating results and our financial condition.

     Growth opportunities beyond the Company's normal investment in its infrastructure include a planned increase in our equity investment in Vermont Electric Power Company, Inc. ("VELCO") and a planned increase in sales of utility services.

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


Total  basic  earnings  per  share  of  Common  Stock
                     Three months ended
                           March 31
                          2004   2003
                          -----  -----
Utility business . . . .  $0.72  $0.80
Unregulated businesses .   0.02   0.02
                          -----  -----
Earnings from:
Continuing operations. .   0.74   0.82
Discontinued operations.      -      -
                          -----  -----

Basic earnings per share  $0.74  $0.82
                          =====  =====


UTILITY  BUSINESS
     The Company recorded basic earnings per share from utility operations of $0.72 in the quarter ended March 31, 2004, compared with utility earnings of $0.80 per share in the first quarter of 2003. Earnings in 2004 were lower than the first quarter of 2003 due to a one time benefit from additional energy deliveries in 2003 that occurred at a time when we could sell that excess power in the wholesale market at unusually high prices. The Company estimates that the increase in energy deliveries added approximately $0.15 per share to 2003 earnings.
UNREGULATED  BUSINESSES
     Earnings from unregulated businesses, principally from the Company's water heater rental program, included in results from continuing operations for the three ended March 31, 2004 did not change materially when compared with the same periods in 2003. A financial summary for these businesses follows:

         Three Months Ended
                  March 31
                2004   2003
                -----  -----
(In thousands)
Revenue. . . .  $ 243  $ 250
Expense. . . .    150    144
                -----  -----
Net Income . .  $  93  $ 106
                =====  =====

OPERATING  REVENUES  AND  MWH  SALES
     Our revenues from operations, megawatt hour ("MWh") sales and average number of customers for the three months ended March 31, 2004 and 2003 are summarized below:

                             Three months ended
                                   March 31
                              2004       2003
                            --------  ----------
(dollars in thousands)
 Operating revenues
     Retail. . . . . . . .  $ 53,348  $   52,437
     Sales for Resale. . .     8,918      19,925
     Other . . . . . . . .       857         583
                            --------  ----------
 Total Operating Revenues.  $ 63,123  $   72,945
                            ========  ==========

 MWh Sales-Retail. . . . .   517,231     508,464
 MWh Sales for Resale. . .   145,701     545,918
                            --------  ----------
 Total MWh Sales . . . . .   662,932   1,054,382
                            ========  ==========





 Average  Number  of  Customers
                           Three months ended
                                   March 31
                                2004    2003
                               ------  ------
    Residential . . . . . . .  75,461  74,583
    Commercial and Industrial  13,466  13,263
    Other . . . . . . . . . .      61      65
                               ------  ------
 Total Number of Customers. .  88,988  87,911
                               ======  ======

REVENUES
     Total operating revenues in the first quarter of 2004 decreased $9.8 million or 13.5 percent compared with the same period in 2003, primarily as a result of a decrease in wholesale sales to Morgan Stanley under the Morgan Stanley Contract (described in Part I, Item I, No. 3 under "Power Contract Commitments"). This decrease was partially offset by an increase of approximately $910,000 in retail operating revenue. The increase in retail revenues had a favorable impact on earnings and resulted principally from customer growth and an increase in deferred revenue recognition. Total retail MWh sales of electricity in the first quarter of 2004 increased 1.7 percent from the same quarter of 2003, primarily as a result of an increase in commercial and industrial sales of 1.8 percent and a 1.5 percent increase in residential sales.
     Retail operating revenues reflected a $478,000 increase in the recognition of deferred revenues during the first quarter of 2004, compared with the same quarter of 2003. Revenues were deferred during 2001 in accordance with the settlement of the Company's retail rate case approved by the Vermont Public Service Board (the "VPSB") in January 2001 (the "2001 Settlement Order"). The 2001 Settlement Order resulted in the elimination of seasonal rates, generating an additional $8.5 million in cash flow in 2001. The VPSB has issued orders providing that recognition of this additional $8.5 million of revenue be deferred and then recognized to offset increased costs during 2001, 2002, 2003 and 2004. As of March 31, 2004, the Company has $2.2 million in remaining unrecognized deferred revenues, which will be used to offset increased costs or write off regulatory assets during 2004.
     In December 2003, the VPSB approved a rate plan between the Vermont Department of Public Service and the Company that allows the Company to raise rates by 1.9 percent, effective January 1, 2005, and an additional 0.9 percent, effective January 1, 2006, if the increases are supported by cost of service schedules submitted 60 days prior to the effective dates. The 1.9 percent increase is expected to provide approximately $4 million in retail operating revenues during 2005.
     The  Company's  major  industrial customer, International Business Machines
("IBM"), accounted for 16.6% of retail sales revenue in 2003. The Company currently estimates, based on a number of projected variables, the retail rate increase required from all retail customers by a hypothetical shutdown of the IBM facility to be in the range of five to eight percent, inclusive of projected related declines in sales to residential and commercial customers. IBM has recently announced plans to add 100 positions to its local workforce.
     We sell wholesale electricity to others for resale. Our revenue from wholesale MWh sales of electricity decreased approximately $11.0 million or 55.2 percent in the first quarter of 2004 compared with the same period in 2003, reflecting decreased sales of electricity to Morgan Stanley under our Morgan Stanley Contract. We do not expect the reduction in sales to Morgan Stanley to adversely affect the Company's earnings in 2004 or future years. Wholesale revenues also declined as a result of decreased sales of power arising from added deliveries of electricity under a long-term contract with Hydro Quebec. During the first quarter of 2003, delivery of past power supply contract deficiencies by Hydro Quebec resulted in additional energy availability that the Company sold when market energy prices were unusually high. We estimate that these sales increased quarterly earnings by approximately $0.15 per share in 2003. There are no further deficiencies to be rescheduled and the Company does not expect this benefit to reoccur.


OPERATING  EXPENSES
POWER  SUPPLY  EXPENSES
     Power supply expenses decreased $9.0 million or 14.5 percent in the first quarter of 2004 compared with the same period in 2003, as a result of an $11.9 million decline in costs under the Company's power supply contract with Morgan Stanley, and a $1.1 million decrease in company-owned generation expenses, partially offset by increases in power purchased from NEPOOL and power purchased to supply increased retail sales.
     Power supply expenses from VYNPC increased $450,000 or 4.8 percent during the first quarter of 2004 compared with the same period of 2003, primarily due to increased output at the Entergy nuclear power plant.
     Company-owned generation expenses decreased $1.1 million or 33.9 percent in the first quarter of 2004 compared with the same period in 2003, primarily due to decreased production at peak generation facilities. Peak generation facilities are run only to maintain system reliability or when wholesale energy prices are extremely high.
     The cost of power that we purchased from other companies decreased $8.3 million or 22.9 percent in the first quarter of 2004 compared with the same period in 2003, primarily due to an $11.9 million decrease in cost of power purchased from Morgan Stanley, partially offset by an increase in costs of power purchased from NEPOOL and other sources.
      During the first quarter of 2004, $771,000 in power supply expense was recognized to reflect the costs associated with the Company's 9701 arrangement with Hydro Quebec compared with $1.4 million in power supply expense for the same quarter in 2003. The cumulative amount of power purchased to date by Hydro Quebec under option B is approximately 513,000 MWh, out of a total of 600,000 MWh which may be called over the life of the arrangement.
     We believe that it is probable that Hydro Quebec will exercise options A and B for 2004, and the Company has purchased a forward contract for replacement power at a net cost of $3.2 million. Hydro Quebec has exercised its option to purchase 52,000 MWh during July 2004 as anticipated by the Company. The Company has also covered 54 percent of expected calls during 2005 at a net cost of $1.1 million.
     Both the 9701 arrangement and any related forward purchase contracts are considered derivative instruments as defined by SFAS 133. On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings or other comprehensive income effect relating to future periods caused by application of SFAS 133, and as a result, we do not anticipate SFAS 133 to affect earnings. The current costs of both the 9701 arrangement and other forward purchase arrangements, including our Morgan Stanley contract, are being fully recovered in our retail rates. At March 31, 2004, the Company had a net regulatory asset of approximately $16.4 million related to derivatives that the Company believes are probable of recovery. The fair value of the regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.

OTHER  OPERATING  EXPENSES
     Other operating expenses did not change materially in the first quarter of 2004 compared with the same period in 2003.

TRANSMISSION  EXPENSES
     Transmission expenses decreased by approximately $347,000 or 8.6 percent for the three months ended March 31, 2004 compared with the same period in 2003, due to a reduction in the amount of pool transmission expense allocated from the rest of New England as a result of changes in cost allocation methods used by the Independent System Operator of New England ("ISO-NE" or "ISO New England").

     The ISO New England was created to manage the operations of the New England Power Pool ("NEPOOL"), effective May 1, 1999. ISO-NE operates a market for all New England states for purchasers and sellers of electricity in the deregulated wholesale energy markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold.
     During 2002, the Federal Energy Regulatory Commission ("FERC") accepted ISO-NE's request to implement a Standard Market Design ("SMD") governing wholesale energy sales in New England. ISO-NE implemented its SMD plan on March 1, 2003. SMD includes a system of locational marginal pricing of energy, under which prices are determined by zone, and based in part on transmission congestion experienced in each zone. Currently, the State of Vermont constitutes a single zone under the plan, although pricing may eventually be determined on a more localized ("nodal") basis. ISO-NE and NEPOOL have committed to facilitation of a stakeholder process to examine alternative pricing options, including alternatives to nodal pricing, and to file their report with FERC in July 2004. We believe that nodal pricing could result in a material adverse impact on our power supply and/or transmission costs, if adopted.

     On October 31, 2003, ISO-NE, together with New England's principal transmission system owners, including VELCO, filed a request for designation of ISO-NE as a regional transmission organization for New England ("RTO-NE"). On March 24, 2004, the FERC conditionally approved ISO-NE's designation as an RTO. ISO-NE will continue to perform all of its current responsibilities and will also become the transmission provider for the New England region, acquiring operational authority over daily management of the transmission system. Also on October 31, 2003, certain transmission owners in New England, including the Company, reached an agreement to submit a tariff, agreements and other documents to FERC to include costs associated with certain transmission facilities, known as the Highgate Facilities, of which the Company is a part owner, in region-wide rates as set forth in the RTO-NE proposal.

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

MAINTENANCE  EXPENSES
     Maintenance expenses increased $156,000 or 7.4 percent for the three months ended March 31, 2004 compared with the same period in 2003, primarily due to an increase in scheduled maintenance on distribution and hydro facilities.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses for the quarter ended March 31, 2004 decreased $59,000 or 1.7 percent compared with the same period in 2003, reflecting a decrease in the amortization of demand side management assets.

TAXES  OTHER  THAN  INCOME  TAXES
     Other  tax  expense  for the first quarter of 2004 decreased by $241,000 or
11.9 percent compared with the same period in 2003 due to reductions in property taxes.

INCOME  TAXES
     Income taxes decreased $73,000 or 3.06 percent in the first quarter of 2004 compared with the same period in 2003 due to a decrease in pretax book income from operations.

OTHER  INCOME
     Other income decreased $298,000 or 47.0 percent during the three months ended March 31, 2004 compared with the same period in 2003, primarily due to the 2003 receipt of insurance proceeds.

INTEREST  CHARGES
     Interest charges decreased $165,000 or 9.21 percent in the first quarter of 2004 compared with the same period in 2003, due to a decrease in long-term debt balances arising from the maturity of $8.0 million first mortgage bonds in December 2003.


LIQUIDITY  AND  CAPITAL  RESOURCES
     In the three months ended March 31, 2004, we spent $4.8 million principally for expansion and improvements of our transmission, distribution and generation plant, and environmental expenditures. We expect to spend approximately $16.8 million during the remainder of 2004, principally for improvements to transmission, distribution and generation plant, and environmental expenditures.
     During June 2003, the Company negotiated a 364-day revolving credit agreement (the "Fleet-Sovereign Agreement") with Fleet Financial Services ("Fleet") joined by Sovereign Bank. The Fleet-Sovereign Agreement is for $20.0 million, unsecured, and allows the Company to choose any blend of a daily variable prime rate and a fixed term LIBOR-based rate. There was no balance outstanding on the Fleet-Sovereign Agreement at March 31, 2004. The Fleet-Sovereign Agreement expires June 16, 2004. There was no non-utility short-term debt outstanding at March 31, 2004. The Company expects to obtain or renew revolving credit arrangements with similar terms prior to June 16, 2004.
     The annual dividend was $0.76 per share for the year ended December 31, 2003. On February 9, 2004, the annual dividend rate was increased from $0.76 per share to $0.88 per share, a payout ratio of approximately 44 percent based on 2003 earnings. The Company expects to increase the dividend in the first quarter of each year until the payout ratio falls between 50 percent and 70 percent of anticipated earnings. We believe this payout ratio to be consistent with that of other electric utilities having similar risk profiles.

     The credit ratings of the Company's first mortgage bonds at March 31, 2004 were:


  Fitch               Moody's  Standard & Poor's
--------------------  -------  -----------------
First mortgage bonds  BBB+     Baa1               BBB





During August 2003, the three credit rating agencies reviewed the Company's financial position and concluded the following:
      Moody's affirmed the Company's senior secured debt rating at Baa1, with a stable outlook.
     Fitch Ratings affirmed the ratings of the Company's first mortgage bonds at BBB+, with a stable outlook; and
      Standard and Poor's Ratings Services affirmed its BBB rating of the Company's senior secured debt, with a stable outlook.
     In the event of a change in the Company's first mortgage bond credit rating to below investment grade, scheduled payments under the Company's first mortgage bonds would not be affected. Such a change would require the Company to post what would currently amount to a $4.3 million bond under our remediation agreement with the EPA regarding the Pine Street Barge Canal site. The Morgan Stanley contract requires credit assurances if the Company's first mortgage bond credit ratings are lowered to below investment grade by any two of the three credit rating agencies listed above.
     OFF-BALANCE SHEET ARRANGEMENTS - The Company does not use off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities. We have material power supply commitments that are discussed in detail under the captions "Power Contract Commitments" and "Power Supply Expenses." We also own an equity interest in VELCO, which requires the Company to contribute capital when required and to pay a portion of VELCO's operating costs, including its debt service costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OTHER RISK FACTORS
FUTURE OUTLOOK-COMPETITION AND RESTRUCTURING-The electric utility business continues to experience rapid and substantial changes. These changes are the result of the following trends:
     disparity in electric rates, transmission, and generating capacity among and within various regions of the country;
     improvements  in  generation  efficiency;
     increasing  demand  for  customer  choice;
     consolidation  through  business  combinations;
     new regulations and legislation intended to foster competition, also known as restructuring;
     changes in rules governing wholesale electricity markets; and increasing volatility of wholesale market prices for electricity.

     Power supply difficulties in some regulatory jurisdictions, such as California, and proposed changes in regional and national wholesale markets appear to have dampened any immediate push towards restructuring in Vermont. We are unable to predict what form future restructuring legislation, if adopted, will take and what impact that might have on the Company, but it could be material.



DEFINED  BENEFIT  PLANS
     Due to sharp declines in the equity markets during 2001 and 2002, the value of assets held in trusts to satisfy the Company's defined benefit plan obligations has decreased. The Company's defined benefit plan assets are primarily made up of public equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased defined benefit plan costs in future periods.
     The Company's funding policy is to make voluntary contributions to its defined benefit plans before ERISA or Pension Benefit Guaranty Corporation requirements mandate such contributions under minimum funding rules, and so long as the Company's liquidity needs do not preclude such investments. The Company made pension plan contributions totaling $4.5 million between September 1, 2002 and December 31, 2003. The Company intends to contribute between $2.0 million and $3.0 million to its defined benefit plans by December 31, 2004.
     As a result of our plan asset experience, at December 31, 2002, the Company was required to recognize an additional minimum pension liability of $2.4 million, net of applicable income taxes. The liability was recorded as a reduction to common equity through a charge to Other Comprehensive Income ("OCI"). Favorable pension plan investment returns during 2003 reduced the OCI charge and related net liability by $587,000 at December 31, 2003. The 2002 OCI charge and the 2003 OCI benefit had no effect on net income for either year.

MARKET  RISK
     We expect approximately 90 percent of our estimated customer demand ("load") requirements through 2006 to be met by our existing power supply contracts and by our generation and other power supply resources. These contracts and resources significantly reduce the Company's exposure to volatility in wholesale energy market prices. The Company's power supply contracts are described in more detail in Part I, Item 1, No. 3 above under the heading "Power Contract Commitments."

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

     The Company has established a risk management program designed to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. Some of these transactions present the risk of potential losses from adverse changes in commodity prices. Our risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions. Our principal power supply contract counter-parties and generators, Hydro Quebec, Entergy Nuclear Vermont Yankee, LLC and Morgan Stanley Capital Group, Inc. , all currently have investment grade credit ratings.

     The Company has a contract with Morgan Stanley Capital Group, Inc. (the "Morgan Stanley Contract") that is used to hedge our power supply costs against increases in fossil fuel prices. Morgan Stanley purchases the majority of the Company's power supply resources at index prices for fossil fuel resources and specified prices for contracted resources and then sells power to the Company at a fixed rate to serve pre-established load requirements. This contract, along with other power supply commitments, allows us to fix the cost of most of our power supply requirements, subject to power resource availability and other risks. The Morgan Stanley Contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133") and is effective through December 31, 2006. Management has estimated the fair value of the future net benefit of this arrangement at March 31, 2004, is approximately $9.4 million.

     We currently have an arrangement that grants Hydro Quebec an option (the "9701 arrangement") to call power at prices that are expected to be below estimated future market rates. The 9701 arrangement is described in more detail below under the heading "Power Supply Expenses." This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at March 31, 2004, is approximately $25.8 million. We sometimes use forward contracts to hedge forecasted calls by Hydro Quebec under the 9701 arrangement.


     The table below presents the Company's market risk of the Morgan Stanley and Hydro Quebec derivatives, estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in wholesale energy prices, which nets to approximately $1.2 million. Actual results may differ materially from the table illustration. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are deferred.


Commodity Price Risk               At March 31, 2004
                         Fair Value(Cost)    Market Risk
                         -----------------  -------------
                          (in thousands)
Morgan Stanley Contract  $          9,382   $      2,440
9701 Arrangement. . . .           (25,820)        (3,615)
                         -----------------  -------------
                                  (16,438)        (1,175)

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

ITEM  4.  CONTROLS  AND  PROCEDURES
     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Chief Financial Officer and Treasurer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer, and Controller and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                                 MARCH 31, 2004
                                 --------------
                           PART II - OTHER INFORMATION
                           ---------------------------


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

                                GREEN  MOUNTAIN  POWER  CORPORATION
                            ---------------------------------------
                                         (Registrant)

Date:  May  10,  2004           /s/  Christopher  L.  Dutton
                                ----------------------------
                             Christopher L. Dutton, Chief Executive Officer and President

Date:  May  10,  2004           /s/  Robert  J.  Griffin
                                ------------------------
                             Robert J. Griffin, Chief Financial Officer Vice President and Treasurer