Form 10-Q
period 2004-09-30
GREEN MOUNTAIN POWER CORP
filed 2004-11-09
CIK 43704

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                               ------------------

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
                                                         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS  -  COMMON  STOCK       OUTSTANDING  AT  OCTOBER  29,  2004
---------------------------      ------------------------------------
$3.33  1/3  PAR  VALUE                              5,121,479









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











                          PART I FINANCIAL INFORMATION
                        GREEN MOUNTAIN POWER CORPORATION
       INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            AT AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                  2004 AND 2003

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

Consolidated  Balance  Sheets  (unaudited)                                  6

Consolidated  Statements  of  Retained  Earnings  (unaudited)            8

Notes  to  Consolidated  Financial  Statements  (unaudited)                    8

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF  OPERATIONS                                                 19

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK        29
     AND  OTHER  RISK  FACTORS
ITEM  4.  CONTROLS  AND  PROCEDURES                                           31

PART  II.  OTHER  INFORMATION                                                32

Exhibits  and  Reports  on  Form 8-K                                          32

Signatures                                                                34

Certifications                                                            35

The accompanying notes are an integral part of the consolidated financial statements.


 GREEN  MOUNTAIN  POWER  CORPORATION
 CONSOLIDATED  COMPARATIVE  INCOME  STATEMENTS
                                                                              UNAUDITED
                                                                              ---------
                                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                   SEPTEMBER 30          SEPTEMBER 30
                                                                 2004      2003      2004       2003
                                                               --------  --------  ---------  ---------
(in thousands, except per share data)
 Retail Revenues. . . . . . . . . . . . . . . . . . . . . . .  $50,483   $51,023   $153,414   $150,783
 Wholesale Revenues . . . . . . . . . . . . . . . . . . . . .    4,443    20,952     19,220     58,593
                                                               --------  --------  ---------  ---------
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .   54,926    71,975    172,634    209,376
                                                               --------  --------  ---------  ---------
 OPERATING EXPENSES
 Power Supply
  Vermont Yankee Nuclear Power Corporation. . . . . . . . . .    8,602     9,297     23,223     28,582
  Company-owned generation. . . . . . . . . . . . . . . . . .    1,650     1,577      5,095      6,061
  Purchases from others . . . . . . . . . . . . . . . . . . .   23,814    39,421     80,916    111,799
 Other operating. . . . . . . . . . . . . . . . . . . . . . .    4,348     4,823     13,094     12,949
 Transmission . . . . . . . . . . . . . . . . . . . . . . . .    3,479     3,417     11,217     10,963
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .    2,451     2,226      7,147      6,668
 Depreciation and amortization. . . . . . . . . . . . . . . .    3,479     3,403     10,451     10,354
 Taxes other than income. . . . . . . . . . . . . . . . . . .    1,361     1,689      4,853      5,294
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . .    1,147     1,820      4,246      4,746
                                                               --------  --------  ---------  ---------
    Total operating expenses. . . . . . . . . . . . . . . . .   50,331    67,673    160,242    197,416
                                                               --------  --------  ---------  ---------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    4,595     4,302     12,392     11,960
                                                               --------  --------  ---------  ---------
 OTHER INCOME
 Equity in earnings of affiliates and non-utility operations.      410       407        943      1,233
 Allowance for equity funds used during construction. . . . .      112       103        336        279
 Other income (deductions), net . . . . . . . . . . . . . . .     (122)      (21)       112         92
                                                               --------  --------  ---------  ---------
    TOTAL OTHER INCOME. . . . . . . . . . . . . . . . . . . .      400       489      1,391      1,604
                                                               --------  --------  ---------  ---------
 INTEREST CHARGES
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    1,633     1,762      4,900      5,278
 Other interest . . . . . . . . . . . . . . . . . . . . . . .       41        67        181        234
 Allowance for borrowed funds used during construction. . . .      (71)      (73)      (213)      (190)
                                                               --------  --------  ---------  ---------
    TOTAL INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,603     1,756      4,868      5,322
                                                               --------  --------  ---------  ---------
 INCOME BEFORE PREFERRED DIVIDENDS AND. . . . . . . . . . . .    3,392     3,035      8,915      8,242
 DISCONTINUED OPERATIONS
 Dividends on preferred stock . . . . . . . . . . . . . . . .        -         1          -          3
                                                               --------  --------  ---------  ---------
 Income from continuing operations. . . . . . . . . . . . . .    3,392     3,034      8,915      8,239
 Income (loss) from discontinued segment,
 including provisions for operating
 losses during phaseout period. . . . . . . . . . . . . . . .       (2)        6         (9)       (15)
                                                               --------  --------  ---------  ---------
 NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 3,390   $ 3,040   $  8,906   $  8,224
                                                               ========  ========  =========  =========

                                                               UNAUDITED
CONSOLIDATED  STATEMENTS OF COMPREHENSIVE INCOME THREE MONTHS ENDED NINE MONTHS ENDED
                                                      SEPTEMBER 30    SEPTEMBER 30
                                                      2004    2003    2004    2003
                                                     ------  ------  ------  ------
Net income. . . . . . . . . . . . . . . . . . . . .  $3,390  $3,040  $8,906  $8,224
  Other comprehensive income, net of tax. . . . . .       -       -       -       -
                                                     ------  ------  ------  ------
Comprehensive income. . . . . . . . . . . . . . . .  $3,390  $3,040  $8,906  $8,224
                                                     ======  ======  ======  ======

 Basic earnings per share . . . . . . . . . . . . .  $ 0.67  $ 0.61  $ 1.76  $ 1.65
 Diluted earnings per share . . . . . . . . . . . .    0.65    0.59    1.70    1.60
 Cash dividends declared per share. . . . . . . . .  $ 0.22  $ 0.19  $ 0.66  $ 0.57
 Weighted average common shares outstanding-basic .   5,089   4,982   5,068   4,970
 Weighted average common shares outstanding-diluted   5,251   5,141   5,238   5,130


 The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                Unaudited
                                       GREEN  MOUNTAIN  POWER  CORPORATION          For the Nine Months Ended
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS          September 30
                                                                                            2004       2003
                                                                                          ---------  ---------
OPERATING ACTIVITIES:
Income from continuing operations before preferred dividends . . . . . . . . . . . . . .  $  8,915   $  8,227
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,451     10,354
Dividends from associated companies less equity income . . . . . . . . . . . . . . . . .      (103)       120
Allowance for funds used during construction . . . . . . . . . . . . . . . . . . . . . .      (549)      (469)
Amortization of deferred purchased power costs . . . . . . . . . . . . . . . . . . . . .       239     (1,135)
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,424        827
Deferred purchased power costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,435)      (130)
Rate levelization liability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,876)       119
Environmental and conservation deferrals, net. . . . . . . . . . . . . . . . . . . . . .    (1,250)    (1,646)
Changes in:
Accounts receivable and accrued utility revenues . . . . . . . . . . . . . . . . . . . .     2,522      1,367
Prepayments, fuel and other current assets . . . . . . . . . . . . . . . . . . . . . . .      (145)    (1,726)
Accounts payable and other current liabilities . . . . . . . . . . . . . . . . . . . . .     1,520     (4,948)
Accrued income taxes payable and receivable. . . . . . . . . . . . . . . . . . . . . . .    (1,416)     2,521
Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (97)         -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,174        311
                                                                                          ---------  ---------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . .    20,373     13,792

INVESTING ACTIVITIES:
Construction expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (14,090)   (11,986)
Investment in associated companies . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       (108)
Return of Capital from associated companies. . . . . . . . . . . . . . . . . . . . . . .       220         45
Investment in nonutility property. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (297)      (151)
                                                                                          ---------  ---------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . .   (14,167)   (12,199)
                                                                                          ---------  ---------
FINANCING ACTIVITIES:

Payments to acquire treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         (3)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,890        356
Reduction in long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (500)    (1,000)
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,352)    (2,836)
                                                                                          ---------  ---------

Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . .    (1,962)    (3,483)
                                                                                          ---------  ---------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     4,243     (1,890)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . .       786      1,909
                                                                                          ---------  ---------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . .  $  5,029   $     19
                                                                                          =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid year-to-date for:
Interest (net of amounts capitalized). . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,383   $  4,588
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,897      2,163


The accompanying notes are an integral part of these consolidated financial statements.



GREEN  MOUNTAIN  POWER  CORPORATION
                        CONSOLIDATED BALANCE SHEETS                             UNAUDITED
                                                                                ---------
                                                                        SEPTEMBER 30    DECEMBER 31
                                                                         ------------
                                                                    2004          2003      2003
                                                               ---------------  --------  --------
                                                               (in thousands)
ASSETS
UTILITY PLANT
                   Utility plant, at original cost             $       327,908  $314,685  $324,900
                   Less accumulated depreciation                       120,438   113,056   112,729
                                                               ---------------  --------  --------
                   Net utility plant                                   207,470   201,629   212,171
                   Property under capital lease                          5,162     5,654     5,047
                   Construction work in progress                        17,493    17,795     9,026
                                                               ---------------  --------  --------
                   Total utility plant, net                            230,125   225,078   226,244
                                                               ---------------  --------  --------
OTHER INVESTMENTS
                   Associated companies, at equity                       5,779    14,108     5,896
                   Other investments                                     8,379     7,494     7,810
                                                               ---------------  --------  --------
                   Total other investments                              14,158    21,602    13,706
                                                               ---------------  --------  --------
CURRENT ASSETS
                   Cash and cash equivalents                             5,029        19       786
                   Accounts receivable, less allowance for
                   doubtful accounts of $747, $634 and $690             16,664    16,582    17,331
                   Accrued utility revenues                              4,874     5,921     6,729
                   Fuel, materials and supplies, average cost            4,463     4,567     4,498
                   Prepayments                                           1,997     2,352     1,922
                   Other                                                 1,315       460       422
                                                               ---------------  --------  --------
                   Total current assets                                 34,342    29,901    31,688
                                                               ---------------  --------  --------
DEFERRED CHARGES
                   Demand side management programs                       7,144     6,588     6,713
                   Purchased power costs                                 3,170     3,622     2,574
                   Pine Street Barge Canal                              12,954    13,019    12,954
                   Net power supply deferral                             7,114    16,780    19,734
                   Power supply derivative asset                        11,511     5,354     3,990
                   Other deferred charges                                9,012     9,544     9,625
                                                               ---------------  --------  --------
                   Total deferred charges                               50,905    54,907    55,590
                                                               ---------------  --------  --------
NON-UTILITY
                   Other current assets                                      -         8       217
                   Property and equipment                                  248       249       248
                   Other assets                                            542       666       640
                                                               ---------------  --------  --------
                   Total non-utility assets                                790       923     1,105
                                                               ---------------  --------  --------

TOTAL ASSETS                                                   $       330,320  $332,411  $328,333
                                                               ===============  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.


GREEN  MOUNTAIN  POWER  CORPORATION
                    CONSOLIDATED BALANCE SHEETS               UNAUDITED
                                                              ---------
                                                      SEPTEMBER 30    DECEMBER 31
                                                    2004       2003       2003
                                                  ---------  ---------  ---------
(in thousands except share data)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
5,930,126,  5,817,246 and 5,860,854) . . . . . .  $ 19,767   $ 19,391   $ 19,536
Additional paid-in capital . . . . . . . . . . .    77,741     75,587     76,081
Retained earnings. . . . . . . . . . . . . . . .    28,340     21,562     22,786
Accumulated other comprehensive income . . . . .    (1,787)    (2,374)    (1,787)
Treasury stock, at cost (827,639 shares) . . . .   (16,701)   (16,701)   (16,701)
                                                  ---------  ---------  ---------
Total common stock equity. . . . . . . . . . . .   107,360     97,465     99,915
Redeemable cumulative preferred stock. . . . . .         -         55          -
Long-term debt, less current maturities. . . . .    93,000     93,000     93,000
                                                  ---------  ---------  ---------
Total capitalization . . . . . . . . . . . . . .   200,360    190,520    192,915
                                                  ---------  ---------  ---------
CAPITAL LEASE OBLIGATION . . . . . . . . . . . .     4,967      5,601      4,963
                                                  ---------  ---------  ---------
CURRENT LIABILITIES
Current maturities of preferred stock. . . . . .         -         30          -
Current maturities of long-term debt . . . . . .         -      8,000          -
Short-term debt. . . . . . . . . . . . . . . . .         -      1,500        500
Accounts payable, trade and accrued liabilities.    12,609      5,506      8,493
Accounts payable to associated companies . . . .     3,212      4,801      6,821
Rate levelization liability. . . . . . . . . . .     1,351      4,210      2,970
Accrued income taxes . . . . . . . . . . . . . .         -      7,105        633
Customer deposits. . . . . . . . . . . . . . . .       954        869        968
Interest accrued . . . . . . . . . . . . . . . .     1,769      1,960      1,152
Other. . . . . . . . . . . . . . . . . . . . . .     1,585      1,203      1,178
                                                  ---------  ---------  ---------
Total current liabilities. . . . . . . . . . . .    21,480     35,184     22,715
                                                  ---------  ---------  ---------
DEFERRED CREDITS
Power supply derivative liability. . . . . . . .    18,626     22,134     23,724
Accumulated deferred income taxes. . . . . . . .    35,542     27,510     34,009
Unamortized investment tax credits . . . . . . .     2,641      2,918      2,848
Pine Street Barge Canal cleanup liability. . . .     6,106      7,525      7,356
Accumulated cost of removal. . . . . . . . . . .    19,618     18,353     18,620
Other deferred liabilities . . . . . . . . . . .    19,031     20,844     19,693
                                                  ---------  ---------  ---------
Total deferred credits . . . . . . . . . . . . .   101,564     99,284    106,250
                                                  ---------  ---------  ---------
COMMITMENTS AND CONTINGENCIES, NOTE 3
NON-UTILITY
Net liabilities of discontinued segment. . . . .     1,949      1,822      1,490
                                                  ---------  ---------  ---------
Total non-utility liabilities. . . . . . . . . .     1,949      1,822      1,490
                                                  ---------  ---------  ---------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . .  $330,320   $332,411   $328,333
                                                  =========  =========  =========



The accompanying notes are an integral part of these consolidated financial statements.


                                                  UNAUDITED
         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS THREE MONTHS ENDED    NINE MONTHS ENDED
                                    In thousands          SEPTEMBER 30          SEPTEMBER 30
                                                         2004      2003      2004      2003
                                                       --------  --------  --------  --------
 Balance - beginning of period. . . . . . . . . . . .  $26,071   $19,469   $22,786   $16,171
 Net Income . . . . . . . . . . . . . . . . . . . . .    3,390     3,041     8,906     8,227
 Cash Dividends-redeemable cumulative preferred stock        -        (1)        -        (3)
 Cash Dividends-common stock. . . . . . . . . . . . .   (1,121)     (947)   (3,352)   (2,833)
                                                       --------  --------  --------  --------
 Balance - end of period. . . . . . . . . . . . . . .  $28,340   $21,562   $28,340   $21,562
                                                       ========  ========  ========  ========


 The accompanying notes are an integral part of these consolidated financial statements.

GREEN  MOUNTAIN  POWER  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2004

PART  I-ITEM  1
1.     SIGNIFICANT  ACCOUNTING  POLICIES
     It is our opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the periods reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of our business and include other adjustments discussed elsewhere in this report necessary to reflect fairly the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the Green Mountain Power Corporation (the "Company" or "GMP") annual report for 2003 filed on Form 10-K, are adequate to make the information presented not misleading.
     The Vermont Public Service Board ("VPSB"), the regulatory commission in Vermont, sets the rates we charge our customers for their electricity. In periods prior to April 2001, we charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These were called seasonally differentiated rates. Seasonal rates were eliminated in April 2001, and generated approximately $8.5 million of revenues deferred in 2001, of which $1.1 million and $4.4 million were recognized during 2003 and 2002, respectively. The Company recognizes deferred revenues based on its current forecast of amounts necessary to achieve its allowed rate of return on equity for its utility operations. For the nine months ended September 30, 2004, the Company recognized deferred revenues of $1.9 million. The remaining $1.1 million will be used to offset increased costs or recover regulatory assets during 2004. For the three months ended September 30, 2004, the Company recognized deferred revenues of $385,000 compared with the same period in 2003 when the Company did not defer or recognize any revenues. The Company did not recognize or defer revenues for the nine months ended September 30, 2003.
     In December 2003, the VPSB approved a rate plan for the period 2003 through 2006 (the "2003 Rate Plan"), jointly proposed by the Company and the Vermont Department of Public Service (the "Department" or the "DPS"). The 2003 Rate Plan is summarized below under the heading "Rates."
     Electricity sales to customers are based on monthly meter readings. Estimated unbilled revenues are recorded at the end of each monthly accounting period. In order to determine unbilled revenues, the Company makes various estimates including 1) energy generated, purchased and resold, 2) losses of energy over transmission and distribution lines, 3) kilowatt-hour usage by retail customer mix - residential, commercial and industrial, and 4) average retail  customer  pricing  rates.
     The Company sponsors several qualified and nonqualified pension plans and OPEB plans covering current and former employees who meet certain eligibility criteria. The assumptions used to calculate the cost and obligations associated with these plans are determined on January 1 for the upcoming year. These assumptions are disclosed in the Form 10-K.
     Certain  line  items  on  the  prior  year's financial statements have been reclassified  for  consistent  presentation  with  the  current  year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.
     For incentive stock options issued prior to 2003, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - and amendment of SFAS 123." For incentive stock options granted on or after January 1, 2003, the Company applies the accounting provisions of SFAS 123. The following table illustrates the effect on net income and earnings per share, as if the fair value method had been applied to all outstanding and unvested awards in each period. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model. Had the Company expensed stock-based compensation under SFAS 123 for options granted prior to 2003, the Company's diluted earnings would have been reduced by approximately $0.01 and $0.01 per share for the three months ended September 30, 2004 and 2003, respectively.

     Three  Months  Ended          Nine  months  ended
           Pro-forma net income     September 30          September 30

                                         2004    2003    2004    2003
                                        ------  ------  ------  ------
In thousands, except per share amounts
Net income reported. . . . . . . . . .  $3,390  $3,040  $8,906  $8,224
Pro-forma net income . . . . . . . . .   3,370   3,000   8,845   8,103
Earnings per share
  As reported-basic. . . . . . . . . .  $ 0.67  $ 0.61  $ 1.76  $ 1.64
  Pro-forma basic. . . . . . . . . . .    0.66    0.60    1.75    1.63
  As reported-diluted. . . . . . . . .    0.65    0.58    1.70    1.60
  Pro-forma diluted. . . . . . . . . .    0.64    0.57    1.69    1.58



UNREGULATED  OPERATIONS
     Our wholly owned subsidiaries are Northern Water Resources, Inc. ("NWR"); GMP Real Estate Corporation and Green Mountain Power Investment Company ("GMPIC"). Green Mountain Resources, Inc. and Green Mountain Propane Gas Company Limited were dissolved in March and May 2004, respectively, with no gain or loss resulting from dissolution. We also have a rental water heater program that is not regulated by the VPSB. The results of these subsidiaries, and the Company's unre gulated rental water heater program, excluding NWR, are included in earnings of affiliates and non-utility operations in the Other Income (Deductions) section of the Consolidated Statements of Income. NWR's results are included in Gain/(Loss) from Discontinued Operations.

2.     INVESTMENT  IN  ASSOCIATED  COMPANIES
     We recognize net income from our affiliates (companies in which we have ownership interests) listed below based on our percentage ownership (equity method).

VERMONT  YANKEE  NUCLEAR  POWER  CORPORATION
Percent  ownership:  33.6%  common

                    Three months ended          Nine Months Ended
                          September 30          September 30
                         2004     2003      2004      2003
                        -------  -------  --------  --------
(in thousands)
Gross Revenue. . . . .  $44,132  $45,342  $118,329  $142,324
Net Income Applicable.      130      762  $    401     2,169
      to Common Stock
Equity in Net Income .       44      145       135       412

On July 31, 2002, Vermont Yankee Nuclear Power Corporation ("VYNPC") announced that the sale of its nuclear power plant to Entergy Nuclear Vermont Yankee ("ENVY") had been completed. The Company's ownership share of VYNPC increased from approximately 19.0 percent in 2002 to approximately 33.6 percent in November 2003, due to VYNPC's purchase of certain minority shareholders' interests during November 2003. The Company's entitlement to energy produced by the ENVY nuclear plant remains at approximately 20 percent of plant production.
     In 2003, ENVY sought VPSB approval to increase generation at its Vermont Yankee plant by approximately 20 percent or 110 megawatts. On November 5, 2003, the DPS announced that it had agreed to support ENVY's proposed uprate, including ENVY's agreement to provide outage protection indemnification for the Company and Central Vermont Public Service Corporation in the event that the uprate causes temporary reductions in output that would require us to buy higher-cost replacement power. The outage protection coverage will be in place for three years for uprate-related outages. Under this Ratepayer Protection Proposal ("RPP"), we have indemnification rights up to approximately $1.6 million to cover uprate-related reductions in output for the three year period. In early 2004, the PSB issued an order approving the uprate subject to certain conditions.
     On February 10, 2004, ENVY notified VYNPC that it would reduce plant output after the April 2004 scheduled refueling outage, and continue operations at a reduced rate until ENVY receives Nuclear Regulatory Commission ("NRC") approval for the uprate, which is expected no earlier than November 2004. This has reduced our 106 MW entitlement by about 5 MW during this period. We believe this reduction will be covered by the terms of the RPP discussed above.
     In April 2004, in response to a NRC inspection conducted during the ENVY plant's scheduled refueling outage, ENVY reported that two short spent fuel rod segments were not in what ENVY believed to be their documented location in the spent fuel pool. According to ENVY, the rods in 1979 were placed in a special stainless steel container in the spent fuel pool. After initial review and visual inspection of the spent fuel pool, ENVY did not locate the fuel rod segments.
     By letter dated May 5, 2004, ENVY notified VYNPC that based on the terms of the Purchase and Sale Agreement dated August 1, 2001, and facts at that time, it was ENVY's view that costs associated with the spent fuel rod segment inspection effort were the responsibility of VYNPC. VYNPC responded that based on the information at that time, there was no basis for ENVY to claim the inspection was VYNPC's responsibility. Subsequently, ENVY's continuing documentation review led to the discovery of the fuel rod segments in a container in the spent fuel pool. We cannot predict the outcome of this matter at this time.
     On June 18, 2004, a fire in the electrical conduits leading to a transformer outside the plant resulted in a shutdown of the ENVY plant. The outage ended on July 7, 2004. In response to the Company's request, the VPSB issued a final accounting order allowing the Company to defer its incremental replacement power costs during the outage totaling approximately $500,000. The order also instructs the Company to apply any proceeds received under the RPP to reduce the balance of deferred replacement power costs. Since the Company no longer owns, through VYNPC, an interest in the nuclear plant we are not responsible for any plant repairs or maintenance costs during outages.


VERMONT  ELECTRIC  POWER  COMPANY,  INC.  ("VELCO")
Percent  ownership:  28.4%  common
                  30.0%  preferred
VELCO is a corporation engaged in the transmission of electric power within the State of Vermont. VELCO has entered into transmission agreements with the State of Vermont and various electric utilities, including the Company, and under these agreements, VELCO bills all costs, including interest on debt and a fixed return on equity, to those using VELCO's transmission system. The Company is obligated to provide its proportionate share of the equity capital requirements of VELCO through continuing purchases of its common stock, if necessary. The Company plans to make capital investments of up to $20 million in VELCO through 2007 in support of various transmission projects, including an estimated $4.8 million investment in the last quarter of 2004.

                    Three months ended          Nine Months Ended
                          September 30          September 30
                        2004    2003    2004     2003
                       ------  ------  -------  -------
(in thousands)
Gross Revenue . . . .  $6,363  $5,889  $19,239  $17,159
Net Income. . . . . .     779     288    1,397      910
Equity in Net Income.     204      87      335      197

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

RATES
-----
RETAIL RATE CASES - On December 22, 2003, the VPSB approved our 2003 Rate Plan, jointly proposed earlier in the year by the Company and the Department. The 2003 Rate Plan covers the period from 2003 through 2006 and includes the following principal elements:
     The Company's rates will remain unchanged through 2004. The 2003 Rate Plan allows the Company to raise rates 1.9 percent, effective January 1, 2005, and an additional 0.9 percent, effective January 1, 2006, if the increases are supported by cost of service schedules submitted 60 days prior to the effective dates. If the Company's cost of service filings in 2004 or 2005 establish that a lesser rate increase is required for the Company to earn its allowed rate of return, the Company will implement the lesser rate increase.
     The Company may seek additional rate increases or deferral of costs in extraordinary circumstances, such as severe storm repair costs, natural disasters, unanticipated unit outages, or significant losses of customer load.
     The  Company's  allowed  return  on equity is reduced from 11.25 percent to
10.5 percent, for the period January 1, 2003 through December 31, 2006. During the same period, the Company's earnings on utility operations are capped at 10.5 percent. Any excess earnings in 2004 will be applied to recover regulatory assets. Excess earnings in 2005 or 2006 will be refunded to customers as a credit on customer bills or applied to recover regulatory assets, as the Department directs.
     The Company has carried forward into 2004 $3.0 million in deferred revenue remaining at December 31, 2003, from the Company's 2001 Settlement Order (summarized below). These revenues are being applied in 2004 to offset increased costs or, if applicable, reduce regulatory assets as determined by the DPS.
     The Company will amortize (recover) certain regulatory assets, including Pine Street Barge Canal environmental site costs and past demand-side management program costs, beginning in January 2005, with those amortizations to be allowed in future rates. Pine Street costs will be recovered over a twenty-year period without a return.
     As required, the Company filed with the VPSB in early 2004 a new fully allocated cost of service study and rate re-design, which will allocate the Company's revenue requirement among all customer classes on the basis of current costs. The new rate design is subject to VPSB approval and is not expected to adversely affect operating results.
     The Company and the Department have agreed to work cooperatively to develop and propose an alternative regulation plan as authorized by legislation enacted in Vermont in 2003. If the Company and Department agree on such a plan, and it is approved by the VPSB, the alternative regulation plan would supersede the 2003 Rate Plan.
     In January 2001, the VPSB approved a rate case settlement (the "2001 Settlement Order") between the Company and the DPS. The 2001 Settlement Order included a rate increase of 3.42 percent effective January 2001, setting the Company's rates at levels that recover the Company's Hydro Quebec/Vermont Joint Owners Contract (the "VJO Contract") costs, and effectively ending regulatory disallowances experienced by the Company from 1998 through 2000. Under the 2001 Settlement Order, the Company agreed to an earnings cap on utility operations of
11.25 percent return on equity, with amounts earned over the limit being used to recover regulatory assets.

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

POWER  CONTRACT  COMMITMENTS
     On February 11, 1999, the Company entered into a contract with Morgan Stanley Capital Group, Inc. (the "Morgan Stanley Contract") designed to manage price risks associated with changing fossil fuel prices. In August 2002, the Morgan Stanley Contract was modified and extended to December 31, 2006. The Morgan Stanley Contract price is substantially below current market prices. The Company is unable to predict the price, contract duration or terms of any future power supply contract that could replace the Morgan Stanley Contract after it expires. The Morgan Stanley Contract currently supplies approximately 15 percent of the Company's estimated customer demand ("load").
     Under the Morgan Stanley Contract, on a daily basis, and at Morgan Stanley's discretion, we sell power to Morgan Stanley from part of our portfolio of power resources at predefined operating and pricing parameters. Morgan Stanley sells to the Company, at a predefined price, power sufficient to serve pre-established load requirements. We remain responsible for resource performance and availability. The Morgan Stanley Contract provides no coverage against major unscheduled power supply outages. Beginning January 1, 2004, the Company reduced the power that it sells pursuant to the Morgan Stanley Contract. The output of some of our power-supply resources, including purchases pursuant to our Hydro Quebec and VYNPC contracts, which were sold to Morgan Stanley through 2003, are no longer included in the Morgan Stanley Contract. This reduction in sales to Morgan Stanley is expected to reduce wholesale revenues by approximately $56 million during 2004 when compared with 2003, and correspondingly to reduce power supply expense by a similar amount. We do not expect this change to adversely affect the Company's operating results or its opportunity to earn its allowed rate of return during or after 2004.
     The Company's current purchases under the VJO Contract with Hydro Quebec are as follows: (1) Schedule B -- 68 megawatts of firm capacity and associated energy to be delivered at the Highgate interconnection for twenty years beginning in September 1995; and (2) Schedule C3 -- 46 megawatts of firm capacity and associated energy to be delivered at interconnections to be determined at any time for 20 years, beginning in November 1995.
     We sometimes experience energy delivery deficiencies under the VJO Contract as a result of outages or other problems with the transmission interconnection facilities over which we schedule deliveries. When such deficiencies occur, we purchase replacement energy on the wholesale market, usually at prices that are significantly higher than VJO Contract energy costs.
     Our contracts with Hydro Quebec contain cross default provisions that allow Hydro Quebec to invoke "step-up" provisions under which the other Vermont utilities that are also parties to the contract would be required to purchase their proportionate share of the power supply entitlement of any defaulting utility. The Company is not aware of any instance where this provision has been invoked by Hydro Quebec.
     Under the Company's 9701 arrangement with Hydro Quebec, Hydro Quebec paid $8.0 million to the Company in 1997. In return for this payment, we provided Hydro Quebec options for the purchase of power. Commencing April 1, 1998, and effective through the term of the VJO Contract, which ends in 2015, Hydro Quebec may purchase up to 52,500 MWh on an annual basis ("option A") at the VJO Contract energy price, which is substantially below current market prices. The cumulative amount of energy that may be purchased under option A may not exceed 950,000 MWh (52,500 MWh in each contract year).
     Over the same period, Hydro Quebec may exercise an option to purchase up to 200,000 MWh on an annual basis at the VJO Contract energy price ("option B"). The cumulative amount of energy that may be purchased under option B may not exceed 600,000 MWh. As of September 30, 2004, Hydro Quebec had purchased 566,000 MWh under option B. The Company expects Hydro Quebec to call its remaining entitlements of approximately 34,000 MWh under option B during 2005.
     In 2003, Hydro Quebec exercised option A and option B, and called for delivery to third parties at a net expense to the Company of approximately $4.5 million, including capacity charges.
     Hydro Quebec exercised options A and B for 2004, and the Company has purchased replacement power at a net cost of $3.2 million. The Company has also covered 54 percent of expected calls during 2005 at a net cost of $1.1 million.
     Under the VJO Contract, Hydro Quebec has the right to reduce the load factor from 75 percent to 65 percent a total three times over the life of the contract. Hydro Quebec exercised the first of these load reduction options, effective for the year 2003. The net cost of Hydro Quebec's exercise of this option increased power supply expense during 2003 by approximately $1.2 million. During 2003, Hydro Quebec exercised its second option to reduce the load factor for 2004, which we estimate will increase power supply expense in 2004 by approximately $1.0 million. Hydro Quebec exercised its third and final option in 2004 to reduce deliveries occurring principally during 2005, resulting in an estimated cost of replacement power of $1.5 million, based on current wholesale market prices for 2005. The Vermont Joint Owners, including the Company, retain two options to increase the load factor to 80 percent from 75 percent after 2005.
     It is possible our estimate of future power supply costs could differ materially from actual results.
OTHER  LEGAL  MATTERS
     In 2002, the owners of property along the shoreline of Joe's Pond, an impoundment located in Danville, Vermont, created by the Company's West Danville hydroelectric generating facility, filed an inquiry with the VPSB seeking review of certain dam improvements made by the Company in 1995, alleging that the Company did not obtain all necessary regulatory approvals for the 1995 improvements and that the Company's improvements and subsequent operation of the dam caused flooding of the shoreline and property damage. The owners are likely to request that penalties be imposed on the Company. Hearings will take place in 2005. The Company is unable to predict whether the VPSB will impose regulatory conditions or penalties in connection with this proceeding.
     In a separate proceeding, the Company petitioned the VPSB to make additional dam improvements at the facility at an estimated cost of $350,000. The VPSB has approved the Company's petition and the proposed improvements are expected to be completed by November 15, 2004.
     In a complaint dated October 7, 2004 and filed in Washington County Superior Court, certain Joes Pond homeowners are seeking to recover damages relating to impacts on their lands caused by pond level fluctuations claimed to have been caused by the Company. The Company has not yet filed an answer to the complaint. The Company is unable to predict whether the court will conclude that the Company must pay damages in connection with this proceeding.

4.  SEGMENTS  AND  RELATED  INFORMATION
     The Company's electric utility operation is its only operating segment. The electric utility is engaged in the procurement, generation, distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly owned unregulated subsidiaries (GMPIC and GMP Real Estate) and the rental water heater program as a separate line item in the Other Income section in the Consolidated Statement of Income.
     NWR is an unregulated business that invested in energy generation, energy efficiency and wastewater treatment projects. As of September 30, 2004, most of NWR's net assets and liabilities have been sold or otherwise disposed. The remaining net liability reflects expected warranty obligations.

5.  DERIVATIVE  INSTRUMENTS  AND  RISK  MANAGEMENT
     The Company records the annual cost of power obtained under long-term contracts as operating expenses. The Company meets the majority of its customer demand through a series of long-term physical and financial contracts. There are occasions when we may experience a short position for electricity needed to supply customers. During those periods, electricity is purchased at market prices.
All of the Company's power supply contract costs are currently being recovered through rates approved by the VPSB. The Company's most significant power supply contracts are the Hydro Quebec Vermont Joint Owners ("VJO") Contract (the "VJO Contract") and the VYNPC contract (the "VYNPC Contract"), which together supply approximately 75 percent of our retail load.
     We expect approximately 90 percent of our estimated load requirements through 2006 to be met by our contracts and generation and other power supply resources. These contracts and resources significantly reduce the Company's exposure to volatility in wholesale energy market prices.
     A primary factor affecting future operating results is the volatility of the wholesale electricity market. Implementation of New England's wholesale market for electricity has increased volatility of wholesale power prices. Periods frequently occur when weather, availability of power supply resources and other factors cause significant differences between customer demand and electricity supply. Because electricity cannot be stored, in these situations the Company must buy or sell the difference into a marketplace that has experienced volatile energy prices. Volatility and market price trends also make it more difficult to extend or enter into new power supply contracts at prices that avoid the need for rate relief.
     The Company has established a risk management program designed to stabilize cash flow and earnings by minimizing power supply risks. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. Some of these transactions present the risk of potential losses from adverse changes in commodity prices. Our risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions. Our principal power supply contract counter-parties and generators, Hydro Quebec, ENVY and Morgan Stanley Capital Group, Inc., all currently have investment grade credit ratings.
     The Morgan Stanley Contract (described above under "Power Contract Commitments") is used to hedge our power supply costs against increases in fossil fuel prices. The Morgan Stanley Contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133") and is effective through December 31, 2006. Management has estimated the fair value of the future net benefit of this arrangement at September 30, 2004 to be approximately $11.5 million.
     The Company's 9701 arrangement with Hydro Quebec (described under "Power Contract Commitments") grants Hydro Quebec an option to call power at prices that are expected to be below estimated future market rates. This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at September 30, 2004 is approximately $18.6 million. We sometimes use forward contracts to hedge forecasted calls by Hydro Quebec under the 9701 arrangement.
     The table below presents assumptions used to estimate the fair value of the Morgan Stanley Contract and the 9701 arrangement. The forward prices for electricity used in this analysis are consistent with the Company's current long-term wholesale energy price forecast.

                               Option Value     Risk Free     Price     Average     Contract
                             Model      Interest Rate   Volatility   Forward Price   Expires
                         -------------  --------------  -----------  --------------  -------
Morgan Stanley Contract  Deterministic            2.0%      32%-29%  $           58     2006
9701 Arrangement. . . .  Black-Scholes            4.3%      48%-27%  $           58     2015

The table below presents the Company's estimated market risk of the Morgan Stanley and Hydro Quebec derivatives, estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in wholesale energy prices, which nets to approximately $776,000. Actual results may differ materially from the table illustration. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are deferred.


              Commodity Price Risk               September 30, 2004
                         Fair Value(Cost)    Market Risk
                         -----------------  -------------
                          (in thousands)
Morgan Stanley Contract  $         11,511   $      2,170
9701 Arrangement. . . .           (18,626)        (2,946)
                         -----------------  -------------
                         $         (7,115)  $       (776)

If a derivative instrument were terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.

6.  NEW  ACCOUNTING  STANDARDS
     In January 2003 and December 2003, the Financial Accounting Standards Board issued Interpretation 46 and 46R (Revised), respectively, Consolidation of Variable Interest Entities ("VIEs"). This interpretation clarified application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and replaced current accounting guidance relating to consolidation of certain special purpose entities. FIN 46 and FIN 46R define VIEs as entities that are unable to finance their ongoing operations without additional subordinated financing. FIN 46R requires identification of the Company's participation in VIEs and consolidation of those VIEs of which the Company is the primary beneficiary. The Company adopted FIN 46 at December 31, 2003 and FIN 46R at March 31, 2004, and was not required to consolidate any existing interests pursuant to the requirements of FIN 46 or FIN 46R.
     The Company provides health care, life insurance, prescription drug and other benefits to retired employees who meet certain age and years of service requirements. Under certain circumstances, eligible retirees are required to make contributions for postretirement benefits. On May 19, 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), ("FAS No. 106-2") which superseded FSP 106-1, which allowed employers to voluntarily recognize the impact of the Act. This was in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") and a federal subsidy to sponsors of retiree health care benefit plans that are at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, ("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company had elected to defer recognition of any impact under FSP 106-1. FSP 106-2 provides that if the effect of the Act is not considered a significant event, the measurement date for adoption of FSP 106-2 is delayed until the next regular measurement date, which is December 31, 2004, for the Company. The Company has concluded that the effect is not significant. Therefore, measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the new law.

7.  COMPUTATION  OF  EARNINGS  PER  SHARE
     Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding during each year. The Company established a stock incentive plan for all directors and employees during the year ended December 31, 2000, and options granted are subject to vesting schedules of between one and four years. On February 9, 2004, the Board of Directors of the Company adopted the 2004 Stock Incentive Plan and such plan was approved by the Company's shareholders at the Company's 2004 Annual Meeting of Shareholders. Restricted stock units issued under the plans are subject to vesting schedules of between several months and two years.


    Reconciliation of net income available   Three months ended   Nine months ended
  for common shareholders and average shares     September 30     September 30
                                              2004         2003    2004    2003
                                         ---------------  ------  ------  ------
                                         (in thousands)
Net income before preferred dividends .  $         3,390  $3,041  $8,906  $8,227
Preferred stock dividend requirement. .                -       1       -       3
                                         ---------------  ------  ------  ------
Net income applicable to common
   stock. . . . . . . . . . . . . . . .  $         3,390  $3,040  $8,906  $8,224
                                         ===============  ======  ======  ======

Average number of common shares-basic .            5,089   4,982   5,068   4,970
Dilutive effect of stock options. . . .              162     159     169     160
                                         ---------------  ------  ------  ------
Average number of common shares-diluted            5,251   5,141   5,237   5,130
                                         ===============  ======  ======  ======

GREEN  MOUNTAIN  POWER  CORPORATION
PART  I-ITEM  2
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS
SEPTEMBER  30,  2004
EXECUTIVE OVERVIEW - Green Mountain Power Corporation (the "Company") generates virtually all of its earnings from retail electricity sales. Our retail electricity sales grow at an average annual rate of between one and two percent, about average for most electric utility companies in New England. While wholesale revenues are significant, they have relatively minor impact on our operating results and financial condition. The Company is regulated and cannot adjust prices of retail electricity sales without regulatory approval from the Vermont Public Service Board ("VPSB").
     The Company increased its dividend in February 2004 from an annual rate of $0.76 per share to $0.88 per share. The Company's dividend payout ratio remains comparatively low, at less than 45 percent of 2003 earnings. We expect to grow our dividend payout ratio to between 50 and 70 percent over the next five years, in line with other electric utilities having similar risk profiles, so long as financial and operating results permit.
     Fair regulatory treatment is fundamental to maintaining the Company's financial stability. Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders. In December 2003, the Company received approval from the VPSB of a new rate plan covering the period 2003 through 2006, which sets rates at levels the Company believes will provide an improved opportunity to recover our costs, and to earn our allowed rate of return of 10.5 percent.
     Power supply expenses are equivalent to approximately 65 percent of total revenues. The Company's need to seek rate increases from its customers frequently moves in tandem with increases in our power supply costs. We have entered into long-term power supply contracts for most of our energy needs. All of our power supply contract costs are currently being recovered in the rates we charge our customers. The risks associated with our power supply resources, including outage, curtailment, and other delivery risks, the timing of contract expirations, the volatility of wholesale prices, and other factors impacting our power supply resources and how they relate to customer demand are discussed below under Item 3, "Quantitative and Qualitative Disclosure about Market Risk, and Other Risk Factors."
     We also discuss other risks, including load risk related to our largest customer, International Business Machines Corporation ("IBM"), and contingencies that could have a significant impact on future operating results and our financial condition.
     Growth opportunities beyond the Company's normal investment in its infrastructure include a planned increase in our equity investment in Vermont Electric Power Company, Inc. ("VELCO") and a planned increase in sales of utility services.
     In this section, we explain the general financial condition and the results of operations for the Company and its subsidiaries. This explanation includes:
     factors  that  affect  our  business;
     our earnings and costs in the periods presented and why they changed between periods;
     the  source  of  our  earnings;
     our expenditures for capital projects and what we expect they will be in the future;
     where we expect to get cash for future capital expenditures; and how all of the above affect our overall financial condition.

     Management believes the most critical accounting policies include the timing of expense and revenue recognition under the regulatory accounting framework within which we operate; the manner in which we account for certain power supply arrangements that qualify as derivatives; the assumptions that we make regarding defined benefit plans; and revenue recognition, particularly as it relates to unbilled and deferred revenues. These accounting policies, among others, affect the Company's significant judgments and estimates used in the preparation of its consolidated financial statements.
     There are statements in this section that contain projections or estimates that are considered to be "forward-looking" as defined by the Securities and Exchange Commission (the "SEC"). In these statements, you may find words such as believes, expects, plans, or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different include:
     regulatory and judicial decisions or legislation changes in regional market and transmission rules energy supply and demand and pricing contractual commitments availability, terms, and use of capital general economic and business environment changes in technology nuclear and environmental issues industry restructuring and cost recovery (including stranded costs) weather performance of equity investments in pension assets

We  address  these  items  in  more  detail  below.

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


Total  basic  earnings  per  share  of  Common  Stock
                    Three months ended   Nine months ended
                           September 30  September 30
                            2004   2003   2004   2003
                            -----  -----  -----  -----
Utility business . . . . .  $0.66  $0.60  $1.72  $1.61
Unregulated businesses . .   0.01   0.01   0.04   0.04
                            -----  -----  -----  -----
Earnings from:
Continuing operations. . .   0.67   0.61   1.76   1.65
Discontinued operations. .      -      -      -      -
                            -----  -----  -----  -----

Basic earnings per share .  $0.67  $0.61  $1.76  $1.65
                            =====  =====  =====  =====
Diluted earnings per share  $0.65  $0.59  $1.70  $1.60
                            =====  =====  =====  =====

OPERATING  RESULTS.
     Consolidated earnings per share, diluted, were $0.65 for the third quarter of 2004 compared with earnings per share, diluted, of $0.59 for the same period in 2003. Earnings for the nine months ended September 30, 2004 were $1.70 per share, diluted, compared with earnings of $1.60 per share, diluted, for the same period in 2003.
     The Company recorded basic earnings per share from utility operations of $0.66 in the quarter ended September 30, 2004, compared with utility earnings of $0.60 per share in the same quarter of 2003. Earnings in the third quarter of 2004 were higher than the third quarter of 2003 principally due to non-recurring tax benefits related to the 2002 sale of the Vermont Yankee nuclear plant. In the third quarter of 2004, the Company recorded changes based on notification from VYNPC that a portion of the distribution received in 2003 related to the sale should be treated as a return of capital for tax purposes. Lower pretax income also caused income tax expense to decline. Quarterly earnings also benefited from decreased other operating expenses, lower property taxes and an increase in the amount of deferred revenues recognized in 2004.
     Revenues were deferred during 2001 in accordance with the settlement of the Company's retail rate case approved by the Vermont Public Service Board (the "VPSB") in January 2001 (the "2001 Settlement Order"). The 2001 Settlement Order resulted in the elimination of seasonal rates, generating an additional $8.5 million in cash flow in 2001. The VPSB has issued orders providing that recognition of this additional $8.5 million of revenue be deferred and then recognized to offset increased costs during 2001, 2002, 2003 and 2004. As of September 30, 2004, the Company has $1.1 million in remaining unrecognized deferred revenues, which will be used to earn its allowed rate of return or recover regulatory assets if not needed to achieve the Company's allowed rate of return during 2004.
     In December 2003, the VPSB approved a rate plan between the Vermont Department of Public Service and the Company that allows the Company to raise rates by 1.9 percent, effective January 1, 2005, and an additional 0.9 percent, effective January 1, 2006, if the increases are supported by cost of service schedules submitted 60 days prior to the effective dates. The 1.9 percent increase is expected to provide approximately $4 million in retail operating revenues during 2005, and to replace deferred revenues previously relied upon to achieve our allowed rate of return.
     Quarterly 2004 gross margins on the sale of electricity fell, when compared with the third quarter of 2003, as a decline in total operating revenues of $17.0 million was not fully offset by a decline in the power supply expenses of $16.2 million. Gross margins declined due to decreased retail sales, reduced energy deliveries from Hydro Quebec and wet weather that increased the amount of purchases from IPP hydro facilities under federal mandates.
As disclosed in our 2003 Annual Report, a planned reduction in wholesale sales pursuant to the Morgan Stanley Contract was offset by a reduction in power purchased to fulfill those sales.
     Diluted earnings per share for the nine months ended September 30, 2004 were $1.70 compared with diluted earnings per share of $1.60 for the same period in 2003. Earnings improved primarily due to increased recognition of deferred revenues, increased retail sales of electricity and reduced income tax expense, that were partially offset by a one time benefit that occurred during 2003 for additional energy deliveries that were sold in the wholesale market at unusually high prices, adding approximately $0.15 per share to 2003 earnings.
     Operating results also include earnings of approximately $0.01 per share and $0.04 per share for the three and nine months ended September 30, 2004 from the Company's rental water heater business and did not change materially when compared with the same periods in 2003.

OPERATING  REVENUES  AND  MWH  SALES
     Our revenues from operations, megawatt hour ("MWh") sales and average number of customers for the three and nine months ended September 30, 2004 and 2003 are summarized below:


                          Three months ended           Nine months ended
                                  September 30          September 30
                              2004       2003        2004        2003
                            --------  ----------  ----------  ----------
(dollars in thousands)
 Operating revenues
     Retail. . . . . . . .  $ 49,681  $   50,287  $  150,911  $  148,660
     Sales for Resale. . .     4,443      20,952      19,220      58,593
     Other . . . . . . . .       802         736       2,503       2,123
                            --------  ----------  ----------  ----------
 Total Operating Revenues.  $ 54,926  $   71,975  $  172,634  $  209,376
                            ========  ==========  ==========  ==========

 MWh Sales-Retail. . . . .   493,135     495,877   1,466,929   1,455,286
 MWh Sales for Resale. . .    93,833     622,979     347,453   1,703,541
                            --------  ----------  ----------  ----------
 Total MWh Sales . . . . .   586,968   1,118,856   1,814,382   3,158,827
                            ========  ==========  ==========  ==========



 Average  Number  of  Customers
                          Three months ended   Nine months ended
                               September 30      September 30
                                2004    2003    2004    2003
                               ------  ------  ------  ------
    Residential . . . . . . .  75,394  74,570  75,381  73,861
    Commercial and Industrial  13,566  13,398  13,508  13,194
    Other . . . . . . . . . .      61      65      61      65
                               ------  ------  ------  ------
 Total Number of Customers. .  89,021  88,033  88,950  87,120
                               ======  ======  ======  ======

REVENUES
     Total operating revenues in the third quarter of 2004 decreased $17.0 million or 23.7 percent compared with the same period in 2003, primarily as a result of a decrease in wholesale sales to Morgan Stanley under the Morgan Stanley Contract (described in Part I, Item I, No. 3 under "Power Contract Commitments").
     Retail operating revenues for the third quarter of 2004 decreased $420,000 compared with the same period in 2003, reflecting the effects of cooler summer weather offset in part by an increase in the number of customers, and a $385,000 increase in recognition of revenues deferred under the 2001 Settlement Order. Total retail megawatt hour sales of electricity declined by 0.6 percent in the third quarter of 2004, compared with the same period in 2003, due to milder weather. Sales to residential and small commercial and industrial customers declined by 4.6 percent and 1.4 percent, respectively, while sales to large commercial and industrial customers increased 3.7 percent, when comparing the third quarter of 2004 to the same period in 2003.
     We sell wholesale electricity to others for resale. Wholesale revenues in the third quarter of 2004 decreased by $16.5 million or 78.8 percent compared with the same period in 2003, reflecting reduced sales of electricity under the Morgan Stanley Contract designed to manage price risks associated with changing fossil fuel prices. The Company does not expect the reduction in sales under the Morgan Stanley Contract to adversely affect the Company's earnings in 2004 or future years.
     The  Company's  major  industrial customer, International Business Machines
("IBM"), accounted for 16.6% of retail sales revenue in 2003. The Company currently estimates, based on a number of projected variables, the retail rate increase required from all retail customers by a hypothetical shutdown of the IBM facility to be approximately five percent, inclusive of projected related declines in sales to residential and commercial customers.
     Retail operating revenues for the first nine months of 2004 reflected a $1.9 million increase in the recognition of deferred revenues from the 2001 Settlement Order, an increase of $1.8 million or 2.0 percent in commercial and industrial revenues, a decrease in estimated revenues from unread meters of $1.2 million, and a decrease of approximately $97,000 in revenues from residential and other customers compared with the same period of 2003.
     Total retail MWh sales of electricity in the first nine months of 2004 increased 1.0 percent when compared with the same period of 2003, primarily as a result of an increase in commercial and industrial sales.
     Wholesale revenues decreased $39.4 million or 67.2 percent during the first nine months of 2004, compared with the same period in 2003, as a result of reduced sales under the Morgan Stanley Contract. Wholesale revenues also declined as a result of decreased sales of power arising from added deliveries of electricity under a long-term contract with Hydro Quebec. During the first quarter of 2003, delivery of past power supply contract deficiencies by Hydro Quebec resulted in additional energy availability that the Company sold when market energy prices were unusually high. We estimate that these sales increased quarterly earnings by approximately $0.15 per share in 2003. There are no further deficiencies to be rescheduled and the Company does not expect this benefit to reoccur.
OPERATING  EXPENSES
POWER  SUPPLY  EXPENSES
     Power supply expenses decreased $16.2 million or 32.3 percent in the third quarter of 2004 compared with the same period in 2003, primarily as a result of a $13.4 million decline in purchases under the Company's power supply contract with Morgan Stanley (described in Part I, Item I, No. 3 under "Power Contract Commitments") and other reduced wholesale sales of energy
     Power supply expenses from VYNPC decreased $695,000 or 7.5 percent during the third quarter of 2004 compared with the same period of 2003, primarily due to decreased output at the ENVY nuclear power plant due to an unplanned outage. See Part I, Item 1, Note 2, Investment in Associated Companies - Vermont Yankee Nuclear Power Corporation, for a more detailed discussion of the effect of these outages.
     Company-owned generation expenses increased $72,000 or 4.6 percent in the third quarter of 2004 compared with the same period in 2003, primarily due to increased fuel prices for production at peak generation facilities. Peak generation facilities are run only to maintain system reliability or when wholesale energy prices are extremely high.
     The cost of power that we purchased from other companies decreased $16.3 million or 33.5 percent in the third quarter of 2004 compared with the same period in 2003, primarily due to an $13.4 million decrease in purchases from Morgan Stanley and other reduced wholesale purchases for resale, partially offset by an increase in the amount of high priced energy from IPP hydro facilities under federal mandates and an increase in costs of power purchased from NEPOOL and other sources to replace reduced deliveries from Hydro Quebec.
     During the third quarter of 2004, $888,000 in power supply expense was recognized to reflect the costs of the Company's 9701 arrangement with Hydro Quebec compared with $990,000 in power supply expense for the same quarter in 2003. The cumulative amount of power purchased at September 30, 2004 by Hydro Quebec under option B is approximately 566,000 MWh, out of a total of 600,000 MWh, which may be called over the life of the arrangement.
     Hydro Quebec exercised options A and B for 2004 at a net cost to the Company of approximately $3.2 million. The Company has also covered 54 percent of expected calls during 2005 at a net cost of $1.1 million.
     Under the VJO Contract, Hydro Quebec has the right to reduce the load factor from 75 percent to 65 percent a total three times over the life of the contract. Hydro Quebec exercised the first of these load reduction options, effective for the year 2003. The net cost of Hydro Quebec's exercise of this option increased power supply expense during 2003 by approximately $1.2 million. During 2003, Hydro Quebec exercised its second option to reduce the load factor for 2004, which we estimate will increase power supply expense in 2004 by approximately $1.5 million. Hydro Quebec exercised its final option in 2004 for deliveries occurring principally during 2005, at an estimated cost of $1.5 million based on current wholesale market prices, for 2005.
     Both the 9701 arrangement and any related forward purchase contracts are considered derivative instruments as defined by SFAS 133. On April 11, 2001, the VPSB issued an accounting order that requires the Company to defer recognition of any earnings or other comprehensive income effect relating to future periods caused by application of SFAS 133, and as a result, we do not anticipate SFAS 133 to affect earnings. The current costs of both the 9701 arrangement and other forward purchase arrangements, including our Morgan Stanley Contract, are being fully recovered in our retail rates. At September 30, 2004, the Company had a net regulatory asset of approximately $7.1 million related to derivatives that the Company believes is probable of recovery. The fair value of the regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.
     Power supply expenses decreased $37.2 million or 25.4 percent in the first nine months of 2004 compared with the same period in 2003, primarily as a result of $39.3 million decline in purchases under the Company's power supply contract with Morgan Stanley.
     Power supply expenses from Vermont Yankee decreased $5.4 million or 18.8 percent during the first nine months of 2004 compared with the same period of 2003, primarily due to a decrease in energy provided under the Power Purchase Agreement between VY and ENVY, due to plant outages. The sale of the VY generating plant is discussed under Part I, Item 1, Note 2, "Investment in Associated Companies".
     Company-owned generation expenses decreased $966,000 or 15.9 percent in the first nine months of 2004 compared with the same period in 2003, primarily due to decreased output and fuel costs at the Stony Brook generating facility in which we have an 8.8 percent joint ownership interest, and decreases in output and fuel costs used to operate our other peak generation facilities.
     The cost of power that we purchased from other companies decreased $30.9 million or 27.6 percent in the first nine months of 2004 compared with the same period in 2003, primarily due to a $39.3 million decrease in purchases from Morgan Stanley, that was partially offset by increased expenses to replace the decreased output at the ENVY plant during a scheduled outage, to purchase increased output of high priced energy from IPP hydro facilities under federal mandates, and to replace reduced deliveries from Hydro Quebec and to supply increased retail sales to customers.

OTHER  OPERATING  EXPENSES
     Other operating expenses decreased $475,000 or 9.8 percent in the third quarter of 2004 compared with the same period in 2003 due primarily to decreased administrative and general expenses. Other operating expenses increased $145,000 or 1.1 percent in the first nine months of 2004 compared with the same period in 2003 due to increased administrative and general expense.

TRANSMISSION  EXPENSES
     Transmission expenses increased by approximately $62,000 or 1.8 percent for the three months ended September 30, 2004 compared with the same period in 2003, due to an increase in overhead line maintenance.
     Transmission expenses increased by approximately $254,000 or 2.3 percent for the nine months ended September 30, 2004 compared with the same period in 2003 due to an increase in overhead line maintenance and in VELCO's debt service and other expenses for expanded Vermont transmission facilities.
     The ISO New England (ISO-NE") was created to manage the operations of the New England Power Pool ("NEPOOL"), effective May 1, 1999. ISO-NE operates a market for all New England states for purchasers and sellers of electricity in the deregulated wholesale energy markets. Sellers place bids for the sale of their generation or purchased power resources and if demand is high enough the output from those resources is sold.
     During 2002, the Federal Energy Regulatory Commission ("FERC") accepted ISO-NE's request to implement a Standard Market Design ("SMD") governing wholesale energy sales in New England. ISO-NE implemented its SMD plan on March 1, 2003. SMD includes a system of locational marginal pricing of energy, under which prices are determined by zone, and based in part on transmission congestion experienced in each zone. Currently, the State of Vermont constitutes a single zone under the plan, although pricing may eventually be determined on a more localized ("nodal") basis. ISO-NE and NEPOOL have committed to facilitation of a stakeholder process to examine alternative pricing options, including alternatives to nodal pricing. On July 1, 2004, ISO-NE filed its report with FERC concluding that the existing load zones for energy pricing should not be modified at this time because energy prices within these load zones, including Vermont, are relatively uniform. ISO-NE did note, however that the load zones should and will be reviewed at least every two years, or upon the introduction of a significant change in circumstances, i.e., the implementation of a new market, a substantial physical change to the NEPOOL system, or at the direction of the FERC. We believe that nodal pricing could result in a material adverse impact on our power supply and/or transmission costs, if adopted, as long as the transmission facilities in Northwestern Vermont are constrained.
     On October 31, 2003, ISO-NE, together with New England's principal transmission system owners, including VELCO, filed a request for designation of ISO-NE as a regional transmission organization for New England ("RTO-NE"). On March 24, 2004, the FERC conditionally approved ISO-NE's designation as an RTO. ISO-NE will continue to perform all of its current responsibilities and will also become the transmission provider for the New England region, acquiring operational authority over daily management of the transmission system. Also on October 31, 2003, certain transmission owners in New England, including the Company, reached an agreement to submit a tariff, agreements and other documents to the FERC to include costs associated with certain transmission facilities, known as the Highgate Facilities, of which the Company is a part owner, in region-wide rates as set forth in the RTO-NE proposal. The Company and other transmission owners are currently working with ISO-NE to make operating arrangements in advance of making a filing with the FERC.
     VELCO, the owner and operator of Vermont's principal electric transmission system assets, has proposed a project to substantially upgrade Vermont's transmission system (the "Northwest Reliability Project"), principally to support reliability and eliminate transmission constraints in northwestern Vermont, including most of the Company's service territory. We own approximately 29 percent of VELCO. The proposed Northwest Reliability Project must be approved by the VPSB. Several Vermont municipalities, citizen groups and individuals have intervened in the VPSB proceedings to oppose or request modifications to the project. Modifications requested include underground placement or relocation of distribution facilities that, if approved, could add significant costs that could be allocated to Vermont utilities, including the Company. If approved as submitted, the project is estimated to cost approximately $130 million through 2007. VELCO intends to finance the costs of constructing the Northwest Reliability Project in part through increased equity investment. The Company plans to invest approximately $20 million in VELCO to support this and other transmission projects through 2007. Under current NEPOOL and ISO-NE rules, which require qualifying large transmission project costs to be shared among all New England utilities, most of the costs of the Northwest Reliability Project will be allocated throughout the New England region, with Vermont utilities responsible for approximately five percent of allocated costs.
     In August 2003, a coalition of New England public utility commissions and other parties challenged the NEPOOL and ISO-NE transmission cost allocation rules. On December 18, 2003, FERC rejected this challenge. FERC's order is subject to pending requests for rehearing and has been appealed to the US Court of Appeals for the D.C. Circuit. If the current transmission cost allocation rules are modified or eliminated, Vermont utilities, including the Company, could be required to bear a greater proportion, and potentially all, of the cost of the Northwest Reliability Project.

MAINTENANCE  EXPENSES
     Maintenance expenses increased $225,000 or 10.1 percent for the three months ended September 30, 2004 compared with the same period in 2003, primarily due to an increase in scheduled maintenance on distribution and hydro facilities. The Company is increasing expenditures by approximately $600,000 for tree clearing in rights of way to improve system reliability during 2004. Maintenance expenses increased $479,000 or 7.7 percent for the nine months ended September 30, 2004 compared with the same period in 2003 for the same reasons.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
     Depreciation and amortization expenses for the quarter ended September 30, 2004 increased $76,000 or 2.2 percent compared with the same period in 2003, reflecting an increase in the depreciation of utility plant, partially offset by a decrease in the amortization of demand side management assets. Depreciation and amortization expenses increased $97,000 or 0.9 percent for the nine months ended September 30, 2004 compared with the same period in 2003 for the same reasons.

TAXES  OTHER  THAN  INCOME  TAXES
     Other  tax  expense  for the third quarter of 2004 decreased by $328,000 or
19.4 percent compared with the same period in 2003 due to reductions in property taxes.
     Other tax expense for the first nine months of 2004 decreased by $440,000 or 8.3 percent compared with the same period in 2003 due to reductions in property taxes.

INCOME  TAXES
     Income taxes decreased $674,000 or 37.0 percent in the third quarter of 2004 compared with the same period in 2003 due to non-recurring tax benefits associated with the 2002 sale of the Vermont Yankee nuclear plant and a decrease in pretax book income from operations.
     Income taxes decreased $500,000 or 10.5 percent in the first nine months of 2004 compared with the same period in 2003 due to the increased tax benefits mentioned above.

TOTAL  OTHER  INCOME
     Total other income net of other deductions decreased $89,000 or 18.2 percent during the three months ended September 30, 2004 compared with the same period in 2003, primarily due to decreased earnings of Vermont Yankee. The Vermont Yankee decrease in earnings was caused by a decrease in investment following a return of capital to the Company arising from the sale of the Vermont Yankee nuclear plant to ENVY.
     Other income decreased by $213,000 or 13.3 percent in first nine months of 2004 when compared with the same period in 2003, for the same reasons, due primarily to receipt of insurance proceeds in 2003.

INTEREST  CHARGES
     Interest charges decreased $153,000 or 8.7 percent in the third quarter of 2004 compared with the same period in 2003, due to a decrease in long-term debt balances arising from the maturity of $8.0 million first mortgage bonds in December 2003.
     Interest charges decreased $453,000 or 8.5 percent in the first nine months of 2004 compared with the same period in 2003, for the same reason.


LIQUIDITY  AND  CAPITAL  RESOURCES
     In the nine months ended September 30, 2004, we spent $14.7 million principally for expansion and improvements of our transmission, distribution and generation plant, and environmental expenditures. We expect to spend approximately $6.9 million during the remainder of 2004, principally for improvements to transmission, distribution and generation plant, and environmental expenditures. The Company plans to make capital investments of up to $20 million in VELCO through 2007 in support of various transmission projects, including an estimated $4.8 million investment in the last quarter of 2004. The Company also intends to contribute between $2.0 million and $3.0 million in additional funds to its defined benefit plans in 2004.
     During June 2004, the Company negotiated a 364-day revolving credit agreement (the "Fleet-Sovereign Agreement") with Fleet Financial Services ("Fleet") joined by Sovereign Bank. The Fleet-Sovereign Agreement is for $30.0 million, unsecured, and allows the Company to choose any blend of a daily variable prime rate and a fixed term LIBOR-based rate. There was no balance outstanding on the Fleet-Sovereign Agreement at September 30, 2004. The Fleet-Sovereign Agreement expires June 15, 2005.
     The annual dividend was $0.76 per share for the year ended December 31, 2003. On February 9, 2004, the annual dividend rate was increased from $0.76 per share to $0.88 per share, a payout ratio of approximately 44 percent based on 2003 earnings. The Company expects to increase the dividend on a consistent basis in the first quarter of each year until the payout ratio falls between 50 percent and 70 percent of anticipated earnings, so long as financial and operating results permit. We believe this payout ratio to be consistent with that of other electric utilities having similar risk profiles.
     The credit ratings of the Company's first mortgage bonds at September 30, 2004 were:


                      Moody's  Standard & Poor's
                      -------  -----------------
First mortgage bonds  Baa1     BBB

Moody's affirmed the Company's senior secured debt rating at Baa1, with a stable outlook on June 18, 2004.
     Standard and Poor's Ratings Services last affirmed its BBB rating of the Company's senior secured debt, with a stable outlook during August 2003.
     On November 3, 2004, Standard and Poor's Ratings Services upgraded the Company's issuer credit rating to BBB from BBB-, citing an improved regulatory climate in Vermont.
     In the event of a change in the Company's first mortgage bond credit rating to below investment grade, scheduled payments under the Company's first mortgage bonds would not be affected. Such a change would require the Company to post what would currently amount to a $4.3 million bond under our remediation agreement with the EPA regarding the Pine Street Barge Canal site. The Morgan Stanley Contract requires credit assurances if the Company's first mortgage bond credit ratings are lowered to below investment grade by any one of the two credit rating agencies listed above.

OFF-BALANCE SHEET ARRANGEMENTS - The Company does not use off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

OTHER COMMITMENTS - We have material power supply commitments that are discussed in detail under the captions "Power Contract Commitments" and "Power Supply Expenses." We also own an equity interest in VELCO, which requires the Company to contribute capital when required and to pay a portion of VELCO's operating costs, including its debt service costs.

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

     Power supply pricing volatility in some regulatory jurisdictions, such as California, and proposed changes in regional and national wholesale markets appear to have dampened any immediate push towards restructuring in Vermont. We are unable to predict what form future restructuring legislation, if adopted, will take and what impact that might have on the Company, but it could be material.

DEFINED  BENEFIT  PLANS
     Due to sharp declines in the equity markets during 2001 and 2002, the relative funding level of defined benefit plan obligations has decreased. The Company's defined benefit plan assets are primarily made up of public equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased defined benefit plan costs in future periods.
     The Company's funding policy is to make voluntary contributions to its defined benefit plans before ERISA or Pension Benefit Guaranty Corporation requirements mandate such contributions under minimum funding rules, and so long as the Company's liquidity needs do not preclude such investments. The Company made pension plan contributions totaling $3.5 million between September 1, 2002 and December 31, 2003.
     As a result of our plan asset experience, at December 31, 2002, the Company was required to recognize an additional minimum pension liability of $2.4 million, net of applicable income taxes. The liability was recorded as a reduction to common equity through a charge to Other Comprehensive Income ("OCI"). Favorable pension plan investment returns during 2003 reduced the OCI charge and related net liability by $587,000 at December 31, 2003. The 2002 OCI charge and the 2003 OCI benefit had no effect on net income for either year.

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

     A primary factor affecting future operating results is the volatility of the wholesale electricity market. Implementation of New England's wholesale market for electricity has increased volatility of wholesale power prices. Periods frequently occur when weather, availability of power supply resources and other factors cause significant differences between customer demand and electricity supply. Because electricity cannot be stored, in these situations the Company must buy or sell the difference into a marketplace that has experienced volatile energy prices. Volatility and market price trends also make it more difficult to extend or enter into new power supply contracts at prices that avoid the need for rate relief.
     The Company has established a risk management program designed to stabilize cash flow and earnings by minimizing power supply risks, including counter party credit risk. Transactions permitted by the risk management program include futures, forward contracts, option contracts, swaps and transmission congestion rights. These transactions are used to hedge the risk of fossil fuel and spot market electricity price increases. Some of these transactions present the risk of potential losses from adverse changes in commodity prices. Our risk management policy specifies risk measures, the amount of tolerable risk exposure, and authorization limits for transactions. Our principal power supply contract counter-parties and generators, Hydro Quebec, Entergy Nuclear Vermont Yankee, LLC and Morgan Stanley Capital Group, Inc., all currently have investment grade credit ratings.
     The Company has a contract with Morgan Stanley Capital Group, Inc. (the "Morgan Stanley Contract") that is used to hedge our power supply costs against increases in fossil fuel prices. Morgan Stanley purchases approximately 15 percent of the Company's power supply resources at index prices for fossil fuel resources and specified prices for contracted resources and then sells power to the Company at a fixed rate to serve pre-established load requirements. This contract, along with other power supply commitments, allows us to fix the cost of most of our power supply requirements, subject to power resource availability and other risks. The Morgan Stanley Contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133") and is effective through December 31, 2006. Management has estimated the fair value of the future net benefit of this arrangement at September 30, 2004, is approximately $11.5 million.
     We currently have an arrangement that grants Hydro Quebec an option (the "9701 arrangement") to call power at prices that are expected to be below estimated future market rates. The 9701 arrangement is described in more detail below under the heading "Power Supply Expenses." This arrangement is a derivative and is effective through 2015. Management's estimate of the fair value of the future net cost for this arrangement at September 30, 2004, is approximately $18.6 million. We sometimes use forward contracts to hedge forecasted calls by Hydro Quebec under the 9701 arrangement.
     The table below presents the Company's market risk of the Morgan Stanley and Hydro Quebec derivatives, estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in wholesale energy prices, which nets to approximately $776,000. Actual results may differ materially from the table illustration. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are deferred.

              Commodity Price Risk               September 30, 2004
                         Fair Value(Cost)    Market Risk
                         -----------------  -------------
                          (in thousands)
Morgan Stanley Contract  $         11,511   $      2,170
9701 Arrangement. . . .           (18,626)        (2,946)
                         -----------------  -------------
                         $         (7,115)  $       (776)


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

ITEM  4.  CONTROLS  AND  PROCEDURES
     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Chief Financial Officer and Treasurer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the three and nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
     During the quarter, the Company conducted testing and enhancement of its internal controls over financial reporting to enable it to meet the requirements of the Sarbanes Oxley Act as of December 31, 2004. These ongoing efforts, which required significant changes to internal controls, and which are subject to audit at year-end, have improved the design and operational effectiveness of the Company's control processes and systems for financial reporting. It should be noted that the design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and that only reasonable assurance can be given that any internal control system will succeed in achieving its stated goals against all potential future conditions, regardless of how remote.


                        GREEN MOUNTAIN POWER CORPORATION
                        --------------------------------
                               SEPTEMBER 30, 2004
                               ------------------
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  1.  Legal  Proceedings
See  Notes  3,  4  and  5  of  Notes  to  Consolidated  Financial    Statements

ITEM  2.  Changes  in  Securities
          NONE

ITEM  3.  Defaults  Upon  Senior  Securities
          NONE

ITEM  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
     NONE

ITEM  5.  Other  Information
     NONE

ITEM  6.
(A)  EXHIBITS
   ----------
Exhibit  31.1,  Certification  by  Christopher  L.  Dutton,  President and Chief
Executive Officer of Green Mountain Power Corporation, pursuant to Rules 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(B)  REPORTS  ON  FORM  8-K
            ---------------
     The following filings on Form 8-K were filed by the Company on the topics and dates indicated:

A report on Form 8-K (Item 12), dated August 4, 2004, was furnished to report that the Company issued a press release regarding its earnings for the quarter ended June 30, 2004 (not incorporated by reference).

A report on Form 8-K (Item 2.02), dated November 1, 2004, was furnished to report that the Company issued a press release regarding its earnings for the quarter ended September 30, 2004 (not incorporated by reference).

A report on Form 8-K (Item 8.01), dated November 1, 2004, was furnished to report that the Company issued a press release announcing it filed its cost-of-service study supporting the implementation of a January 2005 rate increase of 1.9 percent, pursuant to a plan previously approved by the Vermont Public Service Board ("VPSB").

A report on Form 8-K (Item 8.01), dated November 3, 2004, was furnished to report that Standard and Poor's Ratings Services issued a press release announcing that it had raised the corporate credit rating of Green Mountain Power Corporation (the "Company") to BBB.