Form 10-Q
period 2005-06-30
GREEN MOUNTAIN POWER CORP
filed 2005-08-09
CIK 43704

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes x No o

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - Common Stock	Outstanding at July 31, 2005
$3.33 1/3 Par Value	5,203,760

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

PART I FINANCIAL INFORMATION
GREEN MOUNTAIN POWER CORPORATION
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
At and for the Three and Six months Ended June 30, 2005 and 2004

The accompanying notes are an integral part of the consolidated financial statements.

GREEN MOUNTAIN POWER CORPORATION	Unaudited
Consolidated Comparative Income Statements	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share data	2005	2004	2005	2004
Operating revenues
Retail Revenues	$50,870	$49,008	$105,291	$103,613
Wholesale Revenues	4,018	5,860	7,846	14,778
Total operating revenues	54,888	54,868	113,137	118,391
Operating expenses
Power Supply
Vermont Yankee Nuclear Power Corporation	8,767	4,631	17,462	14,623
Company-owned generation	1,121	1,214	2,661	3,446
Purchases from others	22,499	29,136	47,614	57,101
Other operating	5,273	4,677	10,155	9,428
Transmission	4,459	4,029	8,631	7,738
Maintenance	2,454	2,425	4,799	4,696
Depreciation and amortization	3,753	3,483	7,529	6,972
Taxes other than income	1,662	1,713	3,384	3,492
Income taxes	1,253	784	2,921	3,099
Total operating expenses	51,241	52,092	105,156	110,595
Operating income	3,647	2,776	7,981	7,796
Other income
Equity in earnings of affiliates and non-utility operations	431	277	820	533
Allowance for equity funds used during construction	7	109	14	224
Other income (deductions), net	(22)	269	(74)	234
Total other income	416	655	760	991
Interest charges
Long-term debt	1,633	1,633	3,267	3,267
Other interest	50	84	117	141
Allowance for borrowed funds used during construction	(4)	(69)	(10)	(143)
Total interest charges	1,679	1,648	3,374	3,265
Income from continuing operations	2,384	1,783	5,367	5,522
Loss from discontinued operations, net	(3)	(1)	(6)	(7)
Net income applicable to common stock	$2,381	$1,782	$5,361	$5,515

	Unaudited
Consolidated Statements of Comprehensive Income	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net income	$2,381	$1,782	$5,361	$5,515
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income	$2,381	$1,782	$5,361	$5,515

Basic earnings per share	$0.46	$0.35	$1.04	$1.09
Diluted earnings per share	0.45	0.34	1.02	1.06
Cash dividends declared per share	$0.25	$0.22	$0.50	$0.44
Weighted average common shares outstanding-basic	5,186	5,072	5,173	5,058
Weighted average common shares outstanding-diluted	5,271	5,228	5,261	5,219
The accompanying notes are an integral part of these consolidated financial statements.

	Unaudited
GREEN MOUNTAIN POWER CORPORATION	Six Months Ended
Consolidated Statements of Cash Flows	June 30
In thousands	2005	2004
Operating Activities
Income from continuing operations	$ 5,367	$ 5,522
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,529	6,972
Equity in undistributed earnings of associated companies	(597)	(351)
Dividends from associated companies	605	389
Allowance for funds used during construction	(24)	(367)
Amortization of deferred purchased power costs	1,698	1,681
Deferred income tax (benefit) expense, net of investment tax credit amortization	(1,267)	704
Deferred purchased power costs	-	(432)
Rate levelization liability and other deferred revenues	198	(1,491)
Environmental and conservation deferrals, net	(212)	(706)
Cash in advance of construction	1,085	820
Loss on sale of property	-	6
Amortization of Pine Street	170	-
Deferred and share-based compensation	64	282
Changes in:
Accounts receivable and accrued utility revenues	2,184	2,701
Prepayments, fuel and other current assets	(1,256)	978
Accounts payable and other current liabilities	(1,487)	(367)
Income taxes payable and receivable	227	(721)
Deferred tax liability	-	(343)
Other	2,277	352
Net cash provided by continuing operations	16,561	15,629
Net loss from discontinued operations	(6)	(7)
Net cash provided by operating activities	16,555	15,622
Investing Activities
Construction expenditures	(9,411)	(9,261)
Restriction of cash for renewable energy investments	(277)	(352)
Return of capital from associated companies	86	110
Investment in nonutility property	(106)	(255)
Net cash used in investing activities	(9,708)	(9,758)
Financing Activities
Issuance of common stock	881	546
Short-term debt	(3,000)	(500)
Cash dividends	(2,593)	(2,231)
Net cash used in financing activities	(4,712)	(2,185)
Net increase in cash and cash equivalents	2,135	3,679
Cash and cash equivalents at beginning of period	1,720	786
Cash and cash equivalents at end of period	$3,855	$4,465
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$3,342	$3,364
Income taxes	2,724	2,637
Non-cash construction additions	1,012	725
The accompanying notes are an integral part of these consolidated financial statements.

GREEN MOUNTAIN POWER CORPORATION
Consolidated Balance Sheets	Unaudited
	June 30		December 31
In thousands	2005	2004	2004
ASSETS
Utility plant
Utility plant, at original cost	$344,496	$325,737	$339,269
Less accumulated depreciation	124,214	115,238	119,633
Utility plant, net of accumulated depreciation	220,282	210,499	219,636
Property under capital lease	4,731	5,047	4,731
Construction work in progress	9,633	15,139	8,345
Total utility plant, net	234,646	230,685	232,712
Other investments
Associated companies, at equity	10,157	5,732	10,179
Other investments	9,375	8,592	8,780
Total other investments	19,532	14,324	18,959
Current assets
Cash and cash equivalents	3,855	4,465	1,720
Accounts receivable, less allowance for
doubtful accounts of $470, $790 and $621	17,021	15,742	18,216
Accrued utility revenues	5,975	5,617	6,964
Fuel, materials and supplies, average cost	5,160	4,545	4,848
Prepayments	2,757	659	1,674
Income tax receivable	204	422	1,717
Other	183	331	323
Total current assets	35,155	31,781	35,462
Deferred charges
Demand side management programs	6,564	6,994	7,293
Purchased power costs	648	725	2,322
Pine Street Barge Canal	13,080	12,954	13,250
Net power supply deferral	14,569	12,350	12,085
Power supply derivative asset	12,041	12,210	10,736
Other regulatory assets	6,466	7,915	6,932
Other deferred charges	860	1,434	1,113
Total deferred charges	54,228	54,582	53,731
Non-utility

Property and equipment	247	248	247
Other assets	462	577	508
Total non-utility assets	709	825	755
Total assets	$344,270	$332,197	$341,619

The accompanying notes are an integral part of these consolidated financial statements.

GREEN MOUNTAIN POWER CORPORATION
Consolidated Balance Sheets	Unaudited
	June 30		December 31
In thousands except share data	2005	2004	2004
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
6,002,344, 5,905,627 and 5,968,118	$20,090	$19,685	$19,894
Additional paid-in capital	79,712	76,761	78,852
Retained earnings	32,657	26,071	29,889
Accumulated other comprehensive income	(2,353)	(1,787)	(2,353)
Treasury stock, at cost (827,639 shares)	(16,701)	(16,701)	(16,701)
Total common stock equity	113,405	104,029	109,581
Long-term debt, less current maturities	93,000	93,000	93,000
Total capitalization	206,405	197,029	202,581
Capital lease obligation	4,407	4,898	4,493
Current liabilities
Short-term debt	-	-	3,000
Accounts payable, trade and accrued liabilities	8,228	8,353	9,437
Accounts payable to associated companies	5,288	5,305	7,391
Deferred revenues	74	1,986	-
Accrued taxes	-	-	1,290
Customer deposits	933	930	1,063
Interest accrued	1,137	1,134	1,136
Other	2,092	1,796	1,151
Total current liabilities	17,752	19,504	24,468
Deferred credits
Power supply derivative liability	26,610	24,560	22,821
Accumulated deferred income taxes	31,100	30,499	32,223
Unamortized investment tax credits	2,422	2,710	2,564
Pine Street Barge Canal cleanup liability	6,245	6,649	6,458
Accumulated cost of removal	20,750	21,907	19,806
Deferred compensation	8,761	8,629	8,872
Other regulatory liabilities	4,916	6,430	4,012
Other deferred liabilities	12,729	7,303	11,150
Total deferred credits	113,533	108,687	107,906
COMMITMENTS AND CONTINGENCIES, Note 3
Non-utility
Net liabilities of discontinued segment	2,173	2,079	2,171
Total non-utility liabilities	2,173	2,079	2,171
Total capitalization and liabilities	$344,270	$332,197	$341,619
The accompanying notes are an integral part of these consolidated financial statements.

	Unaudited
Consolidated Statements of Retained Earnings	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands	2005	2004	2005	2004

Balance - beginning of period	$31,577	$25,406	$29,889	$22,786
Net Income	2,381	1,782	5,361	5,515
Other adjustments	-	-	-	-
Cash Dividends-common stock	(1,301)	(1,117)	(2,593)	(2,230)
Balance - end of period	$32,657	$26,071	$32,657	$26,071
The accompanying notes are an integral part of these consolidated financial statements.

GREEN MOUNTAIN POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

The accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America applicable to rate-regulated enterprises in accordance with Statement of Financial Accounting Standards No. ("SFAS") 71 ("SFAS 71"), "Accounting for Certain Types of Regulation." Under SFAS 71, the Company accounts for certain transactions in accordance with permitted regulatory treatment. As such, regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. Regulators may also require benefits to be deferred as regulatory liabilities, pending future rate proceedings.

Revenues. The VPSB sets the rates we charge our customers for their electricity. In periods prior to April 2001, we charged our customers higher rates for billing cycles in December through March and lower rates for the remaining months. These were called seasonally differentiated rates. Seasonal rates were eliminated in April 2001, and generated approximately $8.5 million of revenues deferred in 2001 pursuant to VPSB order (the "Deferred Revenues"), of which $3.0 million, $1.1 million and $4.5 million were recognized during 2004, 2003 and 2002, respectively. At December 31, 2004, the Company had recognized all the Deferred Revenues.

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

Benefit Plans. The Company sponsors several qualified and nonqualified pension plans and other post-employment benefit plans covering current and former employees who meet certain eligibility criteria. The assumptions used to calculate the cost and obligations associated with these plans are determined on January 1 for the upcoming year. These assumptions are disclosed in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004 (the "Form 10-K"). The Company expects to contribute approximately $2.0 million to its benefit plans in 2005. During the six months ended June 30, 2005, GMP contributed $900,000 to its benefit plans.

	Three Months Ended		Six Months Ended
Qualified Pension and Supplemental Pension Plans	June 30		June 30
In thousands	2005	2004	2005	2004
Service cost	$ 256	$ 281	$ 512	562
Interest cost	588	573	1,176	1,145
Expected return on plan assets	(603)	(571)	(1,206)	(1,143)
Amortization of transition asset	-	-	-	-
Amortization of prior service cost	52	51	104	103
Amortization of the transition obligation	-	-	-	-
Recognized net actuarial gain	55	67	110	134
Net periodic pension benefit cost	$348	$400	$696	$800

	Three Months Ended		Six Months Ended
Other Postretirement Benefit Plan	June 30		June 30
In thousands	2005	2004	2005	2004
Service cost	$77	$84	$154	$168
Interest cost	267	291	534	583
Expected return on plan assets	(236)	(214)	(472)	(429)
Amortization of transition asset	-	-	-	-
Amortization of prior service cost	(59)	(60)	(118)	(120)
Amortization of the transition obligation	83	82	166	164
Recognized net actuarial gain	56	85	112	169
Net periodic other postretirement benefit cost	$188	$268	$376	$535

The Company maintains a 401(k) Savings Plan for substantially all employees. This savings plan provides for employee contributions up to specified limits. The Company matches employee pre-tax contributions up to 4 percent, and contributes an additional one-half percent each year made on a non-matching basis, of eligible compensation. The additional half percent contribution was added effective January 2004. The Company match is immediately vested. The Company's matching and non-matching contributions for the second quarter of 2005 and 2004 were $142,000 and $115,000, respectively. The Company's matching and non-matching contributions for the first six months of 2005 and 2004 were $242,000 and $220,000, respectively.

Reclassification. The Company changed the classification of certain previously reported amounts in the accompanying balance sheet and cash flow statement as of June 30, 2004 to correct immaterial errors related to the accounting for income taxes. The effect of the changes was to decrease accumulated deferred income taxes by $4.0 million, increase other deferred credits by $3.4 million, and increase net liabilities of a discontinued segment by approximately $600,000. We reclassified certain items on the cash flow statement and the balance sheet at and for the six months ended June 30, 2004 to provide additional detail and for consistent presentation with the current year.

Earnings Per Share. Basic earnings per share ("EPS") is calculated by dividing net income, by the weighted-average common shares outstanding for the period. Diluted EPS reflects the impact of the issuance of common shares for all potential dilutive common shares outstanding during the period, including stock options.

Reconciliation of income and shares used in	Three months ended		Six months ended
computing fully diluted earnings per share	June 30		June 30
In thousands	2005	2004	2005	2004
Net income applicable to common stock	$2,381	$1,782	$5,361	$5,515

Weighted average number of common shares-basic	5,186	5,072	5,173	5,058
Dilutive effect of stock options	85	156	88	161
Weighted average number of common shares-diluted	5,271	5,228	5,261	5,219

The Company adopted the prospective method of accounting for stock-based compensation under SFAS 148 beginning January 1, 2003. The information presented below has been determined as if the Company accounted for all past employee and director stock options under the fair value method.

	Three months ended		Six Months Ended
Pro-forma net income	June 30		June 30
	2005	2004	2005	2004
In thousands, except per share amounts

Net income reported	$2,381	$1,782	$5,361	$5,515
Pro-forma net income	2,381	1,762	5,361	5,474
Earnings per share
As reported-basic	$0.46	$0.35	$1.04	$1.09
Pro-forma basic	0.46	0.35	1.04	1.08
As reported-diluted	0.45	0.34	1.02	1.06
Pro-forma diluted	0.45	0.34	1.02	1.05

Unregulated operations. Our wholly owned subsidiaries include GMP Real Estate Corporation and Green Mountain Power Investment Company ("GMPIC"). Green Mountain Resources, Inc. and Green Mountain Propane Gas Company Limited were dissolved in March and May 2004, respectively, with no gain or loss resulting from dissolution. We also have a rental water heater program that is not regulated by the VPSB. The results of these subsidiaries, and the Company’s unregulated rental water heater program, are included in equity in earnings of affiliates and non-utility operations in the Other Income (Deductions) section of the Consolidated Statements of Income.

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

Vermont Yankee Nuclear Power Corporation ("VYNPC")
Percent ownership: 33.6% common

Summarized unaudited financial information for VYNPC follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands	2005	2004	2005	2004
Gross Revenue	$ 40,960	$ 25,051	$ 83,309	$ 74,197
Net Income Applicable	180	128	342	271
to Common Stock
Equity in Net Income	61	43	115	91
Amounts due to VYNPC at June 30	n/a	n/a	2,205	1,868

Entergy Nuclear Vermont Yankee, LLC ("ENVY"), the owner of the Vermont Yankee Nuclear Plant, has announced that, under current operating parameters, it will exhaust the capacity of its existing nuclear waste storage pool in 2007 or 2008 and will need to store nuclear waste in so-called "dry fuel storage" facilities to be constructed on the site. Current Vermont law requires ENVY to obtain approval of the Vermont State legislature, in addition to VPSB approval, to construct and use such dry fuel storage facilities. The Vermont legislature passed a bill in June 2005 allowing ENVY to apply for dry fuel storage permission from the VPSB. The bill was signed into law in June and ENVY subsequently applied for VPSB approval. VPSB hearings are expected to be conducted over an extended period of time.

If ENVY fails to obtain VPSB approval, ENVY could be required to shut down the Vermont Yankee plant. If the Vermont Yankee plant is shut down, we would have to acquire substitute base load power resources, comprising approximately 35 percent of our estimated total power supply needs. At currently projected market prices, we estimate the annual incremental cost (in excess of the projected costs of power under our power supply contract for output from the Vermont Yankee facility) would be approximately $27 million annually. Recovery of those increased costs in rates would require a rate increase of approximately thirteen percent.

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

The RPP was part of ENVY's request to uprate or increase the output of the Vermont Yankee plant that was approved by the VPSB. Under the RPP, we have indemnification rights to between approximately $550,000 and $1.6 million to recover uprate-related reductions in output for the three-year period beginning in May 2004 and ending after completion of the uprate (or a maximum of three years), depending on future wholesale energy market prices. The Company and ENVY dispute whether the fire was uprate-related, and therefore whether the associated outage is subject to indemnification under the RPP. The Company has petitioned the VPSB to resolve the dispute.

Vermont Electric Power Company, Inc. ("VELCO")
Percent ownership: 29.2% common
                                     30.0% preferred

VELCO and its wholly-owned subsidiary, Vermont Electric Transmission Company, own and operate the transmission system in Vermont over which bulk power is delivered to all electric utilities in the state. The Company plans to make capital investments of up to $30 million in VELCO through 2009 in support of various transmission projects, including a $4.6 million investment made in the last quarter of 2004.

Summarized unaudited financial information for VELCO is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands	2005	2004	2005	2004
Gross Revenue	$ 7,524	$ 6,543	$ 15,506	$ 12,876
Net Income	744	308	1,474	618
Equity in Net Income	218	85	428	131
Amounts due to VELCO at June 30	n/a	n/a	3,799	3,504

The cost of transmission services provided by VELCO included in the Company's transmission expenses in the accompanying Consolidated Statements of Income amounted to $948,000 and $2.1 million in the second quarter and first six months of 2005, respectively, compared with $1.5 million and $2.7 million in the second quarter and first half of 2004, respectively.

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

Pine Street Barge Canal Superfund Site - In 1999, the Company entered into a United States District Court Consent Decree constituting a final settlement with the United States Environmental Protection Agency ("EPA"), the State of Vermont and numerous other parties of claims relating to a federal Superfund site in Burlington, Vermont, known as the "Pine Street Barge Canal." We have estimated total future costs of the Company’s future obligations under the consent decree to be approximately $6.2 million. The estimated liability is not discounted, and it is possible that our estimate of future costs could change by a material amount. We have recorded a regulatory asset of $13.1 million to reflect unrecovered past and future Pine Street costs. Pursuant to the Company’s 2003 Rate Plan approved by the VPSB, the Company has begun to amortize past unrecovered costs in 2005. The Company will amortize the full amount of incurred costs over 20 years without a return. The amortization is expected to be allowed in future rates, without disallowance or adjustment, until fully amortized.

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

Retail Rate Cases - On December 22, 2003, the VPSB approved our 2003 Rate Plan, jointly proposed by the Company and the Department. The 2003 Rate Plan covers the period from 2003 through 2006 and includes the following principal elements:

•
The Company’s rates remained unchanged through 2004. The 2003 Rate Plan allows the Company to raise rates 1.9 percent, effective January 1, 2005, and an additional 0.9 percent, effective January 1, 2006, if the increases are supported by cost of service schedules submitted 60 days prior to the effective dates. We submitted a cost of service schedule supporting the 1.9 percent rate increase for 2005, and in accordance with the plan, the increase became effective on January 1, 2005. If the Company’s cost of service filing for 2006 established that a rate increase of less than 0.9 percent is required for the Company to meet its revenue requirements, the Company would implement the lesser rate increase. The VPSB retains the discretion to open an investigation of the Company’s rates at any time, at the request of the DPS, the request of ratepayers, or on its own volition. Certain ratepayers requested the VPSB to open such an investigation in connection with the Company’s 1.9 percent rate increase for 2005. The VPSB granted the request in December 2004, and then, at our request, closed and terminated its investigation in January 2005, with no adverse impact on the Company’s rates.

•
The Company may seek additional rate increases in extraordinary circumstances, such as severe storm repair costs, natural disasters, extended unanticipated unit outages, or significant losses of customer load.

•
The Company’s annual allowed return on equity is 10.5 percent for the period January 1, 2003 through December 31, 2006. During the same period, the Company’s earnings on core utility operations are capped at 10.5 percent. The Company did not experience excess earnings in 2004. If excess earnings are recorded in 2005 or 2006, they will be refunded to customers as a credit on customer bills or applied to reduce regulatory assets, as the Department directs.

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

Other Regulatory Matters
On March 29, 2005, the VPSB issued its Order in a retail rate proceeding filed by Central Vermont Public Service Corporation (“CVPS”), the largest Vermont electric utility. The CVPS Order included a determination that CVPS should calculate its utility earnings under a voluntary earnings cap, to which CVPS had previously agreed, using a new ratemaking methodology. The VPSB required CVPS to recalculate its earnings cap retroactively to 2001, after removing expenses and assets that would not be included in its cost of service or rate base. Under the 2003 Rate Plan, GMP calculated its earnings cap in 2003 in the same manner as CVPS. GMP does not have substantial net assets on its balance sheet that would normally be excluded from rate base. We have also calculated, and submitted to the DPS, earnings cap calculations for 2003 and 2004 applying the methodology ordered by the VPSB in the CVPS rate case. The calculations indicate that the Company did not exceed its earnings cap in 2003 and 2004 under either calculation method.

The CVPS Order also provided CVPS with an allowed rate of return of 10 percent as compared with the 10.5 percent return on equity allowed in our 2003 Rate Plan. The CVPS Order found that CVPS's risk profile differs from GMP's in several ways, including the absence of significant customer concentration risk, cost of capital and other considerations.

Power Supply Risks and Contingencies
All of the Company’s power supply contract costs are currently being recovered through rates approved by the VPSB. The Company’s most significant power supply contracts are the Hydro Quebec Vermont Joint Owners ("VJO") Contract (the "VJO Contract") and the VYNPC Contract, which together supply approximately 70 percent of our retail load. The Company has a contract with Morgan Stanley Capital Group, Inc. (the "Morgan Stanley Contract"), that we estimate supplies approximately 16 percent of our load.

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

Our outage risks are generally a function of how much energy we receive from a particular source, the price of energy received from that source, whether the energy is unrelated to any specific operating plant (low-risk system power) or is dependent upon a particular power plant operating (high-risk), and the dependability of the transmission delivery system for that source. Counterparty credit quality also impacts risk. The Company's most significant power supply contract counterparties and certain associated risk attributes are summarized in the following table:

Contract	Counterparty	Investment Grade	System Power or Plant	Approximate Percent Load	Approximate Amount $ Per MWh
VYNPC	ENVY (through VYNPC)	Yes	VY Plant	35 - 40%	$40
VJO	Hydro Quebec	Yes	System Power	30 - 35%	$70
Morgan Stanley	Morgan Stanley	Yes	System Power	16%	Confidential*
*Morgan Stanley Contract terms are subject to a confidentiality agreement.

See further discussion of the Company's power supply commitments and risk under Part I, Item 3, Management's Discussion and Analysis.

Competition
The Town of Rockingham, Vermont, located in the southeastern portion of our service territory, has exercised an option to purchase a hydro-electric facility partially located in the town (the "Bellows Falls facility"). If Rockingham, or its assignee, is successful in arranging for purchase of the Bellows Falls facility, we expect to conclude an agreement to permit Rockingham to be responsible for its own power supply needs, with the Company providing distribution and other services to the town’s electric department. On July 12, 2005, Rockingham voters rejected their option to purchase the Bellows Falls facility. A group of residents has petitioned the town for a revote on the issue. The Company does not expect the outcome of this matter to have a material adverse effect on its operating results or financial condition.

Other Legal Matters
In 2002, the owners of property along the shoreline of Joe's Pond, an impoundment located in Danville, Vermont, created by the Company's West Danville hydro-electric generating facility, filed an inquiry with the VPSB seeking review of certain dam improvements made by the Company in 1995, alleging that the Company did not obtain all necessary regulatory approvals for the 1995 improvements and that the Company's improvements and subsequent operation of the dam have caused flooding of the shoreline and property damage. The Company received VPSB approval for, and has made additional dam improvements at, the facility. The VPSB has pending a regulatory proceeding to determine whether to impose regulatory penalties in connection with the 1995 dam improvements. The Company and the DPS have stipulated to a penalty amount of $50,000. The stipulation was approved by the VPSB on July 20, 2005. In addition, numerous owners of shoreline property on Joe's Pond have filed a lawsuit in Vermont superior court seeking damages for property damage allegedly caused by the Company's negligent conduct in making dam improvements and operating the dam facilities. The Company is defending against these claims. The Company does not expect the litigation to result in a material adverse effect on its operating results or financial condition.

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

At June 30, 2005, the Company had a power supply derivative liability recorded in deferred credits of $26.6 million reflecting the fair value of the 9701 agreement, and a power supply derivative asset of $12.0 million, reflecting the fair value of the Morgan Stanley Contract. A corresponding net regulatory asset of $14.6 million is also recorded in deferred charges. At December 31, 2004, the Company had a liability of $22.8 million, reflecting the fair value of the 9701 agreement, and an asset of $10.7 million, reflecting the fair value of the Morgan Stanley Contract. A corresponding net regulatory asset of $12.1 million was also recorded. The Company believes that the net regulatory asset is probable of recovery in future rates. The net regulatory asset is based on current estimates of future market prices that are likely to change by material amounts.

If a derivative instrument were terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss would be recognized in earnings immediately. For derivatives held to maturity, the earnings impact would be recorded in the period that the derivative is sold or matures.

5. SEGMENTS AND RELATED INFORMATION
The Company's electric utility operation is its only operating segment. The electric utility is engaged in the procurement, generation, distribution and sale of electrical energy in the State of Vermont and also reports the results of its wholly owned subsidiaries (GMPIC and GMP Real Estate) and the rental water heater program as a separate line item in the Other Income section in the Consolidated Statement of Income.

6. NEW ACCOUNTING STANDARDS
On May 19, 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the "Act") which requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The effect of the federal subsidy under the Act, accounted for as an actuarial gain, resulted in a reduction of $3.5 million to the Company's accumulated postretirement benefit obligation at December 31, 2004, and is expected to reduce net periodic cost by approximately $368,000 in 2005.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to voluntary changes in accounting principle and requires retrospective application to prior period final statements, unless impracticable to determine. The statement is a result of a broader effort by the FASB to improve comparability of financial reporting between US and international accounting standards. The Company does not expect this standard to have any material impact on its results of operations or its financial condition.

GREEN MOUNTAIN POWER CORPORATION
Part I — ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
June 30, 2005

Executive Overview -- Green Mountain Power Corporation (the "Company") generates virtually all of its earnings from retail electricity sales. Our retail electricity sales typically grow at an average annual rate of between one and two percent, about average for most electric utility companies in New England. Wholesale revenues have relatively minor impact on our operating results and financial condition. The Company is regulated and cannot adjust prices of retail electricity sales without regulatory approval from the Vermont Public Service Board ("VPSB").

Fair regulatory treatment is fundamental to maintaining the Company’s financial stability. Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders in order to attract capital. In December 2003, the Company received approval from the VPSB of a new rate plan covering the period 2003 through 2006 (the "2003 Rate Plan"), which sets rates at levels the Company believes will provide improved opportunities to recover costs and to earn its allowed rate of return. In accordance with the 2003 Rate Plan, the VPSB approved, and the Company implemented, a 1.9 percent rate increase, effective January 1, 2005. The 2003 Rate Plan also provides for an additional 0.9 percent increase effective January 1, 2006, subject to the Company's need for such increase. The 2003 Rate Plan is summarized in more detail in Part I, Item 1, Note 3 "Retail Rate Cases". The VPSB’s January 2001 rate order (the "2001 Settlement Order") allowed the Company to defer revenues of approximately $8.5 million (the “Deferred Revenues”), generated by leveling winter/summer rates during 2001, to help offset costs and realize our allowed rate of return during the 2001-2003 period. The 2003 Rate Plan permitted us to continue to defer and recognize these revenues in 2004. We recognized approximately $3.0 million of the Deferred Revenues in 2004, compared with approximately $1.1 and $4.5 million recognized in 2003 and 2002, respectively. At December 31, 2004, the Company has recognized all the Deferred Revenues.

Power supply expenses were equivalent to approximately 59 percent of total revenues in the second quarter of 2005. The Company’s need to seek rate increases from its customers frequently moves in tandem with increases in our power supply costs. We have entered into long-term power supply contracts for most of our energy needs. All of our power supply contract costs are currently included in the rates we charge our customers.

Company forecasts presently indicate the need for a rate increase of between 8 and 9 percent in 2007 to achieve our allowed rate of return, caused principally by forecasted higher replacement energy costs for the Company's power supply contract with Morgan Stanley Capital Group, Inc. that ends on December 31, 2006, and a forecasted increase in transmission expense. The Company is exploring alternatives designed to mitigate the magnitude of this potential rate increase, including alternative regulation and power supply contract options. The Company expects other Vermont utilities to experience similar cost pressures in light of current market prices.

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

RESULTS OF OPERATIONS
Earnings Summary - Overview
In this section, we discuss our earnings and the principal factors affecting them.

Total basic earnings per share of Common Stock	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Utility business	$ 0.45	$ 0.32	$ 1.02	$ 1.03
Unregulated businesses	0.01	0.03	0.02	0.06

Earnings per share of common stock	$ 0.46	$ 0.35	1.04	1.09

Basic earnings per share	$0.46	$0.35	$1.04	$1.09
Diluted earnings per share	$0.45	$0.34	$1.02	$1.06

Operating Results
The Company recorded diluted earnings per share of $0.45 in the quarter ended June 30, 2005, compared with diluted earnings per share of $0.34 in the same quarter of 2004. Earnings increased in the second quarter of 2005 compared with the same period last year principally because power supply expenses declined for the period while retail sales of electricity increased. Increased other operating, transmission, depreciation and amortization expenses and lower other income partially offset the increased margins from the sale of electricity in the second quarter of 2005, compared with the same period last year.

Retail revenues for the second quarter of 2005 increased by $1.9 million over the comparable 2004 period, reflecting increased sales of electricity. Total retail megawatt hour sales of electricity increased 1.6 percent in the second quarter of 2005, compared with the same period in 2004, primarily as a result of an increase in residential and small commercial and industrial sales of 3.7 percent and 3.2 percent, respectively. These increases were partially offset by a 1.7 percent decrease in sales to large commercial and industrial customers during the second quarter of 2005. The retail sales increase was principally due to warmer weather in June 2005 and customer growth.

In the second quarter of 2005, power supply expenses decreased $2.6 million compared with the second quarter of 2004, primarily due to a $1.8 million decrease in purchases of electricity for resale, increased deliveries of energy under one of our power supply contracts and lower unit prices under our contract to purchase energy from the Vermont Yankee nuclear power plant, offset in part by higher expenses to meet increased customer demand for electricity.

Other operating expenses increased by approximately $596,000 in the second quarter of 2005 compared with the same period of 2004 due primarily to increased expenses associated with the sale of utility services and regulatory expenses.

Transmission expenses increased by approximately $430,000, reducing earnings per share by $0.05 in the second quarter of 2005, compared with the same period last year, reflecting an increase in charges allocated for system support in New England by ISO New England, the regional transmission organization and additional transmission investment by VELCO, which owns and operates transmission systems in Vermont for all Vermont utilities.

Other income (deductions), net, decreased by approximately $291,000 or $0.04 per share in the second quarter of 2005, compared with the same period last year, reflecting sales of non-utility property in 2004.

Depreciation and amortization expenses increased by approximately $270,000 or $0.03 per share in the second quarter of 2005 as a result of increased investment in utility plant and increased amortization of regulatory assets, when compared with the same period during 2004.

The Company recorded diluted earnings per share of $1.02 for the six months ended June 30, 2005, compared with diluted earnings of $1.06 per share in the same period last year. Earnings decreased in 2005 principally because of increased transmission expenses, other operating expenses, and depreciation and amortization expenses. These increases in expenses more than offset the benefits of decreased power supply expenses and increased retail sales of electricity.

Transmission expenses increased by approximately $893,000 in the first half of 2005 compared with the same period last year, reflecting an increase in charges allocated for system support in New England by ISO New England and additional transmission investment by VELCO.

      Other operating expenses increased by approximately $727,000 in the six months of 2005 compared with the same period of 2004 due primarily to increased expenses associated with the sale of utility services and regulatory expenses.

     Depreciation and amortization expenses increased by approximately $557,000 in the first six months of 2005 as a result of increased investment in utility plant and increased amortization of regulatory assets, when compared with the same period during 2004.

During the six month period ended June 30, 2004, the Company reversed operating reserves totaling approximately $700,000, based upon management’s assessment that the contingencies reserved for were no longer probable of occurring.

OPERATING REVENUES AND MWh SALES
Our revenues from operations, megawatt hour ("MWh") sales and average number of customers for the three months ended June 30, 2005 and 2004 are summarized below:

	Three months ended		Six months ended
	June 30		June 30
Dollars in thousands	2005	2004	2005	2004
Operating revenues
Retail	$50,871	$49,008	$105,291	$103,613
Sales for Resale	4,018	5,860	7,846	14,778
Total Operating Revenues	$54,889	$54,868	$113,137	$118,391

MWh Sales-Retail	467,020	459,796	983,042	977,027
MWh Sales for Resale	69,066	107,919	134,878	253,620
Total MWh Sales	536,086	567,715	1,117,920	1,230,647

Average Number of Customers
	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004

Residential	76,316	75,253	75,907	75,341
Commercial and Industrial	13,658	13,480	13,643	13,476
Other	62	62	62	62
Total Number of Customers	90,036	88,795	89,612	88,879

Revenues
Total operating revenues in the second quarter of 2005 were essentially unchanged from the same period in 2004, because an increase in retail revenues of $1.9 million was offset by a decrease in wholesale revenues of $1.8 million. Wholesale purchases of energy decreased by a similar amount. The Company does not expect the reduction in wholesale revenues to adversely affect the Company's 2005 earnings since most of the Company's earnings result from retail sales of electricity.

Retail operating revenues for the second quarter of 2005 increased $1.9 million or 3.8 percent compared with the same period in 2004, reflecting increased revenues resulting from a 1.9 percent rate increase under the 2003 Rate Plan, an increase in our total number of customers and warmer weather. This increase was substantially offset by a $742,000 decrease in the recognition of revenues deferred under the 2001 Settlement Order. Total retail megawatt hour sales of electricity increased by 1.6 percent in the second quarter of 2005, compared with the same period in 2004. Sales to residential and small commercial and industrial customers increased by 3.7 percent and 3.2 percent, respectively, while sales to large commercial and industrial customers declined by 1.7 percent, when comparing the second quarter of 2005 to the same period in 2004. We believe that much of the increase in residential and small commercial and industrial consumption was related to warmer than normal weather in June 2005 and growth in the number of customers served. Retail operating revenues also increased $450,000 from the reversal of an operating reserve.

The Company recognizes revenues from sales of utility construction services in retail revenues. Revenues from these activities amounted to $709,000 in the second quarter of 2005 compared with $189,000 in the same period last year. Revenues from these activities are expected to increase to $5 million during 2005 as compared to $1.9 million in 2004.

Retail operating revenues increased $1.7 million during the first six months of 2005, compared with the same period of 2004, reflecting an increase of $1.8 million or 2.9 percent in commercial and industrial revenues during the same comparative periods, and an increase of approximately $687,000 or 1.7 percent in revenues from residential customers, offset by a $1.5 million decrease in the recognition of the Deferred Revenues.

Total retail MWh sales of electricity in the first half of 2005 increased 0.6 percent when compared with the first half of 2004, primarily as a result of an increase in commercial and industrial sales of 1.0 percent and a decrease of 0.2 percent in residential sales.

Wholesale revenues decreased $6.9 million or 46.9 percent during the first six months of 2005, compared with the same period in 2004, as a result of reduced market sales and sales under the Morgan Stanley Contract.

Customer Concentration Risk
The Company’s major industrial customer, International Business Machines ("IBM"), accounted for 16.4 percent, 16.4 percent and 16.6 percent of retail revenue for 2005 year to date, 2004 and 2003, respectively. The Company currently estimates, based on a number of projected variables, the retail rate increase required from all retail customers by a hypothetical shutdown of the IBM facility to be approximately five percent, inclusive of projected related declines in sales to residential and commercial customers.

OPERATING EXPENSES
Power supply expenses
Power supply expenses decreased $2.6 million or 7.4 percent in the second quarter of 2005 compared with the same period in 2004, primarily as a result of an estimated $1.8 million decline in wholesale purchases for resale, increased deliveries of lower priced energy under our contract with Hydro Quebec and lower unit prices under our contract to purchase energy from VYNPC, partially offset by increased expenses to meet growth in retail customer demand for electricity. Energy prices under our contracts with Hydro Quebec and VYNPC are significantly less than replacement market prices.

Power supply expenses from VYNPC increased $4.1 million or 89.3 percent during the second quarter of 2005 compared with the same period of 2004, primarily due to outages in 2004 at the Vermont Yankee nuclear power plant.

Company-owned generation expenses decreased $93,000 or 7.7 percent in the second quarter of 2005 compared with the same period in 2004, primarily due to decreased production at peak generation facilities. Peak generation facilities are run only to maintain system reliability or when wholesale energy prices are extremely high.

The cost of power that we purchased from other companies decreased $6.6 million or 22.8 percent in the second quarter of 2005 compared with the same period in 2004, primarily due to increased energy received under our contracts with Hydro-Quebec and VYNPC and reduced wholesale purchases for resale.

Power supply expenses decreased $7.4 million or 9.9 percent in the first half of 2005 compared with the same period in 2004, primarily as a result of a$6.9 million decline in wholesale sales of electricity.

Power supply expenses from VYNPC increased $2.8 million or 19.4 percent during the first half of 2005 compared with the same period of 2004, primarily due to an increase in energy provided under the Power Purchase Agreement between VYNPC and ENVY, because of plant outages that occurred in 2004.
Company-owned generation expenses decreased $785,000 or 22.8 percent in the first half of 2005 compared with the same period in 2004, because peaking facilities were used less for reliability and economic reasons.
The cost of power that we purchased from other companies decreased $9.5 million or 16.6 percent in the first half of 2005 compared with the same period in 2004, primarily due to reduced wholesale purchases for resale and increased energy received under our contracts with Hydro-Quebec and VYNPC.

Other operating expenses
Other operating expenses increased $596,000 or 12.7 percent in the second quarter of 2005 compared with the same period in 2004 due primarily to increased expenses associated with the sale of utility services and regulatory expenses. Other operating expenses increased $727,000 or 7.7 percent in the first half of 2005 compared with the same period in 2004 for the same reasons.

Transmission expenses
Transmission expenses increased by approximately $430,000 or 10.6 percent for the three months ended June 30, 2005 compared with the same period in 2004, due to an increase in charges allocated for system support in New England by the Independent System Operator, and increased expenses from VELCO, reflecting increased transmission investment in Vermont. Transmission expenses increased by approximately $893,000 or 11.5 percent for the six months ended June 30, 2005 compared with the same period in 2004 for the same reasons. The Company's relative share of transmission expenses allocated from VELCO varies with the Company's relative share of the peak demand recorded on Vermont's transmission system.

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

ISO-NE supports locational capacity payments (“LICAP”) to generators in an effort to differentiate the price generators receive for capacity at different locations within New England. ISO-NE believes that proposed higher capacity payments in constrained areas will encourage the development of new generation where needed. ISO-NE has petitioned FERC for approval of LICAP at levels that are expected to result in substantially higher capacity payments to generators beginning January 1, 2006. The changes are being disputed by numerous parties because they could result in substantially higher electric rates. Vermont is expected to fare better than many New England states since Vermont has not restructured and many of its utilities, including the Company, have specified power supply resources that meet their present needs. Therefore, requirements for capacity in Vermont would largely consist of obtaining resources for incremental as opposed to existing load. Even incrementally, future LICAP amounts for load growth beyond 2006 could be material, and if so, would be expected to increase Company rate requirements accordingly.

Maintenance expenses
Maintenance expenses increased $29,000 or 1.2 percent for the three months ended June 30, 2005 compared with the same period in 2004, primarily due to an increase in scheduled plant maintenance. Maintenance expenses increased $103,000 or 2.2 percent for the six months ended June 30, 2005 compared with the same period in 2004 due to an increase in scheduled plant maintenance and software maintenance costs.

Depreciation and amortization expenses
Depreciation and amortization expenses for the quarter ended June 30, 2005 increased $270,000 or 7.8 percent compared with the same period in 2004, reflecting an increase in the depreciation of utility plant due to increased investment, and the amortization of regulatory assets in accordance with the 2003 Rate Plan. Depreciation and amortization expenses increased $557,000 or 8.0 percent for the six months ended June 30, 2005 compared with the same period in 2004 for the same reasons.

Taxes other than income taxes
Other tax expense for the second quarter of 2005 decreased by $51,000 or 2.9 percent compared with the same period in 2004 due to reductions in property taxes. Other tax expense for the first six months of 2005 decreased by $108,000 or 3.1 percent compared with the same period in 2004 for the same reason.

Income taxes
Income taxes increased $469,000 or 59.8 percent in the second quarter of 2005 compared with the same period in 2004 due to an increase in pretax book income and an increase in the effective tax rate. Income taxes decreased $178,000 or 5.7 percent in the first half of 2005 compared with the same period in 2004 due to a decrease in pretax book income. The Company expects to recognize an income tax benefit of approximately three cents per share as a result of an income tax credit and deduction available in 2005 under the American Jobs Creation Act of 2004. The credit and deduction arise from our ownership interest in a biomass generation plant and from the production of electricity at Company hydro and fossil fuel plants.

Interest Charges
Interest charges increased $31,000 or 1.9 percent in the second quarter of 2005 compared with the same period in 2004, due to a decrease in interest capitalized on utility plant construction. Interest charges increased $109,000 or 3.3 percent in the first half of 2005 compared with the same period in 2004, for the same reason.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2004, we had cash and cash equivalents of $1.7 million. In the first half of 2005, cash and cash equivalents increased $2.1 million, primarily reflecting net cash provided by operating activities. Operating cash flows increased by $645,000 from the same period last year primarily as the result of a rate increase that substantially replaced deferred revenue recognition and increases in depreciation and amortization partially offset by a decrease in deferred income tax liabilities. Net cash used by investing activities amounted to $8.7 million, principally for investments to construct utility plant. We expect to spend approximately $14.6 million during the remainder of 2005, primarily for improvements in transmission, distribution and generation plant, and environmental expenditures. The Company plans to invest up to $30 million in VELCO through 2009 in support of the NRP and other transmission projects, including a $4.8 million investment made in the last quarter of 2004. Our investment projections for VELCO have increased from previous estimates primarily as a result of increases in cost estimates for the NRP. In July 2005, the Department of Public Service and another party (the Town of New Haven) filed motions with the Vermont Supreme Court to remand the case to the VPSB for further proceedings in light of the new cost estimates. The Company does not expect the VPSB to take further action in the case relating to the new cost estimates until the Supreme Court rules on the pending motions.

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

We expect most of our construction expenditures and dividends to be financed by net cash provided by operating activities. We anticipate that we will issue long-term debt of up to $30 million in 2005 and/or 2006 for scheduled first mortgage bonds redemptions of $14 million and to finance increased investment in VELCO and generation. The Company has no plans at present to issue additional equity and seeks to maintain equity at between fifty and fifty-five percent of its capital structure. Material risks to cash flow from operations include regulatory risk, our customer concentration risk with IBM, slower than anticipated load growth, unfavorable economic conditions and increases in net power costs.

During June 2005, the Company renegotiated a 364-day revolving credit agreement with Bank of America, joined by Sovereign Bank (the "BOA-Sovereign Agreement"). The BOA-Sovereign Agreement is for $30.0 million, unsecured, and allows the Company to choose any blend of a daily variable prime rate and a fixed term LIBOR-based rate. There was no short-term debt outstanding in the BOA-Sovereign Agreement at June 30, 2005, compared with $3.0 million outstanding at December 31, 2004. The BOA-Sovereign Agreement expires June 14, 2006.

The credit ratings of the Company's first mortgage bonds at June 30, 2005 were:

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

The following table presents a summary of certain material contractual obligations existing as of June 30, 2005.

In thousands	Payments Due by Period at June 30, 2005
			2006 and	2008 and	After
	Total	2005	2007	2009	2009

Long-term debt	$ 93,000	$ -	$ 14,000	$ -	$ 79,000
Interest on long-term debt	66,827	3,192	12,068	11,068	40,500
Capital lease obligations	4,232	286	879	766	2,299
Hydro-Quebec power supply contracts	550,516	27,432	100,986	102,723	319,375
Morgan Stanley Contract	22,718	12,561	10,157	-	-
Independent Power Producers	174,659	7,347	33,923	32,808	100,581
Stony Brook contract	46,034	2,102	6,024	6,506	31,402
VYNPC PPA	238,117	15,575	68,090	71,590	82,861
Total	$1,196,102	$68,495	$246,127	$225,461	$656,018

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

Vermont is the only state in the New England region that has not adopted some form of electric industry restructuring. The Vermont legislature enacted a bill that would impose renewable portfolio standards ("RPS") on Vermont electric distribution utilities. The bill currently contemplates that, effective January 1, 2013, distribution utilities will be required to supply all load growth for 2005 - 2013 with "renewable" energy supply, as defined in the bill. The bill provides the alternative that if in-state renewable generation sufficient to supply statewide load growth for 2005 - 2013 becomes operational before 2012, and if Vermont distribution utilities acquire the output of these facilities, the RPS requirement would be avoided.

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

Vermont Yankee - We have a 20 percent entitlement in Vermont Yankee plant output sold by Entergy to Vermont Yankee Nuclear Power Corporation ("VYNPC"), through a long-term purchase contract with VYNPC (the "VYNPC Contract"). We generally purchase between 35 and 40 percent of our annual load requirements from VYNPC at rates that are presently well below market. We are responsible for the purchase of replacement power to serve our load requirements when the plant is not operating due to scheduled or unscheduled outages. In the first half of 2005, we purchased $17.4 million from VYNPC based on our entitlement share of plant output, compared to $14.6 million for the same period in 2004, reflecting 2004 scheduled and unscheduled plant outages.

Hydro Quebec - We purchase varying amounts of power from Hydro Quebec under the Vermont Joint Owners ("VJO") Contract negotiated between the Company and Hydro Quebec. There are specific contractual provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro Quebec, the remaining VJO participants, including the Company, must "step-up" to the defaulting party's share on a pro rata basis. The Company is not aware of any instance where this provision has been invoked by Hydro Quebec. In the first half of 2005, we purchased $24.9 million of energy and related capacity under the existing contracts with Hydro Quebec, compared to $24.0 million for the same period in 2004.

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

Morgan Stanley - We purchase approximately 16 percent of our load requirements under a contract with Morgan Stanley Capital Group, Inc. (the "Morgan Stanley Contract"), designed to manage some of the price risks associated with changing fossil fuel prices. The Morgan Stanley Contract price is substantially below current market prices and expires on December 31, 2006. The Company is unable to predict the price, contract duration or terms of any future power supply contracts that could replace the Morgan Stanley Contract after it expires.

Defined Benefit Plans
The Company’s defined benefit plan assets are primarily made up of public equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased defined benefit plan costs in future periods.

The Company’s funding policy is to make voluntary contributions to its defined benefit plans before ERISA or Pension Benefit Guaranty Corporation requirements mandate such contributions under minimum funding rules, and so long as the Company’s liquidity needs do not preclude such investments. The Company expects to contribute approximately $2.0 million to defined benefits plans during 2005, of which $900,000 has been contributed to date.
Power Supply Derivatives
The Morgan Stanley Contract is used to hedge our power supply costs against increases in fossil fuel prices. The Morgan Stanley Contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133"). Management has estimated the fair value of the future net benefit of this agreement at June 30, 2005 to be approximately $12.0 million.

We currently have an agreement that grants Hydro Quebec an option (the "9701 agreement") to call power at prices that are expected to be below estimated future market rates. This agreement is a derivative and is effective through 2015. Management’s estimate of the fair value of the future net cost for the 9701 agreement at June 30, 2005 is approximately $26.6 million. We sometimes use forward contracts to hedge forecasted calls by Hydro Quebec under the 9701 agreement.

The table below presents the Company’s market risk of the Morgan Stanley Contract and the 9701 agreement derivatives, estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in wholesale energy prices, which nets to approximately $2.3 million. Actual results may differ materially from the table illustration. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are deferred.

Commodity Price Risk	June 30, 2005
In thousands	Fair Value(Cost)	Market Risk
Morgan Stanley Contract	$ 12,041	$ 1,638
9701 agreement	(26,610)	(3,965)
	$ (14,569)	$ (2,327)

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

Management’s report on the Company’s internal control over financial reporting was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to a material weakness as a result of deficiencies in both the design and operating effectiveness of controls associated with the Company’s accounting for income taxes. During the first half of 2005, management conducted testing and enhancement of the Company’s internal controls associated with accounting for income taxes and engaged a public accounting firm to assist management with its review of all income tax entries for the quarter, the statutory rate reconciliation, the Company's treatment of new tax credits and deductions, if applicable, and timing differences. These ongoing efforts, which required certain changes to the Company’s internal controls associated with accounting for income taxes, and which are subject to audit by the Company’s independent registered accounting firm at year-end, have improved the design and operational effectiveness of the Company's control processes and systems for financial reporting. Based on these efforts, management believes that the deficiencies in both the design and operating effectiveness of controls associated with the Company’s accounting for income taxes have been remedied and that the Company no longer has a material weakness in its internal control over financial reporting. It should be noted that the design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and that only reasonable assurance can be given that any internal control system will succeed in achieving its stated goals against all potential future conditions, regardless of how remote.

Except as described above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

GREEN MOUNTAIN POWER CORPORATION
June 30, 2005
PART II - OTHER INFORMATION

Item 1.
Legal Proceedings
See Note 3 of Notes to Consolidated Financial Statements
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
NONE
Item 3.
Defaults Upon Senior Securities
NONE
Item 4.
Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders held on May 23, 2005, there were 5,172,505 shares of common stock outstanding and entitled to vote, of which 4,421,318 were represented in person or by proxy. The following matters were submitted to a vote of the Company’s shareholders at its annual meeting with the voting results designated below each such matter:
1. Ratification of the appointment of Deloitte and Touche LLP as the independent auditors for the Company for 2004 with 4,362,905 votes for, 23,726 votes against, and 34,687 votes abstaining.
2. Approval of the proposal to amend and restate the Company's Amended and Restated Articles of Incorporation with 4,313,767 votes for, 53,149 votes against, and 54,402 votes abstaining.
4. Election of the nominees listed below as Directors of this Company for a term of one year, with votes cast as indicated.
There were no broker non-votes with respect to the election of directors.
		Votes
Directors	Votes	Against or
	For	Withheld

Elizabeth A. Bankowski	4,381,842	39,476
Nordahl L. Brue, Chair	4,363,184	58,134
William H. Bruett	4,363,532	57,786
Merrill O. Burns	4,364,763	56,555
David R. Coates	4,383,745	37,573
Christopher L. Dutton	4,364,822	56,496
Kathleen C. Hoyt	4,381,620	39,698
Euclid A. Irving	4,363,860	57,458
Marc A. vanderHeyden	4,381,663	39,655

Item 5.
Other Information
NONE

ITEM 6. Exhibits

Exhibit 10.1, 2005 Officer Deferred Stock Unit Agreement with Christopher L. Dutton, dated May 27, 2005 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on May 27, 2005).

Exhibit 10.2, 2005 Officer Deferred Stock Unit Agreement with Robert J. Griffin, dated May 27, 2005 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on May 27, 2005).

Exhibit 10.3, 2005 Officer Deferred Stock Unit Agreement with Walter S. Oakes, dated May 27, 2005 (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on May 27, 2005).

Exhibit 10.4, 2005 Officer Deferred Stock Unit Agreement with Mary G. Powell, dated May 27, 2005 (incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed on May 27, 2005).

Exhibit 10.5, 2005 Officer Deferred Stock Unit Agreement with Donald J. Rendall, Jr., dated May 27, 2005 (incorporated herein by reference to Exhibit 10.5 to our Form 8-K filed on May 27, 2005).

Exhibit 10.6, 2005 Officer Deferred Stock Unit Agreement with Stephen C. Terry, dated May 27, 2005 (incorporated herein by reference to Exhibit 10.6 to our Form 8-K filed on May 27, 2005).

Exhibit 10.7, Officer Deferred Stock Unit Agreement with Stephen C. Terry, dated May 27, 2005 (incorporated herein by reference to Exhibit 10.7 to our Form 8-K filed on May 27, 2005).

Exhibit 10.8, Supplemental Retirement Plan with Stephen C. Terry, dated May 27, 2005 (incorporated herein by reference to Exhibit 10.8 to our Form 8-K filed on May 27, 2005).

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

GREEN MOUNTAIN POWER CORPORATION
By: /s/ Christopher L. Dutton	August 9, 2005
Christopher L. Dutton President and Chief Executive Officer	Date

By: /s/ Robert J. Griffin	August 9, 2005
Robert J. Griffin Vice President, Chief Financial Officer and Treasurer and Principal Accounting Officer	Date