Form 10-Q
period 2006-06-30
GREEN MOUNTAIN POWER CORP
filed 2006-08-09
CIK 43704

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares of Common Stock, $3.33 1/3 par value, outstanding as of July 31, 2006: 5,276,183.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN MOUNTAIN POWER CORPORATION	Unaudited
Consolidated Comparative Income Statements	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2006	2005	2006	2005
Operating revenues
Retail Revenues	$51,677	$50,870	$105,627	$105,291
Wholesale Revenues	7,703	4,018	14,729	7,846
Total operating revenues	59,380	54,888	120,356	113,137
Operating expenses
Power Supply
Vermont Yankee Nuclear Power Corporation	11,141	8,767	20,233	17,462
Company-owned generation	1,392	890	2,737	2,430
Purchases from others	21,894	22,499	46,894	47,614
Other operating	7,849	5,273	13,306	10,155
Transmission	4,722	4,459	9,652	8,631
Maintenance	2,501	2,685	5,316	5,030
Depreciation and amortization	3,580	3,753	7,217	7,529
Taxes other than income	1,678	1,662	3,390	3,384
Income taxes	1,257	1,253	3,334	2,921
Total operating expenses	56,014	51,241	112,079	105,156
Operating income	3,366	3,647	8,277	7,981
Other income
Equity in earnings of affiliates and non-utility operations	366	431	822	820
Allowance for equity funds used during construction	31	7	42	14
Other income (deductions), net	(32)	(22)	(83)	(74)
Total other income	365	416	781	760
Interest charges
Long-term debt	1,633	1,633	3,267	3,267
Other interest	86	50	249	117
Allowance for borrowed funds used during construction	(14)	(4)	(19)	(10)
Total interest charges	1,705	1,679	3,497	3,374
Income from continuing operations	2,026	2,384	5,561	5,367
Income (Loss) from discontinued operations, net	-	(3)	77	(6)
Net income applicable to common stock	$2,026	$2,381	$5,638	$5,361

	Unaudited
Consolidated Statements of Comprehensive Income	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net income	$2,026	$2,381	$5,638	$5,361
Other comprehensive income, net of tax	-	-	-	-
Comprehensive income	$2,026	$2,381	$5,638	$5,361

Basic earnings per share	$0.39	$0.46	$1.07	$1.04
Diluted earnings per share	$0.38	$0.45	$1.06	$1.02
Cash dividends declared per share	$0.28	$0.25	$0.56	$0.50
Weighted average common shares outstanding-basic	5,260	5,186	5,251	5,173
Weighted average common shares outstanding-diluted	5,323	5,271	5,330	5,261
The accompanying notes are an integral part of these consolidated financial statements.

	Unaudited
GREEN MOUNTAIN POWER CORPORATION	For the Six Months Ended
Consolidated Statements of Cash Flows	June 30
	2006	2005
Operating Activities:	(In thousands)

Income from continuing operations	$5,561	$5,367
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,217	7,529
Dividends from associated companies	606	605
Equity in undistributed earnings of associated companies	(752)	(597)
Allowance for funds used during construction	(61)	(24)
Amortization of deferred purchased power costs	164	1,698
Deferred income tax expense, net of investment tax credit amortization	1,434	(1,267)
Deferred purchased power costs	(4,674)	-
Deferred regulatory earnings	-	198
Environmental and conservation deferrals, net	(714)	(42)
Share-based compensation	446	64
Changes in:
Accounts receivable and accrued utility revenues	1,297	2,184
Prepayments, fuel and other current assets	(1,274)	(1,256)
Accounts payable and other current liabilities	2,745	(1,487)
Accrued income taxes payable and receivable	(6,837)	227
Other	(1,279)	2,363
Net cash provided by continuing operations	3,878	15,562
Operating cash flows from discontinued operations	77	(6)
Net cash provided by operating activities	3,955	15,556

Investing Activities:
Construction expenditures	(8,166)	(8,326)
(Restriction)release of cash for renewable energy investments	(276)	(277)
Investment in associated companies	(6,153)	-
Return of capital from associated companies	158	86
Investment in nonutility property	(111)	(106)
Net cash used in investing activities	(14,547)	(8,623)
Financing Activities:
Payments on capital lease	(47)	(86)
Issuance of common stock	300	881
Short-term debt	6,900	(3,000)
Cash dividends	(2,947)	(2,593)

Net cash used in financing activities	4,207	(4,798)
Net increase in cash and cash equivalents	(6,385)	2,135

Cash and cash equivalents at beginning of period	6,500	1,720

Cash and cash equivalents at end of period	$115	$3,855

Supplemental Disclosure of Cash Flow Information:
Cash paid year-to-date for:
Interest	$3,476	$3,342
Income taxes	5,863	2,724
Non-cash construction additions	667	1,012
The accompanying notes are an integral part of these consolidated financial statements.

GREEN MOUNTAIN POWER CORPORATION
Consolidated Balance Sheets	Unaudited
	At June 30,	At December 31,
	2006	2005
ASSETS	(In thousands)
Utility plant
Utility plant, at original cost	$351,726	$347,947
Less accumulated depreciation	128,075	122,924
Utility plant, net of accumulated depreciation	223,651	225,023
Property under capital lease	4,369	4,369
Construction work in progress	10,544	7,519
Total utility plant, net	238,564	236,911
Other investments
Associated companies, at equity	16,112	10,036
Other investments	11,254	10,627
Total other investments	27,366	20,663
Current assets
Cash and cash equivalents	115	6,500
Accounts receivable, less allowance for
doubtful accounts of $413 and $484	18,696	19,594
Accrued utility revenues	6,892	7,291
Fuel, materials and supplies, average cost	6,376	6,360
Power supply derivative asset	5,276	15,342
Power supply regulatory asset	5,025	7,791
Prepayments and other current assets	2,692	1,434
Income tax receivable	2,005	-
Total current assets	47,077	64,312
Deferred charges
Demand side management programs	5,105	5,835
Purchased power costs	6,317	1,812
Pine Street Barge Canal	13,345	12,861
Power supply regulatory asset	21,396	22,344
Other regulatory assets	5,889	5,809
Other deferred charges	3,927	3,068
Total deferred charges	55,979	51,729
Non-utility

Property and equipment	-	246
Other assets	362	407
Total non-utility assets	362	653
Total assets	$369,348	$374,268

The accompanying notes are an integral part of these consolidated financial statements.

GREEN MOUNTAIN POWER CORPORATION
Consolidated Balance Sheets	Unaudited
	At June 30,	At December 31,
	2006	2005
CAPITALIZATION AND LIABILITIES	(In thousands except share data)
Capitalization
Common stock, $3.33 1/3 par value,
authorized 10,000,000 shares (issued
6,099,022 and 6,060,962)	$20,330	$20,203
Additional paid-in capital	81,455	81,271
Retained earnings	38,555	35,864
Accumulated other comprehensive income	(3,263)	(3,263)
Treasury stock, at cost (827,639 shares)	(16,701)	(16,701)
Total common stock equity	120,376	117,374
Long-term debt, less current maturities	79,000	79,000
Total capitalization	199,376	196,374
Capital lease obligation	3,897	3,944
Current liabilities
Current portion of long term debt	14,000	14,000
Short-term debt	6,900	-
Accounts payable, trade and accrued liabilities	10,062	14,196
Accounts payable to associated companies	7,644	1,483
Accrued taxes	771	5,603
Power supply derivative liability	5,025	7,791
Power supply regulatory liability	5,276	15,342
Customer deposits	950	1,052
Interest accrued	1,142	1,137
Other	2,806	2,552
Total current liabilities	54,576	63,156
Deferred credits
Power supply derivative liability	21,396	22,344
Accumulated deferred income taxes	29,666	28,092
Unamortized investment tax credits	2,139	2,280
Pine Street Barge Canal cleanup liability	6,094	6,096
Accumulated cost of removal	21,408	21,105
Deferred compensation	10,043	8,213
Other regulatory liabilities	7,113	6,513
Other deferred liabilities	11,343	13,777
Total deferred credits	109,202	108,420
COMMITMENTS AND CONTINGENCIES, Note 3
Non-utility
Net liabilities of discontinued segment	2,297	2,374
Total non-utility liabilities	2,297	2,374
Total capitalization and liabilities	$369,348	$374,268
The accompanying notes are an integral part of these consolidated financial statements.

	Unaudited
Consolidated Statements of Retained Earnings	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2006	2005	2006	2005

Balance - beginning of period	$38,005	$31,577	$35,864	$29,889
Net Income	2,026	2,381	5,638	5,361
Cash Dividends-common stock	(1,476)	(1,301)	(2,947)	(2,593)
Balance - end of period	$38,555	$32,657	$38,555	$32,657
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

Benefit Plans
The Company sponsors several qualified and nonqualified pension plans and other post-employment benefit plans covering current and former employees who meet certain eligibility criteria. The assumptions used to calculate the cost and obligations associated with these plans are determined on January 1 for the upcoming year. These assumptions are disclosed in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2005 (the "Form 10-K"). The Company expects to contribute approximately $2.0 million to its defined benefit plans in 2006. During the six months ended June 30, 2006, GMP contributed $1.5 million to its defined benefit plans.

For the Three Months Ended June 30, 2006	Qualified	Supplemental	Post-Retirement
	Pension	Pension	Benefit
	Plan	Plan	Plan	Total
	In thousands
Service cost	$319	$25	$81	$425
Interest cost	531	75	250	856
Expected return on plan assets	(631)	0	(238)	(869)
Amortization of the transition obligation	0	0	81	81
Amortization of prior service cost	31	19	(62)	(12)
Recognized net actuarial gain	100	12	63	175
Net periodic pension benefit cost	$350	$131	$175	$656

For the Three Months Ended June 30, 2005	Qualified	Supplemental	Post-Retirement
	Pension	Pension	Benefit
	Plan	Plan	Plan	Total
	In thousands
Service cost	$221	$35	$77	$333
Interest cost	515	73	267	855
Expected return on plan assets	(603)	0	(236)	(839)
Amortization of the transition obligation	43	9	(59)	(7)
Amortization of prior service cost	0	0	83	83
Recognized net actuarial gain	49	6	56	111
Net periodic pension benefit cost	$225	$123	$188	$536

For the Six Months Ended June 30, 2006	Qualified	Supplemental	Post-Retirement
	Pension	Pension	Benefit
	Plan	Plan	Plan	Total
	In thousands
Service cost	$638	$50	$162	$850
Interest cost	1,062	150	500	1,712
Expected return on plan assets	(1,262)	0	(476)	(1,738)
Amortization of the transition obligation	0	0	162	162
Amortization of prior service cost	62	38	(124)	(24)
Recognized net actuarial gain	200	24	126	350
Net periodic pension benefit cost	$700	$262	$350	$1,312

For the Six Months Ended June 30, 2005	Qualified	Supplemental	Post-Retirement
	Pension	Pension	Benefit
	Plan	Plan	Plan	Total
	In thousands
Service cost	$442	$70	$154	$666
Interest cost	1,030	146	534	1,710
Expected return on plan assets	(1,206)	0	(472)	(1,678)
Amortization of the transition obligation	86	18	(118)	(14)
Amortization of prior service cost	0	0	166	166
Recognized net actuarial gain	98	12	112	222
Net periodic pension benefit cost	$450	$246	$376	$1,072

The Company maintains a 401(k) Savings Plan for substantially all employees. This savings plan provides for employee contributions up to specified limits. The Company matches employee pre-tax contributions up to 4 percent, and contributes an additional one-half percent each year made on a non-matching basis, of eligible compensation. The additional half percent contribution was added effective January 2004. The Company match is immediately vested. The Company's matching and non-matching contributions for the second quarter of 2006 and 2005 were $136,000 and $142,000, respectively. The Company's matching and non-matching contributions for the first half of 2006 and 2005 were $260,000 and $243,000, respectively.

Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income, by the weighted-average common shares outstanding for the period. Diluted EPS reflects the impact of the issuance of common shares for all potential dilutive common shares outstanding during the period, including stock options.

Reconciliation of income and shares used in	Three months ended		Six months ended
computing fully diluted earnings per share	June 30		June 30
(In thousands)	2006	2005	2006	2005
Net income applicable to common stock	$2,026	$2,381	$5,638	$5,361

Weighted average number of common shares-basic	5,260	5,186	5,251	5,173
Dilutive effect of stock options	63	85	79	88
Weighted average number of common shares-diluted	5,323	5,271	5,330	5,261

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

All of the Company’s stock-based compensation is based on grants of equity instruments and no liability awards have been granted. Unrestricted stock grants and deferred stock unit awards have been made only to employees, senior management and directors. Unrestricted stock grants vest immediately and are recognized as compensation expense based on the fair value of the awards at the grant date. During the six months ended June 30, 2006 and 2005, the Company granted 400 shares and 300 shares of unrestricted stock to employees with a weighted average grant date fair value of $29.00 per share, and $28.46 per share, respectively.

Deferred stock unit awards are recognized as deferred compensation based on the fair value of the award at the grant date and charged to expense over the required service period for each award, which generally equals the vesting period. Stock Unit awards to senior management vest over a two-year service period. Stock Unit awards may be deferred and earn the equivalent of dividends during the deferral period. No modifications of existing awards occurred. All shares issued for stock awards are new shares. Total compensation expense from all stock awards to directors, employees and senior management totaled $232,000 and $116,000, for the three months ended June 30, 2006 and 2005, respectively, and $446,000 and $176,000 for the six months ended June 30, 2006 and 2005, respectively. A summary of stock unit awards activity follows:

Stock awards	Total	Vested	Non-vested
	Stock	Stock	Stock	Average	Aggregate	Shares returned	Compensation
	Awards	Awards	Awards	Grant-date	Intrinsic	for income tax	cost
	Share units			fair value	Value	withholding	recognized
Outstanding at December 31, 2005	58,566	7,166	51,400	$27.12	$1,588,310	-	$-
Shares granted or dividend equivalents earned	400	400	-	29.00	11,600	249	11,598
Vested	-	17,600	(17,600)	29.10	512,160	5,455	202,092
Issued	(20,540)	(20,540)	-	24.13	(495,630)
Outstanding at March 31, 2006	38,426	4,626	33,800	$28.69	$1,102,442	5,704	$213,690
Granted	45,770	300	45,470	28.30	1,295,291		232,400
Vested	-	16,900	(16,900)	29.10	491,790
Issued	(17,200)	(17,200)	-	29.10	(500,520)	4,956
Outstanding at June 30, 2006	66,996	4,626	62,370	$28.32	$1,897,327	10,660	$446,090

Approximately $1,432,000 of unrecognized compensation exists at June 30, 2006, with a weighted average accrual period of 15 months remaining. The amount capitalized as part of the cost of assets was approximately $3,000.

A summary of stock option activity follows:

Options		Weighted	Aggregate	Average
	Total	Average	Intrinsic	Contractual
	Options	Price	Value	Life in years

Outstanding and exercisable at December 31, 2005	146,600	$10.90	$2,586,686
Granted	-	-
Exercised	4,500	10.22	83,248
Forfeited	-	-
Outstanding and exercisable at March 31, 2006	142,100	$10.92	$2,504,249	4.9
Granted
Exercised	7,400	9.78	156,317
Forfeited
Outstanding and exercisable at June 30, 2006	134,700	$10.98	$3,092,821	4.66

For the six months ended June 30, 2006, cash received from the exercise of options totaled approximately $118,000, and the Company recognized a reduction in income tax liability of approximately $99,000. The adoption of SFAS 123R resulted in no incremental stock-based compensation expense and had no impact on net income, diluted earnings per share or cash flows from operating or financing activities for this same period.

The information presented below has been determined as if the Company accounted for all past employee and director stock options under the fair value method.

	Three months ended		Six months ended
Pro-forma net income	June 30		June 30
(In thousands, except per share amounts)	2006	2005	2006	2005
Net income reported	$2,026	$2,381	$5,638	$5,361
Pro-forma net income	2,026	2,381	5,638	5,361
Share based compensation, net of tax included in net income	138	69	265	38
Share based compensation, net of tax not included in net income	-	-	-	-
Earnings per share
As reported-basic	$0.39	$0.46	$1.07	$1.04
Pro-forma basic	0.39	0.46	1.07	1.04
As reported-diluted	0.38	0.45	1.06	1.02
Pro-forma diluted	0.38	0.45	1.06	1.02

Unregulated operations
The VPSB does not regulate our rental water heater program.  The results of this program is included in equity in earnings of affiliates and non-utility operations in the Other Income (Deductions) section of the Consolidated Statements of Income.

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

Vermont Electric Power Company, Inc. ("VELCO"))
Vermont Transco LLC (“Transco”)

VELCO Percent ownership:     29.2%
Transco Percent ownership:     13.9%
Total Direct and Indirect Ownership of Transco:  30.3%

In June 2006, VELCO’s Board of Directors approved a plan to transfer substantially all of VELCO’s business to Vermont Transco LLC (“Transco”), a Vermont limited liability company. On June 30, 2006, VELCO’s assets were transferred to Transco in exchange for 2.4 million Class A Units and Transco’s assumption of VELCO’s debt. VELCO and its employees will manage the operations of Transco under an operating agreement that includes the Company, Central Vermont Public Utility and most of Vermont electric utilities. Transco is operating under Amended and Restated Three Party Agreements that include the Company, Central Vermont Public Utility, VELCO and Transco. VELCO has a 54.2 percent ownership interest in Transco.

On June 30, 2006, the Company invested $6.2 million in Transco and received a 13.9 percent equity ownership interest represented by Class A membership units that will receive an 11.5 percent rate of return. The Company’s total direct and indirect interest in Transco is 30.3%. In the second quarter of 2006, the Company did not receive any cash distributions or equity in net income from Transco.

Transco will own and operate the transmission system in Vermont over which bulk power is delivered to all electric utilities in the state. The Company plans to make additional capital investments of up to $19 million in Transco in support of various transmission projects.  The Company's capital contributions to Transco are based on and consistent with our original equity commitments to VELCO.

Summarized consolidated financial information for VELCO is as follows:

VELCO Consolidated	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands	2006	2005	2006	2005
Gross Revenue	$8,469	$7,524	$17,456	$15,506
Net Income	731	744	1,502	1,474
Equity in Net Income	212	218	451	428
Amounts due from VELCO	311	3,395	311	3,395
Costs of transmission services provided by VELCO	1,508	3,345	3,376	7,065
Construction revenues received from VELCO	317	714	408	715

Included in the Company’s retail and other revenues are construction services revenue of approximately $317,000 and $714,000 billed to VELCO in the second quarter of 2006 and 2005, respectively.

Vermont Yankee Nuclear Power Corporation ("VYNPC")
Percent ownership: 33.6% common

Summarized unaudited financial information for VYNPC follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands	2006	2005	2006	2005
Gross Revenue	$56,013	$40,960	$100,360	$83,309
Net Income Applicable	168	180	341	342
to Common Stock
Equity in Net Income	57	61	115	115
Amounts due to VYNPC	3,863	2,205	3,863	2,205

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

The Vermont Yankee plant received final approval for uprating from the Nuclear Regulatory Commission on March 2, 2006. On June 8, 2006, the plant received its new output rating. The plant has progressed to its new output of approximately 620 megawatts. Under the purchased power agreement between Entergy and VYNPC, through which we obtain our Vermont Yankee power, after the Vermont Yankee nuclear plant uprating is completed, our percentage of energy output under Vermont Yankee’s contract with ENVY declines. VYNPC and Entergy are discussing the calculations which depend upon determination of the pre-uprate capability of the plant, which is presently disputed. The Company believes its share of the plant’s output should be equivalent to the amount of power it received before the uprate process began. The Company estimates the potential impact of the differing methods of calculation will adversely affect power supply expense by up to $600,000 annually.  In the event that the Vermont Yankee plant is derated in the future, then our rights to energy output could decline proportionately to such derating. If this were to occur, we estimate it would have a material adverse effect on our power supply costs. In this event we would seek recovery of these costs from the VPSB.  The Company is currently a party to a VPSB Docket that was opened to investigate whether the reliability of the increased nuclear plant output will be adversely affected by the operation of the plant’s steam dryer. The matter is expected to be resolved in September 2006, and the Company cannot presently predict the matter’s resolution.

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

On April 14, 2006, the Company petitioned the VPSB to increase retail rates by 11.95 percent the (“2006 Retail Rate Filing”). We expect the VPSB to issue a final order on this rate increase request no later than December 29, 2006, and new rates to be effective January 1, 2007. The rate increase is required to recover costs of providing electric service to our customers. Approximately 88 percent of the increase is due to rising power costs and the remaining 12 percent is due to increased transmission costs. The power cost increase is driven largely by the need to replace the Morgan Stanley contract expiring at the end of this year, and by the higher-cost, post-Katrina wholesale market. The increased transmission costs are largely attributable to reliability-related projects planned or under construction within the state and region. If the VPSB does not allow our full rate requirements, GMP estimates that for every 1 percent shortfall in rates, the financial impact could be up to a $2.0 million reduction in pre-tax earnings.

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

RECENT DEVELOPMENTS

On June 22, 2006, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of June 21, 2006 (the “Merger Agreement”), among Northern New England Energy Corporation, a Vermont corporation (“NNEEC”), Northstars Merger Subsidiary Corporation, a Vermont corporation and a wholly-owned subsidiary of NNEEC (the “Merger Sub”), and the Company, pursuant to which Merger Sub will be merged with and into the Company (the “Merger”). The Company will be the surviving company in the Merger as a wholly-owned subsidiary of NNEEC. NNEEC is a wholly owned subsidiary of Gaz Metro Limited Partnership, a limited partnership organized under the laws of the Province of Québec (“GazMétro”).

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock, par value $3.33 1/3 per share (other than Shares which are held by any wholly-owned subsidiary of the Company or in the treasury of the Company or which are held by NNEEC or Merger Sub, or any direct or indirect wholly-owned subsidiary of NNEEC, all of which shall cease to be outstanding and shall be canceled and none of which shall receive any payment with respect thereto, and other than dissenting shares), will be converted into the right to receive $35.00 in cash, without interest thereon.

Consummation of the Merger is subject to a number of customary conditions, including, among others, (i) approval by a majority of the votes entitled to be cast by the holders of the Company’s common stock; (ii) receipt of all necessary consents and approvals, including the receipt of final orders from governmental entities such as the Federal Energy Regulatory Commission and the Vermont Public Service Board; (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) the exercise of dissenters’ rights by not more than 10% of the outstanding shares of the Company common stock. The parties have prepared some of the regulatory filings to obtain necessary regulatory approvals. We currently anticipate that the Merger will be completed within approximately twelve months following the date of the Merger Agreement.

The Company and NNEEC have made customary representations, warranties and covenants in the Merger Agreement. In particular, the Company covenants to NNEEC, subject to certain exceptions, (1) not to solicit or knowingly encourage or facilitate the making or submission of any alternative acquisition proposal nor initiate, encourage, or participate in any discussions or negotiations with, or furnish any non-public information to, any person (other than NNEEC or Merger Sub) in connection with any acquisition proposal; (2) for its Board of Directors not to withdraw or modify the Board's action to recommend the Merger in a manner adverse to NNEEC; and (3) to use its best efforts to convene a special meeting of the Company’s shareholders to consider and vote upon the approval of the Merger Agreement and the Merger.

In connection with the execution of the Merger Agreement, GazMétro entered into an arrangement whereby GazMétro agreed to cause NNEEC to timely perform all of its obligations under the Merger Agreement.

On June 21, 2006, Merger Sub entered into employment agreements with the following employees of the Company: Christopher L. Dutton, Robert J. Griffin, Mary G. Powell, Donald J. Rendall, Jr., Robert E. Rogan, Walter Oakes and Dawn D. Bugbee. These agreements generally provide that they shall become effective upon consummation of the Merger and that the employees subject to the employment agreements will continue to be employed by the Company for a period of at least three years thereafter. Each agreement contains provisions relating to compensation, benefits, the applicable employee’s rights upon a Change of Control (as such term is defined in the employment agreement), confidentiality and the effect of the termination of an employee’s employment.

The more complete description of the terms of the proposed Merger is set forth in the Company's Current Report on Form 8-K dated June 22, 2006.

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

Contract	Counterparty	Investment Grade	System Power or Plant	Approximate Percent Load	Approximate Amount $ Per MWh
VYNPC	ENVY (through VYNPC)	No	VY Plant	35 - 40%	$40
VJO	Hydro Quebec	Yes	System Power	30 - 35%	$70
Morgan Stanley	Morgan Stanley	Yes	System Power	17%	Confidential*
*Morgan Stanley Contract terms are subject to a confidentiality agreement.

During the second quarter of  2006, the Company entered into a contract with JPMorgan Ventures Energy Corporation to purchase just under 10 percent of the Company’s retail load requirements for a four year period commencing January 1, 2007 and ending December 31, 2010. Following expiration of the Morgan Stanley Contract and after commencement of the contract with JPMorgan Ventures Energy Corporation, the Company will have approximately 100,000 mWh of remaining off-peak load exposed to market prices during the period 2007 - 2010 as well as peak and off-peak load variances caused by weather variations or other factors. Management will continue to monitor the markets for opportunities to cover the Company’s open position or purchase this energy in the spot market. The replacement power costs reflected in the JPMorgan agreement and the forecasted costs of the Company’s remaining open position are substantially included in the Company’s 2006 Retail Rate Filing.

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

4. DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments primarily to reduce power supply risk. The Company does not hold trading positions seeking instead to keep supply and demand in balance. The Company has continued to record expense related to contracts which are considered derivatives in the period settled consistent with an accounting order issued by the VPSB.

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

At June 30, 2006, the Company had a power supply derivative liability of $21.4 million recorded in deferred credits and $5.0 million recorded in current liabilities totaling the $26.4 million fair value of the 9701 agreement. Also at June 30, 2006, the Company had a derivative asset of $5.3 million, reflecting the $4.3 million fair value of the Morgan Stanley Contract and the $929,000 fair value of the interest rate swap. Corresponding regulatory assets and regulatory liabilities total $26.4 million and $5.3 million, respectively. Amounts due during the next twelve months are classified in current assets and current liabilities. At December 31, 2005, the Company had a liability of $30.1 million, reflecting the fair value of the 9701 agreement, and an asset of $15.3 million, reflecting the fair value of the Morgan Stanley Contract. Corresponding regulatory assets and regulatory liabilities total $30.1 million and $15.3 million, respectively. Amounts due during 2006 are classified in current assets and current liabilities.

In March 2006, the Company entered into an interest rate swap relating to the Company’s expected issuance of $30 million first mortgage bonds issue to mitigate the risk of rising interest rates. See LIQUIDITY AND CAPITAL RESOURCES. Approximately one-half of the new $30 million first mortgage bonds in 2006 was covered. Interest rates have risen through June 30, 2006, since the Company entered into this interest rate hedge. The June 30, 2006 fair value of $929,000 represents the net present value of the difference between the original 5.332% swap rate and the replacement rate of 5.813% as of June 30, 2006. This amount has been recorded as a regulatory liability which is consistent with other derivate accounting. The interest rate swap was terminated on August 2, 2006, with a final valuation of approximately $0.6 million, which will be amortized over the life of the bond issue.

5. SEGMENTS AND RELATED INFORMATION
The Company's electric utility operation is its only operating segment. The electric utility is engaged in the procurement, generation, distribution and sale of electrical energy in the State of Vermont and also reports the results of the rental water heater program in the Other Income section in the Consolidated Statement of Income.

6. NEW ACCOUNTING STANDARDS
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R focuses primarily on accounting for share-based payments to employees in exchange for services, and it requires entities to recognize compensation expense for these payments. The cost for equity-based awards is expensed based on their grant date fair value, and liability awards are expensed based on their fair value, which is re-measured each reporting period. The pro forma disclosure previously permitted under SFAS 123 is no longer an alternative to financial statement recognition. The Company uses the fair value method for share-based payment awards and expects that this new standard will not have a material impact on its financial position, its results of operations or its liquidity.

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

In June 2006, the FASB issued FIN-48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109., effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The adoption of FIN-48 by the Company is expected to have no effect on results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time in this report, we may make statements that constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. In these statements, you may find words such as believes, expects, plans, or similar words. These statements are not guarantees of our future performance. There are risks, uncertainties and other factors that could cause actual results to be different from those projected. Some of the reasons the results may be different include:

•	regulatory and judicial decisions or legislation and other regulatory risks
•	energy supply and demand, outages and other power supply volume risks
•	power supply price risks
•	customer concentration risks
•	pension and postretirement health care risks
•	customer service quality
•	changes in regional market and transmission rules
•	contractual commitments
•	credit risks, including availability, terms, and use of capital and counterparty credit quality
•	general economic and business environment
•	changes in technology
•	nuclear and environmental issues
•	alternative regulation and cost recovery (including stranded costs)
•	weather
•	Rapidly changing and increasingly competitive wholesale electricity utility markets
•	Customer growth and changes in customer demands
•	Acts of terrorism

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

The Company increased its common stock dividend in February 2006 from an annual rate of $1.00 per share to $1.12 per share. The Company’s dividend payout ratio during 2005 was comparatively low, at approximately 48 percent of 2005 earnings from continuing operations. The Merger Agreement permits the Company to pay quarterly dividends of $0.28 per share. Under the Merger Agreement, the Company has agreed not to increase the dividend prior to the closing of the Merger without the permission of NNEEC. See RECENT DEVELOPMENTS.

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

Power supply expenses were equivalent to approximately 62 percent of total operating expenses in the second quarter of 2006. Therefore, any significant increase in the cost of our power supply resources would likely require the Company to seek a rate increase. The Company filed a retail rate case requesting a rate increase of 11.95 percent on April 14, 2006, effective for January 1, 2007, partially as a result of the need to replace an expiring power supply contract. We have entered into long-term power supply contracts for most of our energy needs. All of our power supply contract costs are currently included in the rates we charge our customers. The risks associated with our power supply resources, including outage, curtailment, and other delivery risks, the timing of contract expirations, the volatility of wholesale prices, and other factors impacting our power supply resources and how they relate to customer demand are discussed below.

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

RESULTS OF OPERATIONS
Earnings Summary - Overview
In this section, we discuss our earnings and the principal factors affecting them.

Total basic earnings per share of Common Stock	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Utility business	$0.38	$0.45	$1.05	$1.02
Unregulated businesses	0.01	0.01	0.02	0.02

Earnings per share of common stock	$0.39	$0.46	1.07	1.04

Basic earnings per share	$0.39	$0.46	$1.07	$1.04
Diluted earnings per share	$0.38	$0.45	$1.06	$1.02

Operating Results
The Company had consolidated earnings of $0.38 per share of common stock, diluted, for the second quarter of 2006 compared with consolidated earnings of $0.45 per share of common stock, diluted, for the same period in 2005.

Earnings were down modestly in the second quarter of 2006 primarily as a result of merger expenses relating to the proposed acquisition of the Company by an affiliate of Gaz Metro Incorporated. The Company’s power supply resources exceeded customer demand during the second quarter of 2006 due to a temporary increase in purchases of energy under a long-term contract for output from the Vermont Yankee nuclear power plant and the Company’s election to exercise contract rights to increase deliveries at below market prices from one of its suppliers during 2006. The increase in power supply costs in 2006 was limited by added precipitation-based production by Company hydro power plants (which produced low-cost electricity) that replaced higher priced market purchases made during the second quarter of 2005.

Retail operating revenue for the second quarter of 2006 increased by $807,000 compared with the same period in 2005. Of this amount, $336,000 related to the sale of electricity and $472,000 related to the sale of utility construction services to commercial and municipal entities. There was a reduction in residential and commercial/industrial sales of electricity due to more seasonable weather compared to the same quarter of 2005. The revenue impact from reduced sales was offset by a 0.9 percent rate increase authorized by the Vermont Public Service Board which generated approximately $465,000 in additional revenues during the second quarter of 2006. Sales to residential and large commercial and industrial customers decreased by 0.4 percent and 1.0 percent, respectively, compared with the second quarter in 2005. By contrast, sales to small commercial and industrial customers remained the same in the second quarter of 2006 compared with the same quarter last year. Total retail megawatt hours sales of electricity decreased by 0.5 percent in the second quarter of 2006, compared with the same period in 2005.

Wholesale revenues in the second quarter of 2006 increased by $3.7 million compared to the same quarter in 2005. Wholesale revenues increased because we sold the excess supplies discussed above in the wholesale energy market.

In the second quarter of 2006, power supply expenses increased by $2.3 million compared with the second quarter of 2005. Additional purchases under our contract entitlements and greater production from Company-owned hydro facilities replaced energy purchased in the wholesale energy markets during the second quarter of 2005 and resulted in excess supply that was sold in the wholesale markets.

Other operating expenses increased $2.6 million in the second quarter of 2006 compared with the same period of 2005 reflecting costs associated with the proposed acquisition of the Company by an affiliate of Gaz Metro Incorporated (the “Merger”) of $0.9 million, increased expenses of $1.3 million in the sale of utility construction services to commercial and municipal customers and increased expenses of $0.4 for employee benefits.

The Company recorded diluted earnings per share of $1.06 for the six months ended June 30, 2006, compared with diluted earnings of $1.02 per share in the same period last year. Earnings increased in the first six months of 2006 principally as a result of $4.5 million of increased wholesale revenue exceeding the purchased power costs.

Retail operating revenue for the first six months of 2006 increased $336,000 compared with the same period in 2005. Wholesale revenues for the first six months increased $6.9 million compared to the same period in 2005, because we sold the excess supplies discussed above in the wholesale energy market.

Power supply expenses increased by $2.4 million in the first half of 2006 compared to the same six months in 2005. Additional purchases under our contract entitlements and greater production from Company-owned hydro facilities replaced energy purchased in the wholesale energy markets during the second quarter of 2005 and resulted in excess supply that was sold in the wholesale markets.

Other operating expenses increased $3.2 million in the first half of 2006 compared with the same period in 2005 reflecting the $0.9 million incurred for costs associated with the merger, increased expenses of $1.3 million in the sale of utility construction services and increased expenses of $486,000 for employee benefits.

Transmission expenses increased by approximately $1.0 million in the first half of 2006 compared with the same period last year, reflecting an increase in charges allocated for system support in New England by ISO New England and additional transmission investment by VELCO.

OPERATING REVENUES AND MWH SALES
Our revenues from operations, megawatt hour ("MWh") sales and average number of customers for the three and six months ended June 30, 2006 and 2005 are summarized below:

	Three months ended		Six months ended
	June 30		June 30
(Dollars in thousands)	2006	2005	2006	2005
Operating revenues
Retail	$51,677	$50,870	$105,627	$105,291
Sales for Resale	7,703	4,018	14,729	7,846
Total Operating Revenues	$59,380	$54,888	$120,356	$113,137

MWh Sales-Retail	464,840	467,020	967,629	983,042
MWh Sales for Resale	125,895	69,066	223,752	134,878
Total MWh Sales	590,735	536,086	1,191,381	1,117,920

Average Number of Customers	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Residential	78,226	75,253	77,362	75,907
Commercial and Industrial	13,996	13,480	13,917	13,643
Other	62	62	61	62
Total Number of Customers	92,284	88,795	91,340	89,612

Revenues
Total operating revenues in the second quarter of 2006 increased by $4.5 million or 8.2 percent from the same period in 2005, due to an increase in wholesale revenues of $3.7 million and an increase in retail revenues of $807,000.

Retail operating revenues for the second quarter of 2006 increased $807,000 or 1.6 percent compared with the same period in 2005, reflecting decreased megawatt hour sales of electricity caused by unseasonably cooler weather, offset by the 0.9 percent rate increase authorized by the VPSB and the increase in utility construction revenues. Total retail megawatt hour sales of electricity decreased by 0.5 percent in the second quarter of 2006, compared with the same period in 2005.

The Company recognizes revenues from sales of utility construction services in retail revenues. Revenues from these activities amounted to $1.4 million in the second quarter of 2006 compared with $709,000 in the same period last year.

Wholesale revenues for the second quarter of 2006 increased $3.7 million or 91.7 percent compared with the same period in 2005 as a result of increased sales of excess power into the wholesale energy market.

Retail operating revenues increased $336,000 during the first six months of 2006, compared with the same period of 2005, reflecting a decrease of $304,000 or 0.5 percent in commercial and industrial revenues during the same comparative periods, and a decrease of approximately $723,000 or 1.8 percent in revenues from residential customers, offset by a $1.0 million increase in the recognition of revenues from the sale of utility construction services.

Total retail MWh sales of electricity in the first half of 2006 decreased 1.6 percent when compared with the first half of 2005, primarily as a result of a decrease in commercial and industrial sales of 1.8 percent and a decrease of 2.0 percent in residential sales.

Wholesale revenues increased $6.9 million or 87.7 percent during the first six months of 2006, compared with the same period in 2005, as a result of increased sales of our excess power to the wholesale energy bugmarket.

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

OPERATING EXPENSES
Power supply expenses
Power supply expenses increased $2.3 million or 7.1 percent in the second quarter of 2006 compared with the same period in 2005, due to a temporary  increase in purchases of energy under a long-term contract for output from the Vermont Yankee nuclear power plant and the Company’s election to exercise contract rights to increase deliveries at below market prices from one of its suppliers during 2006.

Power supply expenses from VYNPC increased $2.4 million or 26.8 percent during the second quarter of 2006 compared with the same period of 2005, primarily due to a temporary increase in output from the Vermont Yankee nuclear power plant purchased under our contract with VYNPC.

Company-owned generation expenses increased $502,000 or 56.4 percent in the second quarter of 2006 compared with the same period in 2005, primarily due to increased production.

The cost of power that we purchased from other companies decreased $604,000 or 2.7 percent in the second quarter of 2006 compared with the same period in 2005. This was primarily due to decreased higher-cost market purchases made possible because of increased purchases of lower-cost resources, including energy under our contract with Hydro Quebec.

Under the Public Utility Regulatory Policy Act of 1978 (“PURPA”), the Company must purchase the output of independent power producers (“IPP”) plants governed by this act at specific rates for specified periods of time. These specified rates are typically the highest contract rates of any contracted resources that the Company purchases. Approximately half of the output of these plants is hydro and in the second quarter of 2006, higher than normal precipitation resulted in an increase of $450,000 in purchases from these IPP plants. The benefits of additional production from our own hydro plants more than offset the costs of IPP plant purchases.

Under the Vermont Joint Owners (including the Company) contract with Hydro Quebec, the Company exercised one of its remaining two options to increase the load factor to 80 percent from 75 percent in November 2005. Hydro Quebec exercised the first of its options under this same contract to decrease the load factor from 75 percent to 65 percent in November 2004 for the period ending October 31, 2005. As a result, the Company received approximately 24,000 additional megawatt hours (“mWh”) in 2006 at an average price of approximately $30 per mWh, well below wholesale market prices.

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

Power supply expenses increased $2.4 million or 3.5 percent in the first half of 2006 compared with the same period in 2005, primarily as a result of increased entitlement from VYNPC and Hydro-Quebec under long-term contracts. Incremental energy purchased from these sources was sold in the wholesale energy markets at higher prices than the marginal costs for these resources, particularly for Hydro-Quebec deliveries.

Power supply expenses from VYNPC increased $2.8 million or 15.9 percent during the first half of 2006 compared with the same period of 2005, primarily due to an increase in energy provided under the Power Purchase Agreement between VYNPC and ENVY.

Company-owned generation expenses increased $307,000 or 12.6 percent in the first half of 2006 compared with the same period in 2005, because of output at one of our joint-owned facilities.

The cost of power that we purchased from other companies decreased $720,000 million or 1.5 percent in the first half of 2006 compared with the same period in 2005, primarily due to reduced wholesale market purchases and as a result of increased low cost energy received under our contract with Hydro-Quebec.

Other operating expenses
Other operating expenses increased $2.6 million or 48.9 percent in the second quarter of 2006 compared with the same period in 2005 due primarily to costs of $0.9 million relating to the proposed acquisition of the Company by an affiliate of Gaz Metro Incorporated, increased expenses of $1.3 million associated with the sale of utility services to commercial and municipal customers and increased expenses of $0.4 million for employee benefits. Other operating expenses increased $3.2 million or 31.0 percent in the first half of 2006 compared with the same period in 2005 for the same reasons.

Transmission expenses
Transmission expenses increased by $263,000 or 5.9 percent for the three months ended June 30, 2006 compared with the same period in 2005, primarily as a result of an increase in Vermont transmission investment and in our share of Vermont transmission expense because our loads have increased relative to other Vermont utilities.

Transmission expenses increased by $1.0 million or 11.8 percent for the six months ended June 30, 2006 compared with the same period in 2005 for the same reasons. The Company's relative share of transmission expenses allocated from VELCO varies with the Company's relative share of the peak demand recorded on Vermont's transmission system.

Maintenance expenses
Maintenance expenses decreased by $184,000 or 6.9 percent in the second quarter of 2006 compared with the same period of 2005 primarily due to a decrease in scheduled plant maintenance and turbine repairs.

Maintenance expenses increased $286,000 or 5.7 percent for the six months ended June 30, 2006 compared with the same period in 2005 due to an increase in scheduled plant maintenance and software maintenance costs.

Depreciation and amortization expenses
Depreciation and amortization expenses for the quarter ended June 30, 2006 decreased $173,000 or 4.6 percent compared with the same period in 2005, reflecting a decrease in the depreciation of utility plant reflecting an updated depreciation study.

Depreciation and amortization expenses decreased $312,000 or 4.1 percent for the six months ended June 30, 2006 compared with the same period in 2005 for the same reasons.

Taxes other than income taxes
Other tax expense for the second quarter of 2006 increased by $16,000 or 1.0 percent compared with the same period in 2005 due to increases in property tax.

Other tax expense for the first six months of 2006 increased slightly by $6,000 or 0.2 percent compared with the same period in 2005 for the same reason.

Income taxes
Income taxes increased $4,000 or 0.3 percent in the second quarter of 2006 compared with the same period in 2005 due to an increase in pretax book income and an increase in the effective tax rate due to permanently capitalized merger expenses. Income taxes increased $413,000 or 14.1 percent in the first half of 2006 compared with the same period in 2005 due to an increase in pretax book income and an increase in the effective tax rate due to permanently capitalized merger expenses, partially offset by a decrease in the Vermont state income tax rate.

Interest Charges
Interest charges increased $26,000 or 1.6 percent in the second quarter of 2006 compared with the same period in 2005, due to an increase in interest expense on the Company’s revolving line of credit and a tax obligation. Interest charges increased $123,000 or 3.6 percent in the first half of 2006 compared with the same period in 2005 for the same reason.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2005, we had cash and cash equivalents of $6.5 million. In the first six months of 2006, cash and cash equivalents decreased to $115,000. Operating cash flows decreased by $11.0 million from the same period last year primarily as the result of increased working capital needs and payments for estimated income taxes. Net cash used by investing activities amounted to $14.5 million, principally for investments to construct utility plant and additional investment in VELCO.

The Company’s 2006 Retail Rate Filing requests an increase in rates of 11.95 percent. Each percentage point represents approximately $2 million in pre-tax cash flow.

We expect to spend approximately $15.4 million during the next six months of 2006, primarily for improvements in transmission, distribution and generation plant, and environmental expenditures. The Company plans to invest up to $25 million in VELCO through 2008 in support of the Northwest Reliability Project (“NRP”) and other transmission projects, including a $4.8 million investment made in the last quarter of 2004. Our investment projections for VELCO have increased from previous estimates primarily as a result of increases in VELCO’s cost estimates for the NRP.

On February 27, 2006, the annual dividend rate was increased from $1.00 to $1.12 per share, a payout ratio of approximately 48 percent based on 2005 earnings from continuing operations. The Merger Agreement permits the Company to pay quarterly dividends of $0.28 per share. Under the Merger Agreement, the Company has agreed not to increase the dividend prior to the closing of the Merger without the permission of NNEEC.

We expect most of our construction expenditures and dividends to be financed by net cash provided by operating activities. Material risks to cash flow from operations include increases in net power costs, regulatory risk, and unfavorable economic conditions.

Effective June 14, 2006, the Company has a five year revolving credit facility of $30 million with Sovereign Bank and Key Bank replacing the expiring 364-day revolving credit agreement with Bank of America, joined by Sovereign Bank. The Sovereign/Key Bank revolving credit facility is unsecured, and allows the Company to choose any blend of a daily variable prime rate and a fixed term LIBOR-based rate. This revolving credit facility does not include any material adverse change or material adverse effect clauses, subsequent to the effective date, as pre-conditions for borrowing under the facility.

On August 3, 2006, the Company closed on the first tranche of the new $30 million First Mortgage Bonds, 6.53% Series, due August 1, 2036 and received $11 million in funds. The primary use of these funds will be to partially fund additional capital investments by the Company in VELCO. It is anticipated that the second tranche for $19 million will close in December 2006 to repay $14 million of First Mortgage Bonds maturing in November and December 2006 and to repay short-term bank borrowings.

The Company has no plans at present to issue additional equity and seeks to maintain equity at between fifty and fifty-five percent of its capital structure.

The credit ratings of the Company's first mortgage bonds at June 30, 2006 were:

	Moody's	Standard & Poor's

First mortgage bonds	Baa1	BBB

Rating agencies reacted favorably to the announcement of the Merger Agreement with NNEEC. Both Moody’s and Standard and Poor’s placed the Company in a “positive watch” category.

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

The following table presents a summary of certain material contractual obligations existing as of June 30, 2006, for which undiscounted future annual payments are shown.

	Payments Due by Period
At June 30, 2006			2007 and	2009 and	After
	Total	2006	2008	2010	2011
	(In thousands)

Long-term debt	$93,000	$14,000	$-	$-	$79,000
Interest on long-term debt	60,370	3,267	11,068	11,068	34,966
Capital lease obligations	3,705	238	771	771	1,927
Hydro-Quebec power supply contracts	491,932	24,336	103,020	103,993	260,583
Morgan Stanley Contract	5,528	5,528	-	-	-
Independent Power Producers	141,810	5,929	33,285	33,285	69,312
Stony Brook contract	25,689	1,056	3,480	3,541	17,612
VYNPC PPA	190,193	13,102	64,144	69,811	43,137
Benefit plan contributions	19,000	1,000	4,000	4,000	10,000
VELCO capital contributions	19,077	9,507	9,570	-	-
Total	$1,050,303	$77,962	$229,338	$226,467	$516,537

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

Recent Developments
On June 22, 2006, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of June 21, 2006 (the “Merger Agreement”), among Northern New England Energy Corporation, a Vermont corporation (“NNEEC”), Northstars Merger Subsidiary Corporation, a Vermont corporation and a wholly-owned subsidiary of NNEEC (the “Merger Sub”), and the Company, pursuant to which Merger Sub will be merged with and into the Company (the “Merger”). The Company will be the surviving company in the Merger as a wholly-owned subsidiary of NNEEC. NNEEC is a wholly owned subsidiary of Gaz Metro Limited Partnership, a limited partnership organized under the laws of the Province of Québec (“GazMétro”).

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock, par value $3.33 1/3 per share (other than Shares which are held by any wholly-owned subsidiary of the Company or in the treasury of the Company or which are held by NNEEC or Merger Sub, or any direct or indirect wholly-owned subsidiary of NNEEC, all of which shall cease to be outstanding and shall be canceled and none of which shall receive any payment with respect thereto, and other than dissenting shares), will be converted into the right to receive $35.00 in cash, without interest thereon.

Consummation of the Merger is subject to a number of customary conditions, including, among others, (i) approval by a majority of the votes entitled to be cast by the holders of the Company’s common stock; (ii) receipt of all necessary consents and approvals, including the receipt of final orders from governmental entities such as the Federal Energy Regulatory Commission and the Vermont Public Service Board; (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) the exercise of dissenters’ rights by not more than 10% of the outstanding shares of the Company common stock.

The Company and NNEEC have made customary representations, warranties and covenants in the Merger Agreement. In particular, the Company covenants to NNEEC, subject to certain exceptions, (1) not to solicit or knowingly encourage or facilitate the making or submission of any alternative acquisition proposal nor initiate, encourage, or participate in any discussions or negotiations with, or furnish any non-public information to, any person (other than NNEEC or Merger Sub) in connection with any acquisition proposal; (2) for its Board of Directors not to withdraw or modify the Board's action to recommend the Merger in a manner adverse to NNEEC; and (3) to use its best efforts to convene a special meeting of the Company’s shareholders to consider and vote upon the approval of the Merger Agreement and the Merger. The parties have prepared some of the regulatory filings to obtain necessary regulatory approvals. We currently anticipate that the Merger will be completed within approximately twelve months following the date of the Merger Agreement.

In connection with the execution of the Merger Agreement, GazMétro entered into an arrangement whereby GazMétro agreed to cause NNEEC to timely perform all of its obligations under the Merger Agreement.

On June 21, 2006, Merger Sub entered into employment agreements with the following employees of the Company: Christopher L. Dutton, Robert J. Griffin, Mary G. Powell, Donald J. Rendall, Jr., Robert E. Rogan, Walter Oakes and Dawn D. Bugbee. These agreements generally provide that they shall become effective upon consummation of the Merger and that the employees subject to the employment agreements will continue to be employed by the Company for a period of three years thereafter. Each agreement contains provisions relating to compensation, benefits, the applicable employee’s rights upon a Change of Control (as such term is defined in the employment agreement), confidentiality and the effect of the termination of an employee’s employment.

The more complete description of the terms of the proposed Merger set forth in the Company's Current Report on Form 8-K dated June 22, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Vermont is the only state in the New England region that has not adopted some form of electric industry restructuring. The Vermont legislature enacted legislation that would impose renewable portfolio standards ("RPS") on Vermont electric distribution utilities. The bill currently contemplates that, effective January 1, 2013, distribution utilities will be required to supply all load growth for 2005 - 2013 with "renewable" energy supply, as defined in the bill. The bill provides the alternative that if in-state renewable generation sufficient to supply statewide load growth for 2005 - 2013 becomes operational before 2012, and if Vermont distribution utilities acquire the output of these facilities, the RPS requirement would be avoided.

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

We have developed a power supply portfolio that meets approximately 85 percent of our estimated customer demand ("load") requirements through 2010. Our power supply contracts and resources significantly reduce the Company's exposure to volatility in wholesale energy market prices. The Company remains exposed to very volatile energy markets for the remaining 10 percent of its load requirements, as well as congestion, line loss and other ancillary service charges allocated to New England utilities by ISO-NE.

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

On April 14, 2006, the Company petitioned the VPSB to increase retail rates by 11.95 percent, the (“2006 Retail Rate Filing”). We expect the VPSB to issue a final order on this rate increase request no later than December 29, 2006, and new rates to be effective January 1, 2007. The rate increase is required to recover costs of providing electric service to our customers. Approximately 88 percent of the increase is due to rising power costs and the remaining 12 percent is due to increased transmission costs. The power cost increase is driven largely by the need to replace the Morgan Stanley contract expiring at the end of this year, and by the higher-cost, post-Katrina wholesale market. The increased transmission costs are largely attributable to reliability-related projects planned or under construction within the state and region. GMP estimates that for every 1 percent shortfall in rates, the financial impact could be up to $2.0 million reduction in pre-tax earnings.

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

Vermont Yankee - We have a 20 percent entitlement in Vermont Yankee plant output sold by Entergy to Vermont Yankee Nuclear Power Corporation ("VYNPC"), through a long-term purchase contract with VYNPC (the "VYNPC Contract"). We generally purchase between 35 and 40 percent of our annual load requirements from VYNPC at rates that are presently well below market. We are responsible for the purchase of replacement power to serve our load requirements when the plant is not operating due to scheduled or unscheduled outages. In the first six months of 2006, we purchased $20.2 million from VYNPC based on our entitlement share of plant output, compared to $17.5 million for the same period in 2005, reflecting the uprated capacity of the plant to produce energy and the Company’s temporarily enhanced ability to purchase the energy. The majority of these incremental purchases were at market prices by the Company.

Hydro Quebec - We purchase varying amounts of power from Hydro Quebec under the Vermont Joint Owners ("VJO") Contract negotiated between the Company and Hydro Quebec. There are specific contractual provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro Quebec, the remaining VJO participants, including the Company, must "step-up" to the defaulting party's share on a pro rata basis. The Company is not aware of any instance where this provision has been invoked by Hydro Quebec. In the first six months of 2006, we purchased $27.3 million of energy and related capacity from Hydro Quebec, compared to $24.9 million for the same period in 2005.

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

During the second quarter of 2006, the Company entered into a contract with JPMorgan Ventures Energy Corporation to purchase just under 10 percent of the Company’s retail load requirements for a four year period commencing January 1, 2007 and ending December 31, 2010. Following expiration of the Morgan Stanley Contract and after commencement of the contract with JPMorgan Ventures Energy Corporation, the Company will have approximately 100,000 mWh of remaining off-peak load exposed to market prices during the period 2007 - 2010. Management will continue to monitor the markets for opportunities to cover the Company’s open position or purchase this energy in the spot market. The replacement power costs reflected in the JPMorgan agreement and the forecasted costs of the Company’s remaining open position are substantially included in the Company’s 2006 Retail Rate Filing.

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

Power Supply and Other Derivatives
The Morgan Stanley Contract is used to hedge our power supply costs against increases in fossil fuel prices. The Morgan Stanley Contract is a derivative under Statement of Financial Accounting Standards No. 133 ("SFAS 133"). Management has estimated the fair value of the future net benefit of this agreement at June 30, 2006 to be approximately $4.3 million.

We currently have an agreement that grants Hydro Quebec an option (the "9701 agreement") to call power at prices that are expected to be below estimated future market rates. This agreement is a derivative and is effective through 2015. Management’s estimate of the fair value of the future net cost for the 9701 agreement at June 30, 2006 is approximately $24.6 million. Hydro Quebec exercised its 9701 option for delivery during the first quarter of 2006. Future 9701 agreement obligations beyond 2007 to Hydro Quebec are not presently covered by existing energy supply contracts.

In March 2006, the Company entered into an interest rate swap relating to the Company’s expected issuance of $30 million first mortgage bonds to mitigate the risk of rising interest rates. Approximately one-half of the new $30 million first mortgage bonds in 2006 was covered. Interest rates have risen through June 30, 2006, since the Company entered into this interest rate hedge. The June 30, 2006 fair value of $929,000 represents the net present value of the difference between the original 5.332% swap rate and the replacement rate of 5.813% as of June 30, 2006. This amount has been recorded as a regulatory liability which is consistent with other derivative accounting. The interest rate swap was terminated on August 2, 2006, with a final fair value of approximately $0.6 million, which will be amortized over the life of the bond issue.

The table below presents the Company’s market risk of the Morgan Stanley Contract, the 9701 agreement and the interest rate swap derivatives, estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in wholesale energy prices, which nets to approximately $2.5 million. Actual results may differ materially from the table illustration. Under an accounting order issued by the VPSB, changes in the fair value of derivatives are deferred.

Commodity Price Risk	At June 30, 2006
	Fair Value(Cost)	Market Risk
	(In thousands)

Morgan Stanley Contract	$4,347	$615
9701 agreement	(26,421)	(3,099)
Interest rate swap	929	20
	$(21,145)	$(2,464)

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NONE.

Item 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on May 22, 2006, there were 5,251,658 shares of common stock outstanding and entitled to vote, of which 4,268,908 were represented in person or by proxy. The following matters were submitted to a vote of the Company’s shareholders at its annual meeting with the voting results designated below each such matter:
1. Ratification of the appointment of Deloitte and Touche LLP as the independent auditors for the Company for 2006 with 4,216,488 votes for, 20,243 votes against, and 32,177 votes abstaining.
2. Election of the nominees listed below as Directors of this Company for a term of one year, with votes cast as indicated.

There were no broker non-votes with respect to the election of directors.

		Votes
Directors	Votes	Against or
	For	Withheld

Elizabeth A. Bankowski	4,087,475	181,433
Nordahl L. Brue, Chair	4,208,280	60,628
William H. Bruett	3,952,176	316,732
Merrill O. Burns	3,818,937	449,971
David R. Coates	3,939,497	329,411
Christopher L. Dutton	4,204,527	64,381
Kathleen C. Hoyt	3,861,992	406,916
Euclid A. Irving	3,919,070	349,838
Marc A. vanderHeyden	4,194,091	74,817

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS
Exhibit 10.b.18 Amended and Restated Three Party Transmission Agreement Between VELCO, Vermont Transco LLC, the Company and Central Vermont Public Service Corporation, dated June 30, 2006.

Exhibit 10.b.19 Amended and Restated Three Party Agreement Between VELCO, Vermont Transco LLC, the Company and Central Vermont Public Service Corporation, dated June 30, 2006.

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

GREEN MOUNTAIN POWER CORPORATION
By: /s/ Christopher L. Dutton	August 9, 2006
Christopher L. Dutton President and Chief Executive Officer	Date

By: /s/ Dawn D. Bugbee	August 9, 2006
Dawn D. Bugbee Vice President, Chief Financial Officer and Principal Accounting Officer	Date